Form 10QSB
period 1996-03-31
U S PAWN INC
filed 1996-05-14
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
             (Exact name of registrant as specified in its charter)


           Colorado                                            84-0819941
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              7215 Lowell Boulevard
                              Westminster, CO 80030
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 657-3550
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 3,194,322 shares as of May 13, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (amounts in thousands)

                                     ASSETS
                                     ------
                                                     March           December
                                                    31, 1996         31, 1995
                                                   ---------         --------

CURRENT ASSETS:
  Cash                                              $   413           $  282
  Service charges receivable                            364              352
  Pawn loans                                          2,749            2,704
  Accounts receivable, net                               25               35
  Notes receivable-related parties                      238              241
  Inventory                                           1,468            1,394
  Prepaid expenses and other                             99               96
                                                      -----           ------

           Total current assets                       5,356            5,104

PROPERTY AND EQUIPMENT, at cost, net                  1,278            1,249

NOTES RECEIVABLE-RELATED PARTIES                         69               69

INTANGIBLE ASSETS, net                                  280              135

OTHER ASSETS                                             29               19
                                                     ------           ------

                                                     $7,012           $6,576
                                                     ======           ======









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                             (amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    March           December
                                                   31, 1996         31, 1995
                                                   --------         --------
CURRENT LIABILITIES:
  Accounts payable                                  $   99           $   32
  Customer layaway deposits                             38               41
  Accrued expenses                                     136              149
  Income taxes payable                                 140               81
  Notes payable                                        839              887
  Notes payable-related parties                        429              419
  Current portion of long-term debt                     64               21
                                                    ------            -----

    Total current liabilities                        1,745            1,630

LONG-TERM DEBT, less current portion                    57               50

DEFERRED INCOME TAXES                                  111              131
                                                    ------           ------

    Total Liabilities                                1,913            1,811

COMMITMENTS AND CONTINGENCIES:

MINORITY INTEREST                                       23              -

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,500 shares issued and outstanding                 378              378
  Common stock, no par value, 30,000,000
   shares authorized; 3,162,322 shares
   issued and outstanding                              3,374            3,241
  Additional paid-in capital                             802              822
  Retained earnings                                      522              324
                                                       -----           ------

    Total Stockholders' Equity                         5,076            4,765
                                                      ------           ------

                                                      $7,012           $6,576
                                                      ======           ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (Amounts in thousands, except share data)


                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                    1996             1995
                                                   ------           ------
REVENUES:
   Sales                                           $1,426           $1,330
   Pawn service charges                             1,102            1,044
   Other income                                        21               25
                                                   ------            -----

     Total Revenues                                 2,549            2,399

COST OF SALES AND EXPENSES:
   Cost of sales                                    1,092            1,097
   Operations                                         779              772
   Administration                                     245              238
   Interest                                            51               58
   Depreciation and amortization                       56               53
                                                   ------           ------

     Total Cost of Sales and Expenses               2,223            2,218
                                                   ------           ------

INCOME FROM OPERATIONS BEFORE
   INCOME TAXES                                       326              181

PROVISION FOR INCOME TAXES                            116               58
                                                   ------           ------

NET INCOME                                            210              123

DIVIDENDS ON PREFERRED STOCK                           (9)              (9)

MINORITY INTEREST                                      (3)              -
                                                   ------           ------

EARNINGS AVAILABLE FOR
COMMON STOCKHOLDERS                                    198             114
                                                    ======           ======

EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                        $ 0.06           $ 0.04
                                                    ------           ------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                    3,220,651        3,023,437
                                                 =========        =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1996            1995
                                                               ---------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                            $   206          $   124
         Adjustments to reconcile net income to net
           cash provided by operating activities:
         Depreciation and amortization                              56               53
         Deferred income taxes                                     (20)              58
         Minority interest in subsidiary earnings                    3              -
         Changes in:
           Service charges receivable                              (12)               2
           Inventory, excluding forfeited loan collateral          760              819
           Accounts receivable                                      11               66
           Prepaid expenses and other                               (3)             (14)
           Accounts payable                                         67               28
           Accrued expenses                                        (13)              26
           Income taxes payable                                     59              -
           Customer layaway deposits                                (3)               4
                                                               -------           ------

           Net Cash Provided by Operating Activities             1,111            1,166

CASH FLOWS (TO) INVESTING ACTIVITIES:
         Pawn loans made                                        (2,475)          (2,496)
         Pawn loans repaid                                       1,686            1,559
         Purchase of property and equipment                        (63)            (506)
         Payments on notes receivables-related parties               3              239
         Decrease(increase) in other assets                        (53)              -
         Acquisition of subsidiary company                         (83)              -
                                                               -------           ------

          Net cash (Used) by Investing Activities                 (985)          (1,204)

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
         Dividends paid                                             (9)              (9)
         Issuance of notes payable and long-term debt              107              175
         Payments on notes payable and long-term debt             (210)            (254)
         Payments on capital lease obligations                      -                (1)
         Issuance of notes payable-related parties                   7                5
         Payments on notes payable-related parties                  (3)               -
         Purchase of redeemable common stock                         -              (12)
         Issuance of common stock, net of offering costs           113               64
                                                               -------          -------

          Net Cash (Used) by Financing Activities                    5              (32)
                                                               -------          -------

NET INCREASE (DECREASE) IN CASH                                    131              (70)
CASH, beginning of year                                            282              270
                                                               -------          -------

Cash, end of year                                              $   413          $   200
                                                               -------          -------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                     $    46          $    57
                                                               =======          =======

                  Income taxes                                 $    88          $    -
                                                               =======          =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                           $   834          $   892
                                                               =======          =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (the "financial statements") include the accounts of U.S. Pawn, Inc. and its 80%-owned subsidiary, Advantage Pawn (the "Company"), from the effective acquisition date of February 1, 1996. All material inter-company transactions have been eliminated upon consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Forms 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 1995 and the three month transition period ended December 31, 1995.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - ACQUISITION

Effective February 1, 1996, the Company acquired 80% of the outstanding common stock of Advantage Pawn, a Wyoming corporation ("Advantage"). Under the agreement the sellers received $82,500 in cash, 45,000 shares of the Company's common stock valued at $2.333 per share in exchange for 80% of the outstanding Advantage common stock and $22,500 in cash in exchange for an agreement not to compete. The Company also agreed to guarantee $105,000 in liabilities of Advantage.

                                 U.S. PAWN, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


NOTE 3 - INCOME TAXES

The provision for income taxes has been recorded based upon the Company's estimate of the expected annualized effective tax rate for each interim period presented. Deferred income taxes have been recorded in accordance with generally accepted accounting principles under SFAS 109.

NOTE 4 - EARNING PER COMMON SHARE

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common stock and common stock equivalents outstanding during each interim period presented. When common stock equivalents have an anti-dilutive effect on earnings per share, they are excluded from the calculation.

NOTE 5 - CONTINGENCIES

On February 26, 1996, a former officer and director of the Company, filed a legal action alleging a breach of the terms of a certain stock registration agreement between the former officer and director and the Company. The Company and its legal counsel believe that the action is without merit, do not expect an unfavorable result and intend to contest the action vigorously.

In addition, the Company is party to a number lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

U.S. Pawn, Inc. (the "Company") is one of four publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 120% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 90 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. The Company currently owns and operates fourteen (14) pawnshops, of which twelve (12) are located Colorado and two (2) are located in Wyoming.

Expansion of Operations
As an integral part of its business strategy, the Company intends to continue concentrating multiple pawnshops in single markets in order to improve market penetration, enhance name recognition and reinforce market programs. Consistent with this philosophy, the Company added 2, 2, 2 and 3 stores to its operations during Fiscal 1996, 1994, 1993 and 1992, respectively. On January 26, 1996, the Company agreed to acquire 80% of the outstanding common stock of Advantage Pawn, a Wyoming corporation, for total consideration of $187,500, payable $82,500 in cash and $105,000 of common stock in the Company valued at the closing date. In addition, the Company agreed to pay $22,500 in cash in exchange for a non-compete agreement with the Advantage shareholders. The transaction closed on March 16, 1996, at which time $82,500 in cash and 45,000 shares of the Company's common stock valued at $2.333 per share were transferred to the Advantage shareholders in exchange for 80% of the outstanding voting common shares of Advantage Pawn. The Company also agreed to guarantee $105,000 in liabilities of Advantage Pawn.

Profitability vs.  Liquidity.
The profitability and liquidity of the Company is affected by the amount of the Company's outstanding pawn loans, which in turn is affected in part by the Company's pawn loan decisions. The Company is generally able to influence the frequency of pawn loan redemptions and forfeitures of pawn loan collateral by increasing or decreasing the amount loaned in relation to the estimated resale value of the pledged property. A more conservative loan policy, i.e. smaller loans in relation to the pledged property's estimated resale value, generally results in fewer and smaller transactions being entered into, a decrease in the Company's aggregate loan balance and a decrease in pawn service charge income. However, smaller loans also tend to increase loan redemptions and improve the Company's liquidity. A conservative loan policy also tends to decrease the cost of merchandise inventory, thereby improving the margins possible through resale of forfeited loan collateral. Conversely, a more aggressive loan policy which provides for larger loans in relation to the estimated resale value of the pledged property generally results in increased pawn service charge income, but also tends to increase loan forfeitures, thereby increasing the quantity of inventory on hand and, unless the Company is able to increase inventory turns, reducing the Company's liquidity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 ("1996 Quarter") Compared to Three Months Ended March 31, 1995 ("1995 Quarter")

Revenues
Total revenues for the 1996 Quarter increased by 6.3 % to $2,549,380 from $2,399,466 for the 1995 Quarter. During the 1996 Quarter, same store operations (twelve stores) generated revenues of $2,437,509 and stores acquired during the 1996 Quarter (two stores) contributed revenues of $111,871. The increase in revenues reflects an improvement of 7.2% in merchandise sales to $1,425,799 from $1,329,646, an improvement of 5.5% in pawn service charges to $1,101,652 from $1,044,415, and a 16% decrease in other income to $21,929 from $25,405. As a percentage of total revenues, merchandise sales increased to 56% from 55% and pawn service charges decreased to 43% from 44% during the 1996 Quarter as compared to the 1995 Quarter. The shift in the revenue mix is consistent with the Company's renewed emphasis on better merchandising of for-sale inventory at annualized inventory turns of 3.0 to 4.0 times per year. The Company expects that merchandise sales will continue to comprise the majority of its total revenues for the reasonably foreseeable future.

Merchandise Sales
During the 1996 Quarter, same store operations generated merchandise sales of $1,350,784 and stores acquired during the 1996 Quarter posted merchandise sales of $75,015. For the 1996 Quarter, the Company's annualized inventory turnover rate was 3.1 times with a gross profit margin on sales of 23.4% as compared to
3.7 times and 17.5% for the 1995 Quarter. The increase in gross profit margin on sales is due primarily to the Company's renewed emphasis on better merchandising of for-sale inventory and compensation incentives for store managers and customer service personnel to reach and/or exceed profitability goals set by management. As a result, inventories have been evenly maintained at desired levels which has allowed the Company to eliminate the practice of discounting merchandise inventory to generate working capital during the first calendar quarter.

The Company expects its annualized inventory turnover rate to approximate 3.5 times and to produce gross margins on sales of more than 20% for the twelve months ending December 31, 1996 (Fiscal 1996).

Pawn Service Charges
During the 1996 Quarter, same store operations generated pawn service charges of $1,065,773 and stores acquired during the 1996 Quarter contributed pawn service charges of $35,879. The Company's pawn loan balance outstanding increased by $45,045 or 2% to $2,749,293 from $2,704,248 at December 31, 1995. The increase in the pawn loan balance is due primarily to the acquisition completed during the 1996 Quarter. Demand for new pawn loans during the 1996 Quarter decreased slightly (0.8%) as compared to the 1995 Quarter due primarily to fewer pawn loans written in January 1996 as compared to January 1995. The Company expects the demand for pawn loans to remain strong for the remainder of Fiscal 1996.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 34% for the 1996 Quarter from 36% as compared to the 1995 Quarter. The Company's forfeiture rate is slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 35% for Fiscal 1996.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1996 Quarter increased 0.2% to $2,223,408 as compared to $2,218,204 for the 1995 Quarter. As a percentage of total revenues, total cost of sales and expenses for the 1996 Quarter decreased to 87% from 92% as compared to the 1995 Quarter. The decrease in total cost of sales and expenses as a percentage of total revenues is comprised primarily of a 3% decrease in cost of sales and a 2% decrease in operating expenses. Administration, interest and depreciation were relatively unchanged. The Company will continue its policies designed to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in the future.

Operating Expenses
Operating expenses increased during the 1996 Quarter by $6,240 or 0.8% to $778,407 from $772,167 as compared to the 1995 Quarter. This nominal increase in operating expenses is due primarily to little change in the number of stores in operation during the quarters under comparison. However, as a percentage of total revenues, operating expenses decreased to 42% for the 1996 Quarter as compared to 46% for the 1995 Quarter. The number of employees increased to 92 from 84 late in the 1996 Quarter due to the acquisition completed during the 1996 Quarter.

Administration
Administrative overhead increased during the 1996 Quarter by $7,334 or 0.3% to $244,990 from $237,656 as compared to the 1995 Quarter. As a percentage of total revenues, administrative overhead remained constant at 10%.

Other
Interest expense decreased for the 1996 Quarter due to the Company's ability to reduce outstanding principal due on debt. Depreciation expense increased slightly due to new equipment purchased to replace fully used older equipment.

Operating Results
While total revenues increased by 6.3% for the 1996 Quarter as compared to the 1995 Quarter, gross profit margin on sales increased to 23.4% from 17.5% and total cost of sales and expenses remained steady. As a result, income from operations before income taxes for the 1996 Quarter increased by 80% to $325,972 from $181,262 as compared to the 1995 Quarter. After accounting for the effects of income taxes, net income for the 1996 Quarter increased 70% to $209,914 from $123,259 as compared to the 1995 Quarter.

Earnings Per Share
Earnings per share for the 1996 Quarter equaled $0.06 as compared to $0.04 for the 1995 Quarter. The weighted average number of shares and common share equivalents outstanding increased by 7% in the 1996 Quarter to 3,220,651 from 3,023,437. The increase in the number of weighted average shares and common share equivalents outstanding is primarily due to the issuance of common shares in connection with the acquisition and additional common share equivalents due to the increase in the average market price for the Company's stock during the 1996 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 5% to $3,647,760 at March 31, 1996 from $3,473,718 at December 31, 1995. Total assets increased during the 1996 Quarter by $435,907 mainly due to increases in cash, pawn loans, inventory and intangibles associated with the acquisition completed during the 1996 Quarter. Total shareholders' equity increased during the 1996 Quarter by $310,733 as a result of profits, net of income taxes and preferred dividends, of $197,509 and net common stock transactions of $113,224.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1996 Quarter, the Company raised sufficient capital to satisfy all capital requirements.

During the 1996 Quarter, the Company maintained a bank line of credit totaling $650,000. As of March 31, 1996, the Company had borrowed $223,431 under this credit facility.

The line of credit agreement is renewable on an annual basis and the agreement expires on April 1, 1997.

The private borrowing which comprises $1,033,102 of the total liabilities are due in 1996 and 1997 and there is no indication that these notes will not be renewed.

The Company plans to continue expanding its operating base with acquisitions of existing pawn companies, but will review potential start-up locations that may become available. The Company expects to fund this expansion and meet its on-going working capital needs with internally generated funds, debt or equity offerings if needed and additional lines of credit. There can be no assurance however, that such debt or equity offerings and lines of credit will be available to the Company.

The Company has experienced that new start-up stores generally result in operating losses during the first three to twelve months of operations.
Leasehold improvements and equipment costs for new stores have ranged from approximately $75,000 to $100,000 per store. Acquisition of existing pawn companies generally result in immediate increases in operating income. However, acquisitions also generally result in an increase in intangibles due to purchase prices which may be in excess of the value of assets acquired. Such intangibles are then amortized to expense over their estimated useful lives.

Inflation
The Company does not believe that inflation has had a material effect on the loans made or unredeemed goods sold by the Company or on its results of operations.

Seasonality
The Company's loan demand and sales follow slight seasonal trends, with loan demand decreasing during the first calendar quarter and sales increasing during the fourth calendar quarter.

PART II.  OTHER INFORMATION

ITEM 1.  Legal proceedings

On February 26, 1996, a former officer and director of the Company filed a legal action alleging a breach of the terms of a certain stock registration agreement between the former officer and director and the Company. The Company and its legal counsel believe that the action is without merit, do not expect an unfavorable result and intend to contest the action vigorously.

ITEM 2.  Changes in securities

None.

ITEM 3.  Defaults upon senior securities

None.

ITEM 4.  Submission of matters to a vote of security holders

None.

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

Exhibits:  none.

Reports on Form 8-K: During the three months covered by this report, the Company filed one report on Form 8-K to report the acquisition of 80% of the outstanding common shares of Advantage Pawn, a Wyoming corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  May 14 , 1996                            U.S. PAWN, INC.
          ----                              ----------------------
                                               ( Registrant)



                                            /S/  MELVIN WEDGLE
                                            ------------------------------------
                                            Melvin Wedgle
                                            Chief Executive Officer


                                            /S/  CHARLES C. VAN GUNDY
                                            ------------------------------------
                                            Charles C. Van Gundy
                                            Chief Financial Officer
                                            (Principal Accounting Officer)