Form 10QSB
period 1996-06-30
U S PAWN INC
filed 1996-08-12
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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

Common Stock, No Par Value, 3,243,989 shares as of August 9, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (amounts in thousands)

                                     ASSETS

                                                     June           December
                                                   30, 1996         31, 1995
                                                   --------         --------

CURRENT ASSETS:
    Cash                                            $  382           $  282
    Service charges receivable                         368              352
    Pawn loans                                       2,643            2,704
    Accounts receivable, net                            13               35
    Notes receivable-related parties                   242              241
    Inventory                                        1,631            1,394
    Prepaid expenses and other                         122               96
                                                    ------           ------

        Total current assets                         5,401            5,104

PROPERTY AND EQUIPMENT, at cost, net                 1,239            1,249

NOTES RECEIVABLE-RELATED PARTIES                        65               69

INTANGIBLE ASSETS, net                                 277              135

OTHER ASSETS                                            35               19
                                                    ------           ------

                                                    $7,017           $6,576
                                                    ======           ======









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                             (amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June           December
                                                     30, 1996        31, 1995
                                                     --------        --------
CURRENT LIABILITIES:
    Accounts payable                                 $   26           $   32
    Customer layaway deposits                            39               41
    Accrued expenses                                    117              149
    Income taxes payable                                112               81
    Notes payable                                       831              887
    Notes payable-related parties                       433              419
    Current portion of long-term debt                    58               21
                                                      ------            -----

        Total current liabilities                     1,616            1,630

LONG-TERM DEBT, less current portion                      -               50

DEFERRED INCOME TAXES                                    93              131
                                                     ------           ------

        Total Liabilities                             1,709            1,811

COMMITMENTS AND CONTINGENCIES:

MINORITY INTEREST IN SUBSIDIARY                          29              -

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,500 shares issued and outstanding                 378              378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,213,989 and 3,087,322
    shares issued and outstanding                     3,429            3,241
  Additional paid-in capital                            792              822
  Retained earnings                                     680              324
                                                      -----           ------

        Total Stockholders' Equity                    5,279            4,765
                                                     ------           ------

                                                     $7,017           $6,576
                                                     ======           ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                                  U.S. PAWN, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                   (amounts in thousands, except per share data)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                    June 30,
                                                   -------------------         ----------------
                                                     1996      1995              1996    1995
                                                   --------   -------          -------  -------
REVENUES:
         Sales                                       $1,280   $1,219            $2,706  $2,548
         Pawn service charges                         1,069    1,014             2,171   2,059
         Other income                                    23       20                45      45
                                                     ------    -----            ------  ------

                  Total Revenues                      2,372    2,253             4,922   4,652

COST OF SALES AND EXPENSES:
         Cost of sales                                  955      955             2,047   2,052
         Operations                                     793      758             1,572   1,531
         Administration                                 247      223               492     461
         Interest                                        51       62               102     119
         Depreciation and amortization                   63       63               119     116
                                                     ------   ------            ------  ------

                  Total Cost of Sales
                   and Expenses                       2,109    2,061             4,332   4,279
                                                     ------   ------            ------  ------

INCOME FROM OPERATIONS BEFORE
         INCOME TAXES                                   263      192               590     373

PROVISION FOR INCOME TAXES                               91       67               208     125
                                                     ------   ------            ------  ------

NET INCOME                                              172      125               382     248

DIVIDENDS ON PREFERRED STOCK                             (9)    (9)                (18)   (18)

MINORITY INTEREST                                        (6)    -                   (9)   -
                                                     ------   -----              -----  ---

EARNINGS AVAILABLE FOR
COMMON STOCKHOLDERS                                  $  157   $  116            $  355  $  230
                                                     ======   ======            ======  ======

EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                         $ 0.05   $ 0.04            $ 0.11  $ 0.08
                                                     ------   ------            ======  ======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                         3,403    3,057             3,310   3,035
                                                     ======   ======            ======  ======





                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                         4

                                                  U.S. PAWN, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                              (Amounts in thousands)

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                        1996            1995
                                                                       -------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                    $   373         $   248
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                     119             116
         Deferred income taxes                                             (38)            125
         Minority interest in subsidiary earnings                            9               -
         Changes in:
           Service charges receivable                                      (16)              3
           Inventory, excluding forfeited loan collateral                1,405           1,538
           Accounts receivable                                              23             119
           Prepaid expenses and other                                      (26)            (17)
           Accounts payable                                                 (6)            (26)
           Accrued expenses                                                (32)            (57)
           Income taxes payable                                             30               -
           Customer layaway deposits                                        (2)              2
                                                                       -------           ------

           Net Cash Provided by Operating Activities                     1,839           2,051

CASH FLOWS (TO) INVESTING ACTIVITIES:
         Pawn loans made                                                (4,811)         (4,832)
         Pawn loans repaid                                               3,319           3,090
         Purchase of property and equipment                                (80)           (512)
         Payments on notes receivables-related parties                       4             217
         Decrease(increase) in other assets                                (91)              8
         Acquisition of subsidiary company                                 (83)              -
                                                                       -------          ------

          Net cash (Used) by Investing Activities                       (1,742)         (2,029)

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
         Dividends paid                                                    (18)            (18)
         Issuance of notes payable and long-term debt                      351             823
         Payments on notes payable and long-term debt                     (497)           (908)
         Payments on capital lease obligations                               -              (2)
         Issuance of notes payable-related parties                          11              43
         Payments on notes payable-related parties                          (3)              -
         Purchase of redeemable common stock                                 -             (29)
         Issuance of common stock, net of offering costs                   159              64
                                                                       -------         -------

          Net Cash Provided(Used)
            by Financing Activities                                          3             (27)
                                                                       -------         -------

NET INCREASE (DECREASE) IN CASH                                            100              (5)
CASH, beginning of year                                                    282             270
                                                                       -------         -------

Cash, end of year                                                      $   382         $   265
                                                                       -------         -------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                             $    95         $   120
                                                                       =======         =======

                  Income taxes                                         $   221         $    -
                                                                       =======         ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                                   $ 1,643         $ 1,677
                                                                       =======         =======

                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                         5

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

The results for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Forms 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 1995 and the three month transition period ended December 31, 1995.

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

NOTE 5 - CONTINGENCIES

On February 26, 1996, a former officer and director of the Company, filed a legal action alleging a breach of the terms of a certain stock registration agreement between the former officer and director and the Company. The Company and its legal counsel believe that the action has no merit. On July 8, 1996, the Company reached a settlement of the action under which the former officer and director agreed to a dismissal of the suit.

In addition, the Company is party to a number lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

NOTE 6 - SUBSEQUENT EVENT

On August 2, 1996, the Company announced the acquisition of three pawnshops, one in Fort Collins, Colorado and two in Cheyenne, Wyoming. The assets of the three pawn shops were acquired for an aggregate price of $775,000 in cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

U.S. Pawn, Inc. (the "Company") is one of four publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 120% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 90 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. As of the date of this report, the Company owns and operates sixteen (16) pawnshops, of which twelve (12) are located in Colorado and four (4) are located in Wyoming.

Expansion of Operations
As an integral part of its business strategy, the Company intends to continue concentrating multiple pawnshops in single markets in order to improve market penetration, enhance name recognition and reinforce market programs. Consistent with this philosophy, the Company added 4, 2, 2 and 3 stores to its operations during Fiscal 1996, 1994, 1993 and 1992, respectively. On January 26, 1996, the Company agreed to acquire 80% of the outstanding common stock of Advantage Pawn, a Wyoming corporation, for total consideration of $187,500, payable $82,500 in cash and $105,000 of common stock in the Company valued at the closing date. In addition, the Company agreed to pay $22,500 in cash in exchange for a non-compete agreement with the Advantage shareholders. The transaction closed on March 16, 1996, at which time $82,500 in cash and 45,000 shares of the Company's common stock valued at $2.333 per share were transferred to the Advantage shareholders in exchange for 80% of the outstanding voting common shares of Advantage Pawn. The Company also agreed to guarantee $105,000 in liabilities of Advantage Pawn. On June, 1, 1996, the Company closed its under-performing Colorado Springs, Colorado store. On August 2, 1996, the Company acquired the assets of three pawnshops, one in Fort Collins, Colorado and two in Cheyenne, Wyoming for $775,000 in cash.

Profitability vs. Liquidity
The profitability and liquidity of the Company is affected by the amount of the Company's outstanding pawn loans, which in turn is affected in part by the Company's pawn loan decisions. The Company is generally able to influence the frequency of pawn loan redemptions and forfeitures of pawn loan collateral by increasing or decreasing the amount loaned in relation to the estimated resale value of the pledged property. A more conservative loan policy, i.e. smaller loans in relation to the pledged property's estimated resale value, generally results in fewer and smaller transactions being entered into, a decrease in the Company's aggregate loan balance and a decrease in pawn service charge income. However, smaller loans also tend to increase loan redemptions and improve the Company's liquidity. A conservative loan policy also tends to decrease the cost of merchandise inventory, thereby improving the margins possible through resale of forfeited loan collateral. Conversely, a more aggressive loan policy which provides for larger loans in relation to the estimated resale value of the pledged property generally results in increased pawn service charge income, but also tends to increase loan forfeitures, thereby increasing the quantity and cost of inventory on hand and, unless the Company is able to increase inventory turns, reducing the Company's liquidity.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1996 ("1996 Periods") Compared to Three and Six Months Ended June 30, 1995 ("1995 Periods")

Revenues
Total revenues for the 1996 Periods increased by 5.3% and 5.8% to $2,372,049 and $4,921,429 from $2,252,775 and $4,652,221 for the 1995 Periods, respectively.
During the 1996 Periods, same store operations (twelve stores) generated revenues of $2,179,817 and $4,617,326 and stores acquired during the 1996 Period (two stores) contributed revenues of $192,232 and $304,103. The increase in revenues reflects an improvement of 5.0% and 6.2% in merchandise sales to $1,279,989 and $2,705,788 from $1,218,641 and $2,548,288, an improvement of 5.4%
and 5.5% in pawn service  charges to $1,069,052 and $2,170,704  from  $1,014,178 and $2,058,592. Other income remained the same. As a percentage of total revenues, merchandise sales and pawn service charges remained constant at 55% and 45%, respectively during the 1996 Periods as compared to the 1995 Periods. This revenue mix is consistent with the Company's renewed emphasis on better merchandising of for-sale inventory at annualized inventory turns of 3.0 to 4.0 times per year. The Company expects that merchandise sales will continue to comprise the majority of its total revenues for the reasonably foreseeable future.

Merchandise Sales
During the 1996 Periods, same store operations generated merchandise sales of $1,165,038 and $2,515,822 and stores acquired during the 1996 Period posted merchandise sales of $114,951 and $189,966. For the 1996 Periods, the Company's annualized inventory turnover rate was 2.5 and 2.7 times with a gross profit margin on sales of 24.3% and 25.4% as compared to 3.0 and 3.4 times at 21.6% and 19.5% for the 1995 Periods. The increase in gross profit margin on sales is due primarily to the Company's renewed emphasis on better merchandising of for-sale inventory and compensation incentives for store managers and customer service personnel to reach and/or exceed profitability goals set by management. As a result, inventories have been more evenly maintained at desired levels which has allowed the Company to eliminate the practice of discounting merchandise inventory to generate working capital during the first and second calendar quarters.

Historically, the Company's sales of merchandise increase during the third and fourth quarters. The Company expects its annualized inventory turnover rate to approximate 3.5 times and to produce gross margins on sales in excess of 20% for the twelve months ending December 31, 1996 (Fiscal 1996).

Pawn Service Charges
During the 1996 Periods, same store operations generated pawn service charges of $994,347 and $2,060,120 and stores acquired during the 1996 Periods contributed pawn service charges of $74,705 and $110,584. The Company's pawn loan balance outstanding decreased by $60,898 or 2.3% to $2,643,350 from $2,704,248 at December 31, 1995. The decrease in the pawn loan balance is consistent with the Company's historical experience during the second quarter. Demand for new pawn loans during the 1996 Periods decreased slightly by .04% as compared to the 1995 Periods due primarily to fewer pawn loans written in January 1996 as compared to January 1995. The Company expects the demand for pawn loans to remain strong for the remainder of Fiscal 1996.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 33.7% for the 1996 Periods from 35.2% as compared to the 1995 Periods. The Company's forfeiture rate is slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 35% for Fiscal 1996.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1996 Periods increased by 2.3% and 1.2% to $2,108,692 and $4,332,100 as compared to $2,060,899 and $4,279,103 for the
1995 Periods. As a percentage of total revenues, total cost of sales and expenses for the 1996 Periods decreased to 89% and 88% from 91% and 92% as compared to the 1995 Periods. The decrease in total cost of sales and expenses as a percentage of total revenues is comprised primarily of a 2% decrease in cost of sales and a 1% decrease in operating expenses. Administration, interest and depreciation as a group were relatively unchanged. The Company will continue its efforts, whenever possible, to reduce cost of sales and expenses as a percentage of total revenues.

Operating Expenses
Operating expenses increased during the 1996 Periods by $35,191 and $41,204 or 4.6% and 2.7% to $793,301 and $1,571,708 from $758,110 and $1,530,504 as compared to the 1995 Periods. The increase in operating expenses is due primarily to expenses related to the two stores acquired during the 1996 Periods. However, as a percentage of total revenues, operating expenses decreased to 33% and 32% for the 1996 Periods as compared to 34% and 33% for the 1995 Periods. The number of employees increased to 88 from 84 due to the acquisition completed during the 1996 Period.

Administration
Administrative overhead increased during the 1996 Periods by $23,570 and $31,132 or 10% and 7% to $246,857 and $491,847 from $223,287 and $460,715 as compared to the 1995 Periods. As a percentage of total revenues, administrative overhead remained constant at 10%.

Other
Interest expense decreased for the 1996 Periods due to the Company's ability to reduce outstanding principal due on debt. Depreciation expense increased slightly due to new equipment purchased to replace fully used older equipment and amortization of goodwill related to the acquisition.

Operating Results
While total revenues increased by 5.3% and 5.8% for the 1996 Periods as compared to the 1995 Periods, gross profit margin on sales increased to 25.4% and 24.3% from 21.6% and 19.5% and total cost of sales and expenses remained relatively steady. As a result, income from operations before income taxes for the 1996 Periods increased by 37% and 58% to $263,357 and $589,329 from $191,856 and $373,118 as compared to the 1995 Periods. As a percentage of total revenues, income from operations for the 1996 Periods increased to 12% from 8% as compared to the 1995 Periods. After accounting for the effects of income taxes, net income for the 1996 Periods increased 37% and 54% to $171,708 and $381,622 from $124,707 and $247,969 as compared to the 1995 Periods. As a percentage of total revenues, net income for the 1996 Period increased to 7.8% from 5.3% as compared to the 1995 Period.

Earnings Per Share
Earnings per share for the 1996 Periods equaled $0.05 and $0.11 as compared to $0.04 and $0.08 for the 1995 Periods. The weighted average number of shares and common share equivalents outstanding increased by 10% and 9% in the 1996 Periods to 3,403,307 and 3,310,126 from 3,056,768 and 3,034,888 for the 1995 Periods.
The increase in the number of weighted average shares and common share equivalents outstanding is primarily due to the issuance of common shares in connection with the acquisition, the exercise of stock purchase options and additional common share equivalents due to the increase in the average market price for the Company's stock during the 1996 Periods.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 10% to $3,791,131 at June 30, 1996 from $3,473,718 at December 31, 1995. Total assets increased during the 1996 Period by $441,172 mainly due to increases in cash, inventory and intangibles associated with the acquisition completed during the 1996 Period. Total shareholders' equity increased during the 1996 Period by $513,985 as a result of profits, net of income taxes, preferred dividends and minority interest, of $354,708 and net common stock transactions of $159,277.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1996 Period, the Company raised sufficient capital to satisfy all capital requirements.

During the 1996 Period, the Company maintained a bank line of credit totaling $650,000. As of June 30, 1996, the Company had borrowed $23,431 under this credit facility. The line of credit agreement is renewable on an annual basis and the agreement expires on April 1, 1997.

The private borrowing which comprises $1,206,101 of the total liabilities are due in 1996 and 1997 and there is no indication that these notes will not be renewed.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal proceedings

On February 26, 1996, a former officer and director of the Company filed a legal action alleging a breach of the terms of a certain stock registration agreement between the former officer and director and the Company. The Company and its legal counsel believe that the action has no merit. On July 8, 1996, the Company reached a settlement of the action under which the former officer and director agreed to a dismissal of the suit.

ITEM 2.  Changes in securities

None.

ITEM 3.  Defaults upon senior securities

None.

ITEM 4.  Submission of matters to a vote of security holders

On June 22, 1996, the Company held its Annual Meeting of Shareholders ("Annual Meeting"). At the Annual Meeting, the shareholders of the Company, by an affirmative vote of a majority of the Company's shares issued and outstanding, re-elected Gary A. Agron and Daniel B. Rudden as directors of the Company and approved the Company's 1995 Directors' Stock Option Plan.

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

Exhibits:  Exhibit #27 -  Financial Data Schedule.

Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  August 12, 1996                         U.S. PAWN, INC.
                                              ----------------------------------
                                              (Registrant)



                                               /S/  MELVIN WEDGLE
                                               ---------------------------------
                                               Melvin Wedgle
                                               Chief Executive Officer


                                               /S/  CHARLES C. VAN GUNDY
                                               ---------------------------------
                                               Charles C. Van Gundy
                                               Chief Financial Officer
                                               (Principal Accounting Officer)