Form 10QSB
period 1996-09-30
U S PAWN INC
filed 1996-10-30
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

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

                                 Yes   X     No
                                     -----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 3,452,989 shares as of October 25, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (amounts in thousands)

                                     ASSETS
                                     ------

                                                     September        December
                                                     30, 1996         31, 1995
                                                     --------         --------


CURRENT ASSETS:
         Cash                                         $  545           $  282
         Service charges receivable                      431              352
         Pawn loans                                    2,966            2,704
         Accounts receivable, net                         59               35
         Notes receivable-related parties                 68              241
         Inventory                                     1,953            1,394
         Prepaid expenses and other                      158               96
                                                      ------           ------

                  Total current assets                 6,180            5,104

PROPERTY AND EQUIPMENT, at cost, net                   1,318            1,249

NOTES RECEIVABLE-RELATED PARTIES                          -                69

INTANGIBLE ASSETS, net                                   545              135

OTHER ASSETS                                              21               19
                                                      ------           ------

                                                      $8,064           $6,576
                                                      ======           ======









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                             (amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    September        December
                                                    30, 1996         31, 1995
                                                    --------         --------

CURRENT LIABILITIES:
         Accounts payable                            $   35           $   32
         Customer layaway deposits                       47               41
         Accrued expenses                               207              149
         Income taxes payable                            64               81
         Notes payable                                1,235              887
         Notes payable-related parties                  443              419
         Current portion of long-term debt               53               21
                                                     ------            -----

                  Total current liabilities           2,084            1,630

LONG-TERM DEBT, less current portion                     -                50

DEFERRED INCOME TAXES                                    84              131
                                                     ------           ------

                  Total Liabilities                   2,168            1,811

COMMITMENTS AND CONTINGENCIES:

MINORITY INTEREST IN SUBSIDIARY                          38              -

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,500 shares issued and outstanding                 378              378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,425,989 and 3,087,322
    shares issued and outstanding                     3,806            3,241
  Additional paid-in capital                            776              822
  Retained earnings                                     898              324
                                                      -----           ------

                  Total Stockholders' Equity          5,858            4,765
                                                     ------           ------

                                                     $8,064           $6,576
                                                     ======           ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                  U.S. PAWN, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                   (amounts in thousands, except per share data)

                                                   Three Months Ended         Nine Months Ended
                                                     September 30,               September 30,
                                                   -------------------        ------------------
                                                      1996     1995              1996    1995
REVENUES:
         Sales                                       $1,489   $1,320            $4,194  $3,868
         Pawn service charges                         1,166    1,059             3,337   3,118
         Other income                                    19       18                64      63
                                                     ------    -----            ------  ------

                  Total Revenues                      2,674    2,397             7,595   7,049

COST OF SALES AND EXPENSES:
         Cost of sales                                1,084    1,040             3,131   3,092
         Operations                                     849      767             2,421   2,297
         Administration                                 248      240               740     701
         Interest                                        58       66               160     186
         Depreciation and amortization                   68       49               187     165
                                                     ------   ------            ------  ------

                  Total Cost of Sales
                   and Expenses                       2,307    2,162             6,639   6,441
                                                     ------   ------            ------  ------

INCOME FROM OPERATIONS BEFORE
         INCOME TAXES                                   367      235               956     608

PROVISION FOR INCOME TAXES                              130       82               337     207
                                                     ------   ------            ------  ------

NET INCOME                                              237      153               619     401

DIVIDENDS ON PREFERRED STOCK                             (9)      (9)              (27)    (27)

MINORITY INTEREST                                        (9)    -                  (19)   -
                                                     ------   ------            ------  ------

EARNINGS AVAILABLE FOR
COMMON STOCKHOLDERS                                  $  219   $  144            $  573  $  374
                                                     ======   ======            ======  ======

EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                         $ 0.06   $ 0.04            $ 0.17  $ 0.12
                                                     ------   ------            ======  ======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                         3,452    3,126             3,287   3,102
                                                     ======   ======            ======  ======





                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                         4


                                                  U.S. PAWN, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                              (Amounts in thousands)

                                                                       Nine Months Ended Sept 30,
                                                                       --------------------------
                                                                          1996            1995
                                                                       ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                    $   600          $   401
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                     187              165
         Deferred income taxes                                             (46)              46
         Minority interest in subsidiary earnings                           19                -
         Changes in:
           Service charges receivable                                      (17)              10
           Inventory, excluding forfeited loan collateral                2,131            2,300
           Accounts receivable                                             (24)              69
           Prepaid expenses and other                                      (62)             (13)
           Accounts payable                                                  4              (30)
           Accrued expenses                                                 58               (3)
           Income taxes payable                                            (17)              162
           Customer layaway deposits                                         5                11
                                                                       -------            ------

           Net Cash Provided by Operating Activities                     2,838             3,118

CASH FLOWS (TO) INVESTING ACTIVITIES:
         Pawn loans made                                                (7,391)          (7,227)
         Pawn loans repaid                                               4,939            4,593
         Purchase of property and equipment                               (172)            (522)
         Proceeds from note receivable                                      -                81
         Payments on notes receivables-related parties                     243              211
         Decrease(increase) in other assets                                (68)              16
         Acquisition of subsidiary companies                              (858)               -
                                                                       -------           ------

          Net cash (Used) by Investing Activities                       (3,307)          (2,848)

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
         Dividends paid                                                    (27)             (27)
         Issuance of notes payable and long-term debt                      921              684
         Payments on notes payable and long-term debt                     (665)            (784)
         Payments on capital lease obligations                               -               (2)
         Issuance of notes payable-related parties                          19               44
         Payments on notes payable-related parties                         (33)              (3)
         Purchase of redeemable common stock                                 -              (42)
         Issuance of common stock, net of offering costs                   517               72
                                                                       -------          -------

          Net Cash Provided(Used)
            by Financing Activities                                        732              (58)
                                                                       -------          -------

NET INCREASE (DECREASE) IN CASH                                            263              212
CASH, beginning of period                                                  282              270
                                                                       -------          -------

Cash, end of period                                                    $   545          $   482
                                                                       -------          -------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                             $   155          $   182
                                                                       =======          =======

                  Income taxes                                         $   406          $     -
                                                                       =======          =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                                   $ 2,514          $ 2,571
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

The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Forms 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 1995 and the three month transition period ended December 31, 1995.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - ACQUISITIONS

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

                                 U.S. PAWN, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 2 - ACQUISITIONS (Continued)

On August 2, 1996, the Company acquired substantially all of the assets and business of City National Pawn, Inc. and Bohlinger, Inc., two privately held pawn shop companies with common ownership d/b/a City National Pawn, with operations in Fort Collins, Colorado and Cheyenne, Wyoming ("City National"). The assets and business of Bohlinger, Inc. were acquired by Advantage. The assets acquired from City National consist of furniture, store equipment, merchandise inventory, pawn loans, pawn service charges receivable, and customer lists. The total purchase price for City National was $775,000 paid in cash.

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

Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward- looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

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

The transaction closed on March 16, 1996, at which time $82,500 in cash and 45,000 shares of the Company's common stock valued at $2.333 per share were transferred to the Advantage shareholders in exchange for 80% of the outstanding voting common shares of Advantage Pawn. The Company also agreed to guarantee $105,000 in liabilities of Advantage Pawn. On June, 1, 1996, the Company closed its under- performing Colorado Springs, Colorado store. On August 2, 1996, the Company acquired substantially all of the assets and business of City National Pawn, Inc. and Bohlinger, Inc., two privately held pawn shop companies with common ownership d/b/a City National Pawn, with operations in Fort Collins, Colorado and Cheyenne, Wyoming ("City National"). The assets and business of Bohlinger, Inc. were acquired by Advantage. The assets acquired from City National consist of furniture, store equipment, merchandise inventory, pawn loans, pawn service charges receivable, and customer lists. The total purchase price for City National was $775,000 paid in cash.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 ("1996 Periods") Compared to Three and Nine Months Ended September 30, 1995 ("1995 Periods")

Revenues
Total revenues for the 1996 Periods increased by 11.5% and 7.7% to $2,674,000 and $7,595,000 from $2,397,000 and $7,049,000 for the 1995 Periods, respectively. During the 1996 Periods, same store operations (eleven and twelve stores, respectively) generated revenues of $2,255,000 and $6,869,000 and stores acquired during the 1996 Periods (five stores) contributed revenues of $419,000 and $726,000. The increase in revenues reflects an improvement of 12.8% and 8.4% in merchandise sales to $1,489,000 and $4,194,000 from $1,320,000 and
$3,868,000, an improvement of 10.1% and 7.0% in pawn service charges to $1,166,000 and $3,337,000 from $1,059,000 and $3,118,000. Other income remained relatively unchanged. As a percentage of total revenues, merchandise sales and pawn service charges remained constant at 55% and 45%, respectively during the 1996 Periods as compared to the 1995 Periods. This revenue mix is consistent with the Company's renewed emphasis on better merchandising of for-sale inventory at annualized inventory turns of 3.0 to 4.0 times per year. The Company expects that merchandise sales will continue to comprise the majority of its total revenues for the reasonably foreseeable future.

Merchandise Sales
During the 1996 Periods, same store operations generated merchandise sales of $1,214,000 and $3,733,000 and stores acquired during the 1996 Periods posted merchandise sales of $275,000 and $461,000. For the 1996 Periods, the Company's annualized inventory turnover rate was 2.7 and 2.8 times with a gross profit margin on sales of 27.2% and 25.3% as compared to 3.1 and 3.2 times at 21.2% and 20.1% for the 1995 Periods. The increase in gross profit margin on sales is due primarily to the Company's renewed emphasis on better merchandising of for-sale inventory and compensation incentives for store managers and customer service personnel to reach and/or exceed profitability goals set by management. As a result, inventories have been more evenly maintained at desired levels which has allowed the Company to eliminate the practice of discounting merchandise inventory to generate working capital during the first and second calendar quarters.

Historically, the Company's sales of merchandise increase during the third and fourth quarters. The Company expects its annualized inventory turnover rate to approximate 3.5 times and to produce gross margins on sales in excess of 20% for the twelve months ending December 31, 1996 (Fiscal 1996).

Pawn Service Charges
During the 1996 Periods, same store operations generated pawn service charges of $1,021,000 and $3,081,000 and stores acquired during the 1996 Periods contributed pawn service charges of $145,000 and $256,000. The Company's pawn loan balance outstanding increased by $262,000 or 9.7% to $2,966,000 from $2,704,000 at December 31, 1995. The increase in the pawn loan balance is comprised of a $100,000 decrease in same store operations due to the closure of the under-performing Colorado Springs store in June 1996, a $324,000 increase from the five stores acquired during the 1996 Periods, and a $38,000 increase in the stores acquired during the 1996 Periods from the date of the acquisitions. Demand for new pawn loans during the 1996 Periods increased by 2.3% as compared to the 1995 Periods. The increase in new pawn loans written was the result of an increase in the average number of stores in operation to 14 during the 1996 Periods as compared to 12 during the 1995 Periods. The Company expects the demand for pawn loans to remain strong for the remainder of Fiscal 1996.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 33.7% for the 1996 Periods from 35.9% as compared to the 1995 Periods. The Company's forfeiture rate is slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 35% for Fiscal 1996.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1996 Periods increased by 6.7% and 3.1% to $2,307,000 and $6,639,000 as compared to $2,162,000 and $6,441,000 for the
1995 Periods. As a percentage of total revenues, total cost of sales and expenses for the 1996 Periods decreased to 86% and 87% from 90% and 91% as compared to the 1995 Periods. The decrease in total cost of sales and expenses as a percentage of total revenues is comprised primarily of a 3% decrease in cost of sales and a 1% decrease in all other expenses as a group. The Company will continue its efforts, whenever possible, to reduce cost of sales and expenses as a percentage of total revenues.

Operating Expenses
Operating expenses increased during the 1996 Periods by $82,000 and $123,000 or 10.7% and 5.4% to $849,000 and $2,420,000 from $767,000 and $2,297,000 as compared to the 1995 Periods. The increase in operating expenses is due primarily to expenses related to the five stores acquired during the 1996 Periods. However, as a percentage of total revenues, operating expenses remained at 32% for the 1996 Periods as compared to the 1995 Periods. The number of employees increased to 100 from 84 due to the acquisitions completed during the 1996 Periods.

Administration
Administrative overhead increased during the 1996 Periods by $8,000 and $39,000 or 3% and 6% to $248,000 and $740,000 from $241,000 and $701,000 as compared to the 1995 Periods. As a percentage of total revenues, administrative overhead remained constant at 10%.

Other
Interest expense decreased for the 1996 Periods due to the Company's ability to reduce outstanding principal due on debt. Depreciation expense increased due to new equipment purchased to replace fully used older equipment and amortization of goodwill related to the acquisitions.

Operating Results
While total revenues increased by 11.5% and 7.7% for the 1996 Periods as compared to the 1995 Periods, gross profit margin on sales increased to 27.2% and 25.3% from 21.2% and 20.1% and total cost of sales and expenses increased 6.7% and 3.1%. As a result, income from operations before income taxes for the 1996 Periods increased by 56% and 57% to $367,000 and $956,000 from $235,000 and
$608,000 as compared to the 1995 Periods. As a percentage of total revenues, income from operations for the 1996 Periods increased to 13.7% and 12.6% from 9.8% and 8.6% as compared to the 1995 Periods. After accounting for the effects of income taxes, net income for the 1996 Periods increased 55% and 54% to $237,000 and $619,000 from $152,000 and $401,000 as compared to the 1995
Periods. As a percentage of total revenues, net income for the 1996 Periods increased to 8.9% and 8.1% from 6.4% and 5.6% as compared to the 1995 Periods.

Earnings Per Share
Earnings per share for the 1996 Periods equaled $0.06 and $0.17 as compared to $0.04 and $0.12 for the 1995 Periods. The weighted average number of shares and common share equivalents outstanding increased by 10.4% and 6.0% in the 1996 Periods to 3,452,000 and 3,287,000 from 3,126,000 and 3,102,000 for the 1995
Periods. The increase in the number of weighted average shares and common share equivalents outstanding is primarily due to the issuance of common shares in connection with the acquisition, the exercise of stock purchase options and additional common share equivalents due to the increase in the average market price for the Company's stock during the 1996 Periods.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 18% to $4,096,000 at September 30, 1996 from $3,474,000 at December 31, 1995. Total assets increased during the 1996 Period by $1,488,000 mainly due to increases in cash, pawn loans outstanding, inventory and intangibles associated with the acquisitions completed during the 1996 Periods. Total shareholders' equity increased during the 1996 Periods by $1,093,000 as a result of profits, net of income taxes, preferred dividends and minority interest, of $573,000 and net common stock transactions of $520,000.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1996 Periods, the Company raised sufficient capital to satisfy all capital requirements.

During the 1996 Periods, the Company maintained a bank line of credit totaling $650,000. As of September 30, 1996, the Company had borrowed $423,000 under this credit facility. The line of credit agreement is renewable on an annual basis and the agreement expires on April 1, 1997.

The private borrowing which comprises $1,235,000 of the total liabilities are due in 1997 and there is no indication that these notes will not be renewed.

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

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

Exhibits:  Exhibit #27 -  Financial Data Schedule.

Reports on Form 8-K: During the three months covered by this report, the Company filed one report on Form 8-K and one amendment to the Form 8-K reporting the acquisition of City National Pawn, which is more fully described elsewhere herein.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  October 30, 1996                U.S. PAWN, INC.
              ----                     ---------------
                                           (Registrant)



                                         /S/  MELVIN WEDGLE
                                         --------------------------------------
                                         Melvin Wedgle
                                         Chief Executive Officer


                                         /S/  CHARLES C. VAN GUNDY
                                         --------------------------------------
                                         Charles C. Van Gundy
                                         Chief Financial Officer
                                         (Principal Accounting Officer)