Form 10KSB
period 1996-12-31
U S PAWN INC
filed 1997-03-27
CIK 844789

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996 or

[  ]   TRANSITION REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
Commission File No. 0-18291


                                 U.S. PAWN, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Colorado                                      84-0819941
    ------------------------------                -----------------------------
   (State or other jurisdiction of               (I.R.S.Employer Identification
    incorporation or organization)                          Number)

         7215 Lowell Boulevard
         Westminster, Colorado                              80030
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (303) 657-3550

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                            No Par Value Common Stock

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -------

As of March 20, 1997, 3,899,114 shares of the Registrant's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $12,000,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                     PART I

ITEM 1.     BUSINESS

Introduction

     U.S. Pawn, Inc. (the "Company") was organized as a Colorado corporation on March 18, 1980. As of December 31, 1996, the Company was one of four publicly traded pawn shop operators in the United States, and it owned and operated eighteen (18) pawn shops in Colorado (12), Wyoming (4) and Nevada (2). The Company's principal offices are located at 7215 Lowell Boulevard, Westminster, Colorado 80030, and its telephone number is (303) 657-3550. As used herein, the term "Company" includes U.S. Pawn, Inc. and its subsidiaries.

     Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

General

     The Company is engaged in acquiring, establishing and operating pawn shops that lend money on the security of pledged tangible personal property, a transaction commonly referred to as a "pawn loan". Pawn shops provide a convenient source of consumer loans and a ready market for the resale of previously-owned merchandise acquired by the Company when customers do not repay the loan. The Company receives a pawn service charge to compensate it for the loan. The pawn service charge is calculated as a percentage of the pawn loan amount based on the size and term of the loan, in a manner similar to which interest is charged on a loan, and has generally ranged from 96% to 240% annually, as permitted by state laws and local ordinances. The pledged property is held through the term of the pawn loan contract, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawn shop.

     For the fiscal year ended September 30, 1995 ("Fiscal 1995"), the Company realized an average pawn service charge equal to 161% of pawn loans outstanding. For the three months ended December 31, 1995 (the "Transition Period"), the Company realized an annualized average pawn service charge equal to 158% of pawn loans outstanding. For the twelve months ended December 31, 1996 ("Fiscal 1996"), the Company realized an annualized average pawn service charge equal to 149% of pawn loans outstanding.

     The pawn shop industry in the United States is highly fragmented and in the early stages of consolidation. The four publicly traded pawn shop companies operate approximately 8% of the total United States pawn shops. Management believes that there are significant opportunities for growth through the acquisition of existing pawn shops, the opening of new pawn shops, and the improvement of productivity in pawn shop operations through the application of modern management techniques.

     The Company intends to continue concentrating multiple pawn shops in single markets in order to improve market penetration, enhance name recognition and reinforce market programs. The Company's recent growth has resulted from the acquisition of existing pawn shops that management believes will respond favorably to the Company's management systems. Consistent with this philosophy, the Company increased the number of pawn shops it operated by 6, 2, 2 and 3 stores during Fiscal 1996, 1994, 1993 and 1992, respectively.

Pawn Operations

     The Company is engaged in the business of advancing money to customers on the security of pledged goods. The pledged goods are tangible personal property and generally consist of jewelry, guns, tools, televisions and stereos, musical instruments and other miscellaneous items. The pledged personal property is offered by the customer to provide security to the Company for the repayment of the pawn loan. Pawn loans cannot be made with personal liability to the customer, and therefore, the Company does not investigate the creditworthiness of the customer, but relies on the pledged personal property and the possibility of its forfeiture as a basis for its credit decision. The Company receives a pawn service charge to compensate it for extending the pawn loan. Pawn service charges contributed approximately 44%, 41% and 44% to the Company's total operating revenues for Fiscal 1995, the Transition Period and Fiscal 1996, respectively.

     At the time a pawn transaction is entered into, a pawn contract agreement, commonly referred to as a pawn ticket, is delivered to the customer (pledgor) that sets forth, among other items, the name and address of the pawn shop and the customer, the customer's identification number from his driver's license or military identification, a description of the pledged goods, including applicable serial numbers, and the amount advanced, the pawn service charge, the maturity date of the pawn loan, total amount that must be paid to redeem the pledged goods on the maturity date and the monthly percentage rate of the pawn service charge.

     The amount which the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated resale value. The sources for the Company's determination of the resale value include catalogs, blue books, newspaper advertisements and previously made similar pawn transactions. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless earlier paid or renewed. In the majority of cases, the customer pays the pawn loan amount and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not pay or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawn shop. The Company does not record pawn loan losses or charge-offs inasmuch as, if the pledged property is not redeemed, the pawn loan amount plus the accrued service charge becomes the inventory cost of the forfeited collateral that is recovered through the resale operations described below.

     The recovery of the pawn loan amount and accrued service charges, as well as realization of gross profit on sales of inventory, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral when extending a pawn loan can result in reduced marketability of the property and resale of the property for an amount less than the pawn loan amount plus accrued service charge. However, historically, the Company has experienced gross profits from sales of inventory. The Company generated gross profit margins on the sale of inventory of approximately 22%, 24% and 26% for Fiscal 1995, the Transition Period and Fiscal 1996, respectively.

     At September 30, 1995, the Company had 29,520 pawn loans outstanding with an aggregate pawn loan balance of $2,611,000, or an average of $88.47 per pawn loan outstanding. At December 31, 1995, the Company had 31,693 pawn loans outstanding with an aggregate balance of $2,841,000, or an average of $89.64 per pawn loan outstanding. At December 31, 1996, the Company had 39,411 pawn loans outstanding with an aggregate balance of $3,547,000, or an average of $90.00 per pawn loan outstanding. The Company monitors and maintains record keeping in connection with its pawn loans through a specialized computer hardware and software system.

     During Fiscal 1995, the Transition Period and Fiscal 1996, approximately 36%, 36% and 35%, respectively, of pawn loans were not redeemed, with the forfeited pledged property added to the Company's sales inventory. See "Financial Statements."

Resale Operations

     The Company sells used goods acquired when a pawn loan is not repaid and new goods purchased from vendors. New goods, which historically represent less than 1% of the Company's total inventory, consist primarily of accessory merchandise which enhances the marketability of inventory, such as settings for precious stones. Sales of new and used goods were approximately 56%, 58% and 56% of the Company's total operating revenues for Fiscal 1995, the Transition Period and Fiscal 1996, respectively.

     From time to time, the Company may finance a small part of the sales price of its goods. The Company also permits its customers to purchase inventory on a "lay-away" plan whereby the customer purchases an item by making an initial cash deposit representing a part of the selling price and agrees to make additional, non-interest bearing payments of the balance of the selling price in accordance with a specified schedule. The Company then sets aside the lay-away item until the selling price is paid in full. Should the customer fail to make a required payment, the item may be returned to inventory and previous payments forfeited to the Company. Revenues derived from financing and lay-away plans historically amount to less than 1% of total revenues.

Expansion

     The Company intends to increase the number of pawn shops it owns and operates primarily through acquisition of existing pawn shops rather than by opening new pawn shops. Management believes that additional pawn shops will provide economies of scale in supervision, purchasing, administration and marketing. The Company's primary pawn shop acquisition criteria include the perceived competence of current management, the annual number of pawn transactions, the outstanding pawn loan balances, the quality and quantity of pawn shop inventory, pawn shop locations, number of competitive pawn shops in the market area, lease terms and physical condition of the pawn shop.

     On March 16, 1996, the Company acquired 80% of the outstanding common stock of Advantage Pawn, Inc., a Wyoming corporation ("Advantage"), for $105,000 in cash and 45,000 shares of the Company's common stock, valued at $2.333 per share. Goodwill of approximately $109,000 was recorded as a result of the transaction. The management of Advantage was retained to operate its locations as a subsidiary of the Company.

     On August 2, 1996, the Company acquired substantially all of the assets and business of City National Pawn, Inc. and Bohlinger, Inc., two privately held pawn shop companies with common ownership d/b/a City National Pawn, with one location in Fort Collins, Colorado and two locations in Cheyenne, Wyoming ("City National"). The assets and business of Bohlinger, Inc. were acquired by Advantage. The assets acquired from City National consisted of furniture, store equipment, merchandise inventory, pawn loans, pawn service charges receivable, and customer lists valued at approximately $515,000. The total purchase price for City National was $775,000, paid in cash. The transaction was accounted for using the purchase method of accounting for business combinations.

     On December 9, 1996, the Company agreed to acquire 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill"s") in Henderson, Nevada in exchange for approximately 250,000 shares of the Company's common stock valued at $1,000,000. The transaction will be accounted for using the pooling of interests method of accounting for business combinations. Bill's began operations in late December 1994, and accordingly, the three months ended December 31, 1995 and the twelve months ended September 30, 1995 have been restated to give effect to the pooling with Bills. Several contingencies must be overcome prior to closing the transaction, including the approval of the transfer of the pawn shop license by local authorities and the execution of appropriate closing documents.

     On December 9, 1996, the Company agreed to acquire a 100% interest in Bobby's Pawnshop, Inc. ("Bobby's") located in Las Vegas, Nevada in exchange for $700,000 in cash. The assets to be acquired consist primarily of inventory and pawn loan receivables valued at approximately $480,000. The transaction will be accounted for using the purchase method of accounting for business combinations. Several minor contingencies must be overcome prior to closing the transaction, including the execution of appropriate closing documents.

     In Februry 1997, the Company agreed to acquire a 100% interest in Pawn Warehouse Outlet, Inc. located in Omaha, Nebraska in exchange for shares of the Company's common stock valued at $275,000. The transaction will be accounted for using the pooling of interest method of accounting for business combinations. Several contingencies must be overcome prior to closing the transaction, including the approval of the acquisition by the respective boards of directors, the approval of the transfer of the pawn shop license by the local authorities, and the execution of appropriate closing documents.

     The Company expects to finance the acquisition or development of additional pawn shops through internal cash flow, additional lines of credit and debt and/or equity securities offerings. The Company cannot assure, however, that these sources of financing will be available. Furthermore, a number of factors may limit or even eliminate the Company's ability to increase its number of pawn shops including, (i) unanticipated operating losses or increases in overhead expenses, (ii) unavailability of acceptable pawn shop locations, and, (iii) higher pawn loan demand which will reduce the Company's available capital for expansion.

Competition

     In connection with its lending of money, the Company competes with other pawn shops and with certain other financial institutions such as consumer finance companies, which generally lend money on an unsecured as well as on a secured basis. Other lenders may lend money on terms more favorable than the Company.

     The pawn shop industry is highly fragmented and includes over 10,000 pawn shops in the United States, the great majority of which are managed by independent owner-operators. Some of these independent operators own multiple pawn shops, and a few companies (who are generally regional operators) own more than 50 pawn shops. Including the Company, there are four publicly held pawn shop chains of which the Company has the fewest pawn shops and the smallest amount of assets, revenues, net worth and personnel. In the Company's Colorado market, which comprises 67% of all Company locations, there are approximately 180 competitor pawn shops including 24 pawn shops operated by another publicly held pawn shop chain. To the Company's knowledge, there are no other pawn shop operators in Colorado who operate more pawn shops than the Company.

     In connection with its resale of tangible personal property, the Company competes with numerous retail and wholesale stores, including jewelry stores, gun stores, discount retail stores, consumer electronics stores and other pawn shops. The Company encounters significant competition in all aspects of the operation of its business. Many competitors (public and private) have greater financial resources than the Company.

Regulation

     The Company's pawn shop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the three states in which it operates. Set forth below is a summary of the various regulations applicable to the Company's operations.

     Colorado. In Colorado pawn shops must be licensed by the city in which the pawn shop is located, as well as by the state. Maximum allowable service charge rates may be set by both city ordinance, as well as state statute. Pawn shop licenses may be revoked by state or local authorities for certain defined improper conduct. For instance, under Colorado state law, a pawnbroker may not accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the customer; accept any waiver of any right or protection accorded to a pledgor under Colorado state law; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than 90 days; display for sale in storefront windows or sidewalk display cases, pistols, swords, canes, blackjacks or similar weapons; or purchase used or second hand personal property unless a record is established containing the name, address and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property.

     Under applicable state law, the maximum allowable pawn service charges for Colorado pawn loans are 240% annually for pawn loans under $50 and 120% annually for pawn loans of $50 and over. Local municipalities in which the Company operates may also regulate pawn service charges within their jurisdictions. The City and County of Denver is the only Colorado municipality in which the Company operates that deviates from the Colorado statute pertaining to pawn service charges. The maximum allowable pawn service charges for Denver pawn loans are 120% annually.

     Wyoming. In Wyoming pawn shops must be licensed by the city in which the pawn shop is located, as well as by the state. Maximum allowable service charge rates may be set by both city ordinance, as well as state statute. Pawn shop licenses may be revoked by state or local authorities for certain defined improper conduct. For instance, under Wyoming state law, a pawnbroker may not accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the customer; accept any waiver of any right or protection accorded to a pledgor under Wyoming state law; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more or less than two months from the transaction date; fail to disclose information concerning the pawn transaction to its customers pursuant to applicable provisions of Federal Regulation Z of the Truth in Lending Act and the Wyoming Uniform Consumer Credit Code; fail to display in a conspicuous place on its premises the days and hours during which a redemption may be made; engage in false or misleading advertising concerning the terms or conditions of credit with respect to a pawn transaction; or purchase used or second hand personal property unless a record is established containing the name, address, accurate description and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property. Under applicable state law, the maximum allowable pawn service charges for Wyoming pawn loans are 240% annually and the amount lent in any one pawn transaction to any one customer may not exceed $3,000. Local municipalities in which the Company operates may also regulate pawn service charges within their jurisdictions. The City of Cheyenne is the only Wyoming municipality in which the Company operates that deviates from the Wyoming statute pertaining to pawn service charges. The maximum allowable pawn service charges for Cheyenne pawn loans are set forth below:

                                            On That Part of Unpaid Principal
         Maximum Annual Rate                     Balance Which is Between
         -------------------                     ------------------------

                240%                                    $0 to $200
                120%                                    $200 to $400
                 60%                                    $400 to $1,000
                 18%                                    $1,000 to $3,000

     Nevada. In Nevada pawn shops must be licensed by the city in which the pawn shop is located, as well as by the state. Maximum allowable service charge rates may be set by both city ordinance, as well as state statute. Pawn shop licenses may be revoked by state or local authorities for certain defined improper conduct. For instance, under Nevada state law, a pawnbroker may not accept a pledge from a person under the age of 18 years or employ a person under the age of 18 years to accept a pledge; accept a pledge from a person in an intoxicated condition; fail to furnish to the pawn customer a printed, sequentially numbered receipt for each article pawned which clearly shows the amount lent, the interest and any other charges to be paid by the pawn customer, a description of the property pawned, the date of receipt thereof, the last date for redemption and the name and address of the pawnbroker; fail to have each receipt signed by the pawn customer; fail to insure the pawn customer against loss by destruction by fire of the pledged property; fail to return pledged goods to a pawn customer upon payment of the full amount due; enter into any pawn transaction that has a maturity date of less than 120 days from the transaction date; or purchase used or second hand personal property unless a record is established containing the name, address, accurate description and identification of the pawn customer, a complete description of the property, including serial number, a signed statement that the pawn customer has the right to sell the property, and the name or other identification of the person or employee conducting the transaction. Under applicable state law and local ordinance, the maximum allowable pawn service charges for Nevada pawn loans are 96% annually plus a $5 handling fee per item pawned.

     With respect to gun sales, all the Company's pawn shops must comply with federal regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require, among other things, each pawn shop dealing in guns to maintain a permanent written record of all guns received or disposed. During Fiscal 1994, the Company implemented procedures which comply with all rules and regulations promulgated by federal, state and local authorities under the Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill") which requires, among other things, a background investigation of any person purchasing or redeeming a handgun prior to completion of the transaction. The Company does not sell or deal in ammunition for firearms. As a matter of policy, the Company does not sell handguns to the general public in any of its stores operating in the Denver Colorado Metropolitan Area (the "Denver Area"), but rather, wholesales all forfeited handguns from Denver Area stores to licensed dealers or transfers handguns forfeited from Denver Area pawn shops to other Company pawn shops outside the Denver Area.

     In order to avoid the acquisition of stolen merchandise, all the Company's pawn shops voluntarily or pursuant to municipal ordinance provide the local police department with daily copies of all transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the police with a detailed description of the merchandise including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. A copy of the pawn ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the pledgor or seller are subject to recovery by the rightful owner upon application to the police department and satisfactory evidence of ownership. In connection with pawn shops acquired by the Company, there is a risk that acquired merchandise may be subject to claims of rightful owners. Historically, the Company has not experienced a material number of rightful owner claims.

     The Company has experienced no material losses by theft or casualty. The Company maintains liability and casualty insurance and insurance against employee theft at each of its pawn shop locations. The Company does not maintain insurance against robbery and burglary, as the risk of loss does not justify the premium cost of coverage. Historically, the Company has not experienced material losses due to robbery or burglary.

Employees

     The Company currently employs 110 employees, including its executive officers.

Implementation of New Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock Based Compensation" (the "Statement"), which prescribes accounting and reporting standards for all stock based compensation plans. The Company is required to implement the Statement for its fiscal year that begins January 1, 1996. Pursuant to the alternatives provided in the Statement, the Company has elected to continue to account for stock based compensation under the old rules and disclose in the footnotes to its financial statements the pro-forma effects on net income and earnings per share had compensation cost for the Company's stock based compensation plans been recorded under the rules promulgated by the Statement.

ITEM 2. - PROPERTIES
--------------------

     The Company's executive offices are located at 7215 Lowell Boulevard in Westminster, Colorado pursuant to a five year lease which commenced April 1, 1992 at a monthly rental of $2,800 with two options to renew for five years.

     The Company owns the real estate and building for one of its Denver, Colorado pawn shops and currently leases its other seventeen pawn shops at monthly rentals between $2,200 and $6,600 on lease terms between three and seven years. The Company leases one of its Aurora, Colorado pawn shops from its President. The Company believes the rental rate for the Aurora pawn shop location is fair, reasonable and consistent with rental rates charged by unaffiliated individuals in the same market area. The Company expects to continue leasing its pawn shops in order to utilize its working capital for pawn loans.

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

     The Company is not a party to any pending or threatened material legal proceedings.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     None.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock has been traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbol "USPN" since May 10, 1989. On March 20, 1997, the closing bid price for the Company's Common Stock was $4.19 per share.

     The following table sets forth for the quarters indicated, the range of high and low bid prices of the Company's Common Stock as reported by NASDAQ.

                                                      Common Stock
By Quarter Ended:                                   High         Low
                                                    ----         ---
Fiscal 1996
      December 31, 1996.........................    5.13         2.50
      September 30, 1996........................    4.56         3.56
      June 30, 1996.............................    3.88         2.75
      March 31, 1996............................    2.88         1.44

Fiscal 1995
      December 31, 1995.........................    2.13         1.69
      September 30, 1995........................    2.44         1.69
      June 30, 1995.............................    2.31         1.38
      March 31, 1995............................    2.31         1.63

Fiscal 1994
      December 31, 1994.........................    1.75         1.50
      September 30, 1994........................    1.81          .75
      June 30, 1994.............................    1.63         1.16
      March 31, 1994............................    2.13         1.50

     The above quotations were reported by NASDAQ and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of March 20, 1997, the Company had approximately 750 stockholders of record. The Company has not declared any dividends on its Common Stock to date.

ITEM 6. - SELECTED FINANCIAL DATA
---------------------------------

     The following selected financial data of the Company relates to the year ended December 31, 1996, the three months ended December 31, 1995 and the four years ended September 30, 1995, 1994, 1993, and 1992. The financial data is not covered by an opinion of the Company's independent certified public accountants, and should be read in conjunction with the financial statements and related notes of the Company for the periods indicated, which are included elsewhere herein. See "Financial Statements."



                   Periods ended December 31,      -------------Years ended September 30,--------------------
                                  Restated
                   Year            Quarter        Restated
                   1996             1995             1995              1994             1993              1992
                  -----             ----             ----              ----             ----              ----
                           (Amounts in thousands of dollars, except per share data)

Total Assets       9,584            6,891            6,762             6,229            6,150              5,185

Total
  Liabilities      2,908            2,065            2,188             2,169            2,034              1,702

Revenues          10,893            2,652            9,728             9,050            7,506              5,785

Net Income
  (loss)             822              186              602               (97)              99                419

Earnings(loss)
  per share         0.22             0.05             0.17             (0.04)            0.02               0.16


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

     Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1996 ("1996") Compared to Twelve Months Ended December 31, 1995, Unaudited ("1995")

          Effective December 31, 1995, the Company changed its fiscal year end to December 31. The following selected and unaudited financial data is presented to facilitate management's discussion and analysis for 1996:

                                                                          Unaudited
                      Restated         Restated                         and Restated
                    Three Months      Twelve Months    Three Months     Twelve Months     Twelve Months
                    Dec. 31, 1995    Sept. 30, 1995   Dec. 31, 1994     Dec. 31, 1995     Dec. 31, 1996
                  ---------------   ---------------   -------------    --------------     -------------
                           (amounts in thousands of dollars or shares, except per share data)
Revenues:
   Sales                   1,550             5,409            1,434             5,525             6,053
   Pawn service charges    1,078             4,232            1,003             4,307             4,752
   Other                      24                87               24                88                88
                         -------           -------           ------           -------          --------

   Total revenues          2,652             9,728            2,461             9,920            10,893

Cost of Sales and Expenses:
   Cost of sales           1,174             4,245            1,109             4,310              4,481
   Operations                782             3,180              821             3,141              3,467
   Administration            267               947              237               977              1,094
   Interest                   70               258               55               273                241
   Depreciation               62               228               49               241                303
                         -------            ------          -------          --------           --------

Total Cost of Sales
   and Expenses            2,355             8,858            2,271             8,942              9,586
                         -------           -------          -------           -------           --------

Income before Income Taxes
   and Minority Interest     297               870              190               978              1,307

Income Taxes                 111               268               61               318                463
                         -------          --------          -------           -------           --------

Income before
   Minority Interest         186               602              129               660                844

Minority Interest              -                 -                -                 -                (22)
                         -------          --------          -------           -------           --------

Net Income                   186               602              129               660                822

Dividends on Preferred
   Stock                      (9)              (36)              (9)              (36)               (36)
                         -------          --------          -------           -------           --------

Net Income Available
   for Common
   Stockholders              177               566              120               624                786
                         =======          ========          =======           =======           ========

Earnings per Common Share and Common Share Equivalents                            .18                .22
                                                                              =======           ========

Weighted Average Number of Common Shares and Common
   Share Equivalents Outstanding                                                3,411              3,619
                                                                              =======           ========

     Total revenues for 1996 increased by 9.8% to $10,893,000 compared with $9,920,000 for 1995. Revenues of $9,449,000 were generated by same store operations (11 stores) and $1,566,000 were generated from stores acquired or opened during 1996 (7 stores). Two stores were acquired during the first quarter, three stores were acquired during third quarter and two stores were acquired in December of 1996. The increase in revenues reflects an improvement of 9.5% in merchandise sales to $6,053,000 from $5,525,000, an improvement of 10.3% in pawn service charges to $4,752,000 from $4,307,000. As a percentage of total revenues, merchandise sales and pawn service charges remained unchanged at 56% and 44%, respectively. This revenue mix is consistent with the Company's overall goals for inventory turns and pawn loan activity and is expected to continue for the foreseeable future.

     Income from operations for 1996 increased to $1,307,000 or 33.6% compared to the prior year's results of $978,000. Earnings, net of income taxes, minority interest and preferred dividends, for 1996 were $786,000 or $0.22 per share compared to $624,000 or $0.18 per share for 1995. Total shares issued and outstanding at December 31, 1996 increased to 3,746,789 from a prior year total of 3,337,322 due primarily to the issuance of common shares in connection with the Company's pawn shop acquisitions and the exercise of consultant and employee stock options during 1996. The weighted average number of common shares and common stock equivalents outstanding increased by 6.1% to 3,619,150 from a prior year total of 3,411,057.

     Total cost of sales and expenses for 1996 increased by $644,000, or 7.2%, to $9,586,000 from $8,942,000 in 1995. The increase was comprised primarily of a 4% increase in cost of goods sold as a direct result of increased sales, a 12% increase in administrative expenses and a 10% increase in operating expenses. However, as a percentage of total revenues, total cost of sales and expenses decreased by 2.1% to 88% from 90.1% in 1995.

     Administrative expenses increased due primarily to staff additions in the executive, systems and training departments. Operating expenses increased over the previous year due primarily to operating expenses related to stores acquired during 1996. As a percentage of total revenues, administrative expenses increased slightly to 10% from 9.8% in 1995 and operating expenses remained unchanged at 32%.

     Interest expense decreased to $241,000 from $273,000 due to the Company's ability to more effectively manage its commercial bank line of credit thereby minimizing the amounts required to service the debt. The Company has available to it a commercial bank line of credit of $650,000. Depreciation expense increased due to the acquisition of pawn shops during 1996 and the purchase of additional equipment and leasehold improvements.

     The Company's  inventory turnover rate for 1996 was 2.5 times,  compared to
3.3 times in the prior year. The decrease in inventory turns is due primarily to lower sales volumes then same store operations generated by pawn shops acquired during 1996. Management expects the inventory turns to improve in these pawn shops as the Company's sales programs are fully implemented. Gross profit margin on sales for 1996 increased to 26% from 22% for 1995. The improvement in gross profit margin is primarily attributable to a new incentive compensation plan implemented at the beginning of 1995 for store managers and customer service personnel which rewards those employees for reaching and/or exceeding profitability goals set by management.

     The forfeiture rate for pawn loans (total new loans this year plus previous year ending loan balance, minus current year ending loan balance in relationship to total forfeited amount during the year) decreased to 35% in 1996 from 36% in the prior year and is slightly above industry comparisons. The Company's slightly higher than industry forfeiture rate is due primarily to the aggressive pawn loan policy in use for the past several years, which allows for slightly higher pawn loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company intends to continue its aggressive pawn loan policy for the reasonably foreseeable future. Due primarily to the acquisition of pawn shops during 1996, the Company's pawn loans increased by 25% to $3,547,000 in 1996 as compared to $2,841,000 in 1995.

Income Taxes

     The Company changed its method of accounting for income taxes effective October 1, 1992 in accordance with the Financial Accounting Standards Board "Statement of Financial Accounting Standards No. 109" (SFAS109) (see Notes to Financial Statements #11). The application of SFAS109 reflects the deferred tax consequences of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company recognized income tax expense of $463,000 for 1996 as compared to $318,000 for 1995.

Three Months Ended December 31, 1995, Restated (the "1995 Quarter") Compared To Three Months Ended December 31, 1994 (the "1994 Quarter")

     Under  the  pooling  of  interest   method  of   accounting   for  business
combinations, all prior periods presented in the financial statements must be restated as if the combination were effective for all periods presented.

     The following selected and unaudited financial data is presented to facilitate the discussion of the 1995 Quarter:

                                      Restated
                                    Three Months      Three Months     Effects of the
                                    Dec. 31, 1995     Dec. 31, 1995    Restatement
                                    -------------     -------------    -----------

                           (amounts in thousands of dollars or shares, except per share data)
Revenues:
   Sales                                 1,550            1,513              37
   Pawn service charges                  1,078            1,042              36
   Other                                    24               24               -
                                        ------           ------          ------

   Total revenues                        2,652            2,579              73

Cost of Sales and Expenses:
   Cost of sales                         1,174            1,160              14
   Operations                              782              758              24
   Administration                          267              267               -
   Interest                                 70               52              18
   Depreciation                             62               56               6
                                        ------           ------          ------

Total Cost of Sales
   and Expenses                          2,355            2,293              62
                                         -----           ------          ------

Income before Income Taxes                 297              286              11

Income Taxes                               111              111               -
                                        ------           ------          ------

Net Income                                 186              175              11

Dividends on Preferred Stock                (9)              (9)              -
                                        ------         --------          ------

Net Income Available
   for Common                              177              166              11
                                        ======           ======          ======

Earnings per Common Share
    and Common Share Equivalents           .05              .05               -
                                        ======          =======         =======

Weighted Average Number of
   Common Shares and Common
     Share Equivalents Outstanding       3,353            3,103             250
                                        ======          =======         =======


     Total revenues for the three months ended December 31, 1995 (the "1995 Quarter") increased by 7.8% to $2,652,000 compared with $2,461,000 for the three months ended December 31, 1994 (the "1994 Quarter"). Revenues of $2,579,000 were generated by pawn shops acquired or opened prior to the 1994 Quarter (12 pawn shops) and $73,000 were related to the restatement required as part of the pooling of interest acquisition during 1996 (1 pawn shop). The increase in revenues reflects an improvement of 8.1% in merchandise sales to $1,550,000 from $1,434,000, an improvement of 7.5% in pawn service charges to $1,078,000 from $1,003,000. As a percentage of total revenues, merchandise sales and pawn service charges were unchanged at 58% and 41%, respectively, during the 1995 Quarter as compared to the 1994 Quarter.

     Income from operations for the 1995 Quarter increased by 56% to $297,000 as compared to the prior year's results of $190,000. Earnings, net of income taxes and preferred dividends, for the 1995 Quarter were $177,000 or $0.05 per share compared to $120,000 or $0.04 per share for the 1994 Quarter. Total shares issued and outstanding at December 31, 1995 increased to 3,337,322 from a total of 2,958,663 at December 31, 1994 due primarily to the sale of additional common shares, shares related to the pooling of interest acquisition, and the exercise of employee stock options. The weighted average number of common shares and common stock equivalents outstanding increased by 11.1% to 3,352,857 from 3,016,903 at December 31, 1994.

     Total cost of sales and expenses for the 1995 Quarter increased by $84,000, or 3.7%, to $2,355,000 from $2,271,000 in the 1994 Quarter. The increase was comprised primarily of a 5.7% increase in cost of goods sold as a direct result of increased sales, a 12% increase in administrative expenses, offset by a 4.8% decrease in operating expenses. Administrative expenses increased due primarily to cost of living increases for administrative staff and the addition of two employees in the training department. Operating expenses decreased over the previous year due primarily to a decrease in store employee head count and a reduction in store rents.

     Interest expense increased to $70,000 from $55,000 due to additional interest related to the restatement for the pooling of interest acquisition. Depreciation expense increased due primarily to the replacement of fully utilized computer equipment and leasehold improvements in the stores.

     The Company's  annualized  inventory turnover rate for the 1995 Quarter was
3.3 times, compared to 4.1 for the 1994 Quarter. The decrease in inventory turns is due primarily to less wholesaling of merchandise in the 1995 Quarter as compared to the 1994 Quarter. Gross profit margin on sales for the 1995 Quarter increased to 24.3% from 22.7% for the 1994 Quarter. The improvement in gross profit margin is primarily attributable to a new incentive compensation plan implemented at the beginning of the 1995 Quarter for store managers and customer service personnel which rewards those employees for reaching and/or exceeding profitability goals set by management.

     The forfeiture rate for pawn loans (total new loans this year plus previous year ending loan balance, minus current year ending loan balance in relationship to total forfeited amount during the year) for both the 1995 and 1994 Quarters was 36% and is slightly above industry comparisons. The slightly higher than industry forfeiture rate is due primarily to the Company's aggressive pawn loan policy, which allows for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company intends to continue its aggressive pawn loan policy for the reasonably foreseeable future. The Company's pawn loans increased to $2,841,000, or 3.3%, during the 1995 Quarter from $2,748,000 at September 30, 1995.

Income Taxes

     The Company changed its method of accounting for income taxes effective October 1, 1992 in accordance with the Financial Accounting Standards Board "Statement of Financial Accounting Standards No. 109" (SFAS109) (see Notes to Financial Statements #11). The application of SFAS109 reflects the deferred tax consequences of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company recognized income tax expense of $111,000 for the 1995 Quarter as compared to $61,000 for the 1994 Quarter.

Twelve Months Ended September 30, 1995, Restated ("Fiscal 1995") Compared To Twelve Months Ended September 30, 1994 ("Fiscal 1994"), as previously reported.

     Under the pooling of interest method of accounting for business combinations, all prior periods presented in the financial statements must be restated as if the combination were effective for all periods presented. Bill's began operations in late December 1994 and therefore had no effect on Fiscal 1994 as previously reported.

     The following selected and unaudited financial data is presented to facilitate the discussion of Fiscal 1995:



                                         Restated
                                      Twelve Months     Twelve Months         Effects of the
                                      Sept. 30, 1995    Sept. 30, 1995         Restatement
                                      --------------    --------------         -----------

                           (amounts in thousands of dollars or shares, except per share data)
Revenues:
   Sales                                     5,409            5,302               107
   Pawn service charges                      4,232            4,120               112
   Other                                        87               87                 -
                                            ------           ------            ------

   Total revenues                            9,728            9,509               219

Cost of Sales and Expenses:
   Cost of sales                             4,245            4,201                44
   Operations                                3,180            3,118                62
   Administration                              947              938                 9
   Interest                                    258              241                17
   Depreciation                                228              214                14
                                            ------           ------            ------

Total Cost of Sales
   and Expenses                              8,858            8,712               146
                                            ------           ------            ------

Income before Income Taxes                     870              797                73

Income Taxes                                   268              268                 -
                                            ------           ------            ------

Net Income                                     602              529                73

Dividends on Preferred Stock                   (36)             (36)                -
                                            ------           ------            ------

Net Income Available
   for Common                                  566              493                73
                                            ======           ======            ======
Earnings per Common Share
    and Common Share Equivalents               .17              .16               .01
                                            ======           ======            ======
Weighted Average Number of
   Common Shares and Common
     Share Equivalents Outstanding           3,344            3,094               250
                                            ======           ======            ======



                                             20

     Total revenues for Fiscal 1995 increased by 7.5% to $9,728,000 compared with $9,050,000 for Fiscal 1994. Revenues of $9,509,000 were generated by same store operations (12 pawn shops) and $219,000 were related to the restatement required by the pooling of interest acquisition in 1996 (1 store). The increase in revenues reflects an improvement of 3.5% in merchandise sales to $5,409,000 from $5,226,000, an improvement of 14% in pawn service charges to $4,232,000 from $3,715,000 and a 20% decrease in other income to $87,000 from $109,000. As a percentage of total revenues, merchandise sales decreased to 56% from 58% and pawn service charges increased to 44% from 41% during Fiscal 1995 as compared to Fiscal 1994. The shift in the revenue mix is primarily due to a higher aggregate pawn loan balance outstanding during Fiscal 1995 as compared to Fiscal 1994.

     During Fiscal 1994, merchandise sales of $762,000 and pawn service charges of $201,000 were generated by the automobile pawn division which ceased operations in late Fiscal 1994. Adjusted for these revenues, total revenues for Fiscal 1995 from continuing operations increased 18% as compared to the prior year.

     Income from operations for Fiscal 1995 increased to $870,000 or 1,642% compared to the prior year's results of $50,299. Earnings, net of income taxes and preferred dividends, for Fiscal 1995 were $566,000 or $0.17 per share compared to a loss of $(133,000) or $(0.04) per share for Fiscal 1994. Total shares issued and outstanding at September 30, 1995 increased to 3,329,833 from a prior year total of 2,958,663 due primarily to the sale of additional common shares, the pooling of interest acquisition and the exercise of employee stock options during Fiscal 1995. The weighted average number of common shares and common stock equivalents outstanding increased by 13% to 3,344,230 from a prior year total of 3,074,203.

     Total cost of sales and expenses for Fiscal 1995 decreased by $467,000, or 5%, to $8,858,000 from $9,179,000 in Fiscal 1994, including restructuring costs. The decrease was comprised primarily of a 9% decrease in cost of goods sold as a direct result of increased sales margins, a 33% decrease in administrative expenses and a 14% increase in operating expenses.

     Administrative expenses decreased due primarily to staff reductions in the executive, systems and training departments and savings in corporate office rent expense and investor relations activities. Operating expenses increased over the previous year due primarily to increases in store salaries and benefits related to a new incentive compensation plan for store managers and customer service personnel.

     Interest expense increased to $258,000 from $218,000 due to the Company's continued use of a bank line of credit and borrowings from private investors. The Company has available to it a bank line of credit of $650,000. Depreciation expense increased due to the purchase of additional equipment and leasehold improvements for the new stores opened during Fiscal 1994.

     The Company's inventory turnover rate for Fiscal 1995 was 3.5 times, compared to 3.8 times in the prior year. Gross profit margin on sales for Fiscal 1995 increased to 21% from 12% for Fiscal 1994. The improvement in gross profit margin is primarily attributable to a new incentive compensation plan implemented at the beginning of Fiscal 1995 for store managers and customer service personnel which rewards those employees for reaching and/or exceeding profitability goals set by management.

     The forfeiture rate for pawn loans (total new loans this year plus previous year ending loan balance, minus current year ending loan balance in relationship to total forfeited amount during the year) increased to 36% in Fiscal 1995 from 34% in the prior year and is sightly above industry comparisons. The increase in the forfeiture rate is due primarily to the aggressive pawn loan policy in use for Fiscal 1995. An aggressive pawn loan policy provides for slightly higher pawn loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company intends to continue its aggressive pawn loan policy for the reasonably foreseeable future. The Company's pawn loans increased to $2,611,526, a 4.3% increase, in Fiscal 1995 as compared to $2,503,264 at the end of Fiscal 1994.

Income Taxes

     The Company changed its method of accounting for income taxes effective October 1, 1992 in accordance with the Financial Accounting Standards Board "Statement of Financial Accounting Standards No. 109" (SFAS109) (see Notes to Financial Statements #11). The application of SFAS109 reflects the deferred tax consequences of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company recognized income tax expense of $268,000 for Fiscal 1995 as compared to an income tax benefit of $32,000 for Fiscal 1994.

Corporate Restructuring

     During the fourth quarter of Fiscal 1994, the Company approved a restructuring plan designed to reduce administrative expenses and improve gross margins on sales of inventory. In furtherance of the plan, (i) administrative staff was reduced in August 1994, (ii) an incentive compensation program for store employees was put in place in October 1994, (iii) the corporate administrative offices were relocated into less expensive space in December 1994, and (iv) the sale of the automobile pawn division was completed in December 1994.

     The following selected and unaudited financial data of the Company shows the effects of the restructuring for Fiscal 1995 without giving effect in Fiscal 1995 for the pooling of Bill's:


                                     Fiscal            Fiscal            Increase
                                      1995              1994            (Decrease)             %
                                      ----              ----           ----------            ------
Revenues from:
          Base stores(10)          $8,811,759        $7,979,192        $  832,567                 10
          New stores(2)               687,027           117,692           569,335                484
          Auto Pawn                    10,764           953,229          (942,465)               (99)
                                   ----------        ----------         ----------         ----------
Total Revenues                      9,509,550         9,050,113           459,437                  5
                                   ----------        ----------         ----------         ----------

Cost of Sales                       4,200,884         4,622,770          (421,886)                (9)
Expenses for:
          Base stores(10)           2,753,762         2,381,504           372,258                 16
          New stores(2,1)             341,733           109,685           232,048                216
          Auto Pawn                    22,468           185,455          (162,987)               (87)
          Administration              938,025         1,278,523          (340,498)               (27)
          Interest                    241,011           218,472            22,539                 10
          Depreciation                214,225           190,462            23,763                 12
 Loss on sale of equip                   --              12,943           (12,943)              --
                                   ----------        ----------         ----------         ----------
Total cost of sales
          and expenses              8,712,108         8,999,814          (287,706)                (3)
                                   ----------        ----------         ----------         ----------

Operating income                   $  797,442        $   50,299        $  747,143              1,485
                                   ==========        ==========         ==========         ==========




LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by 39% from $3,465,000 at December 31, 1995 to $4,813,000 at December 31, 1996. Total assets increased during 1996 by
$2,693,000 mainly due to increases in cash, pawn loans, service charges receivable, and inventory related to the acquisitions of pawn shops during 1996. Total liabilities increased by $843,000 during 1996 due primarily to amounts due to a stockholder of an acquiree and increases in private debt at December 31, 1996. Total shareholders' equity increased by 27% or $1,808,000, as a result of profits, net of income taxes, minority interest and preferred stock dividends, in 1996 of $786,000, the issuance of common stock of $747,000, and $275,000 in additional paid in capital.

     The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and private and public offerings. In 1996, the Company raised sufficient capital to satisfy all capital requirements.

     The Company has a commercial bank line of credit totaling $650,000. As of December 31, 1996 the Company owed $23,000 under this revolving credit facility. The line of credit is on a year to year basis and is due on April 30, 1997.

     Private borrowings which comprise $1,562,000 of the total liabilities due at December 31, 1996 are due in 1997, 1998 and 1999, and there is no indication that these borrowings will not be renewed.

     The Company plans to continue expanding its operating base with acquisitions of existing pawn shops but will also consider potential start-up locations when they are available. The Company has experienced that new start-up stores generally result in losses during their first three to fifteen months of operations. Leasehold improvements and equipment costs for new pawn shops have ranged from approximately $75,000 to $100,000 per store plus inventory of $50,000 to $70,000. Conversely, the Company has experienced that acquisitions of existing pawn shops generally have an immediate positive impact on earnings.

     The Company expects to fund its expansion and meet its ongoing working capital needs with internally generated funds, additional lines of credit and debt and/or equity securities offerings. There can be no assurance, however, that such sources of financing will be available to the Company. The Company has received strong indications from its commercial bank that the line of credit will be increased to $1,000,000. The Company has committed $673,000 of its internal cash reserves to complete the acquisition of Bobby's. During 1997, the Company expects to fund approximately $250,000 of anticipated increases in pawn loan demand due to recent acquisitions out of internally generated cash flow.

Profitability vs. Liquidity

     The profitability and liquidity of the Company is affected by the amount of the Company's outstanding pawn loans, which in turn is affected in part by the Company's pawn loan decisions. The Company is generally able to influence the frequency of pawn loan redemptions and forfeitures of pawn loan collateral by increasing or decreasing the amount loaned in relation to the estimated resale value of the pledged property. A more conservative loan policy, i.e., smaller loans in relation to the pledged property's estimated resale value, generally results in fewer and smaller transactions being entered into, a decrease in the Company's aggregate pawn loan balance and a decrease in pawn service charge income. However, smaller pawn loans also tend to increase pawn loan redemptions and improve the Company's liquidity. A conservative pawn loan policy also tends to decrease the cost of merchandise inventory, thereby improving the margins possible through resale of forfeited pawn loan collateral. Conversely, a more aggressive pawn loan policy which provides for larger pawn loans in relation to the estimated resale value of the pledged property generally results in increased pawn service charge income, but also tends to increase pawn loan forfeitures, thereby increasing the quantity of inventory on hand and, unless the Company is able to increase inventory turns, reducing the Company's liquidity.

     Unprecedented and/or unexpected pawn loan demand tends to drain liquidity reserves, and if other external sources of working capital are unavailable, the implementation of a more conservative pawn loan policy and increasing inventory turns will generate cash at the expense of profitability if not optimally balanced.

Inflation

     The Company does not believe that inflation has had a material effect on the Company's results of operations.

Seasonality

     The Company's pawn loan demand and sales follow slight seasonal trends. Sales are generally highest during the fourth calendar quarter of the year, while pawn loan demand is general lower during the first and second calendar quarters than during the third and fourth calendar quarters.

ITEM 8. - FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Independent Auditors' Report                                          F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets                                         F-3

  Consolidated Statements of Operations                               F-5

  Consolidated Statements of Changes in Stockholders' Equity          F-6

  Consolidated Statements of Cash Flows                               F-7

Notes to Consolidated Financial Statements                            F-8

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
U.S. Pawn, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1996 and 1995 (restated) and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996, the three months ended December 31, 1995 (restated) and the year ended September 30, 1995 (restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1996 and 1995 (restated) and the results of its operations and its cash flows for the year ended December 31, 1996, the three months ended December 31, 1995 (restated) and the year ended September 30, 1995 (restated) in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, U.S. Pawn, Inc. completed a pooling of interests merger with Pawn Broker, Inc. DBA Quick Bills in 1996 and accordingly the consolidated financial statements of U.S. Pawn, Inc. have been restated to include the accounts and operations of Pawnbroker, Inc. DBA Quick Bills for all periods presented prior to the merger.



February 13, 1997
Denver, Colorado

                        U.S. PAWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND 1995 (RESTATED)

                        (In Thousands Except Share Data)

                                     ASSETS

                                                      1996          1995
                                                     ------        ------
                                                                 (Restated)
CURRENT ASSETS:
  Cash                                               $  702        $  303
  Service charges receivable                            572           393
  Pawn loans                                          3,547         2,841
  Accounts receivable, net                               12            35
  Notes receivable-related parties,
     current portion                                     74           241
  Inventory                                           2,161         1,440
  Prepaid expenses and other                            218            96
                                                     ------        ------
                  Total Current Assets                7,286         5,349


PROPERTY AND EQUIPMENT, at cost, net                  1,397         1,319


NOTES RECEIVABLE - related parties,
     less current portion                              --              69


INTANGIBLE ASSETS, net                                 852            135


OTHER ASSETS                                            49             19
                                                    ------         ------

                                                    $9,584         $6,891
                                                    ======         ======





     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             U.S. PAWN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS (Continued)
                           DECEMBER 31, 1996 AND 1995 (RESTATED)

                             (In Thousands Except Share Data)

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          1996                1995
                                                                        ----------         -----------
                                                                                          (Restated)
CURRENT LIABILITIES:
     Line of credit                                                    $        23         $       348
     Accounts payable                                                           29                  31
     Customer layaway deposits                                                  47                  41
     Accrued expenses                                                          244                 231
     Due to stockholders of acquiree                                           673              -
     Notes payable, related parties                                            638                 645
     Notes payable                                                             624                 567
     Current portion of long-term debt - related parties                       100              -
     Current portion of long-term debt                                          95                  21
                                                                       -----------         -----------
                  Total Current Liabilities                                  2,473               1,884
                                                                       -----------         -----------
LONG-TERM DEBT:
     Long-term debt - related parties,
         less current portion                                                  200              -
     Long-term debt, less current portion                                      122                  50
                                                                       -----------         -----------
                  Total Long-Term Debt                                         322                  50
                                                                       -----------         -----------
DEFERRED INCOME TAXES                                                          113                 131
                                                                       -----------         -----------
                  Total liabilities                                          2,908               2,065
                                                                       -----------         -----------
MINORITY INTEREST                                                               42              -
                                                                       -----------         -----------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
     Redeemable preferred stock, 9.5%, $10 par value, 1,000,000
         shares authorized; 37,800 shares issued and outstanding               378                 378
     Common stock, no par value, 30,000,000 shares authorized;
         3,746,489 and 3,337,322 shares issued and outstanding               3,989               3,242
     Additional paid-in capital                                              1,097                 822
     Retained earnings                                                       1,170                 384
                                                                       -----------         -----------
                  Total Stockholders' Equity                                 6,634               4,826
                                                                       -----------         -----------
                                                                       $     9,584         $     6,891
                                                                       ===========         ===========




                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             F-4

                                         U. S. PAWN, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE YEAR ENDED DECEMBER 31, 1996,
                                THE THREE MONTHS ENDED DECEMBER 31, 1995 (RESTATED)
                                 AND THE YEAR ENDED SEPTEMBER 30, 1995 (RESTATED)

                             (In Thousands Except Earnings Per Share and Share Data)

                                                                         Three Months
                                                 Year Ended                 Ended                    Year Ended
                                                December 31,              December 31,              September 30,
                                                   1996                      1995                        1995
                                                ------------             -------------              -------------
REVENUES:                                                                  (Restated)                 (Restated)

   Sales                                         $   6,053                 $   1,550                  $   5,409
   Pawn service charges                              4,752                     1,078                      4,232
   Other income                                         88                        24                         87
                                                 ---------                 ---------                  ---------
             Total Revenues                         10,893                     2,652                      9,728
                                                 ---------                 ---------                  ---------
COST OF SALES AND EXPENSES:
   Cost of sales                                     4,481                     1,174                      4,245
   Operations                                        3,467                       782                      3,180
   Administration                                    1,094                       267                        947
   Interest                                            149                        54                        199
   Interest, related party                              92                        16                         59
   Depreciation and amortization                       303                        62                        228
                                                 ---------                 ---------                  ---------
             Total Expenses                          9,586                     2,355                      8,858
                                                 ---------                 ---------                  ---------
INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                             1,307                       297                        870

PROVISION FOR INCOME TAXES                             463                       111                        268
                                                 ---------                 ---------                  ---------
INCOME BEFORE MINORITY INTEREST                        844                       186                        602

MINORITY INTEREST                                      (22)                     -                          -
                                                 ---------                 ---------                  ---------
NET INCOME                                             822                       186                        602

DIVIDENDS ON PREFERRED STOCK                           (36)                       (9)                       (36)
                                                 ---------                 ---------                  ---------
NET INCOME AVAILABLE
   FOR COMMON STOCKHOLDERS                       $     786                 $     177                  $     566
                                                 =========                 =========                  =========

EARNINGS PER COMMON SHARE
   AND COMMON SHARE EQUIVALENTS                  $     .22                 $     .05                  $     .17
                                                 =========                 =========                  =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND COMMON
   SHARE EQUIVALENTS OUTSTANDING                 3,619,150                  3,352,857                 3,344,230
                                                 =========                  =========                 =========



                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     F-5


                                       U.S. PAWN, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE YEAR ENDED SEPTEMBER 30, 1995 (RESTATED),
                             THE THREE MONTHS ENDED DECEMBER 31, 1995 (RESTATED), AND
                                         THE YEAR ENDED DECEMBER 31, 1996

                                         (In Thousands Except Share Data)


                                       Preferred Stock          Common Stock       Additional  Retained  Treasury Stock
                                     ------------------      ------------------      Paid In  Earnings   ---------------
                                     Shares      Amount      Shares       Amount     Capital  (Deficit)  Shares    Amount   Total
Balance at September 30, 1994,
   as previously reported            37,800      $  378     3,027,408    $3,228       $ 831    $ (331)   68,745    $ (108)  $3,998
Effect of pooling interests             -            -        250,000         1          -        (25)      -         -        (24)
                                     ------       -----     ---------     -----      ------    ------    ------    ------   ------
Balance at September 30, 1994,
   as restated                       37,800         378     3,277,408     3,229         831      (356)   68,745      (108)   3,974
Exercise of common stock options        -            -         16,000         8          -         -        -         -          8
Redemption of redeemable
   common stock to  treasury            -            -         25,966        51          -         -     25,966       (51)     -
Reissuance of treasury stock            -            -            -         -            -         (3)  (40,200)       67       64
Conversion of redeemable
  common stock                          -            -         10,459        11          -         -        -         -         11
Dividends on preferred stock            -            -            -           -          -        (36)      -         -        (36)
Net income, as restated                 -            -            -           -          -        602       -         -        602
                                     ------       -----     ---------     -----      ------     -----     -----   ------    ------
Balance at September 30, 1995,
  as restated                        37,800         378     3,329,833     3,299         831       207    54,511       (92)   4,623

Cancellation of treasury stock          -            -        (54,511)      (92)         -         -    (54,511)       92      -
Exercise of common stock options        -            -         62,000        35          -         -        -         -         35
Dividends on preferred stock            -            -            -           -          -         (9)      -         -         (9)
Option offering costs                   -            -            -           -          (9)       -        -         -         (9)
Net income, as restated                 -            -            -           -          -        186       -         -        186
                                    -------       -----     ---------     -----      ------     -----     -----   ------    ------
Balance at December 31, 1995,
  as restated                        37,800         378     3,337,322     3,242         822       384       -         -      4,826

Exercise of common stock options        -            -        364,167       642          -         -        -         -        642
Stock issued for acquisition            -            -         45,000       105          -         -        -         -        105
Option offering costs                   -            -            -           -         (60)       -        -         -        (60)
Dividends on preferred stock            -            -            -           -          -        (36)      -         -        (36)
Stock based compensation                -            -            -           -         109        -        -         -        109
Contribution of capital                 -            -            -           -         226        -        -         -        226
Net income                              -            -            -           -          -        822       -         -        822
                                     ------       -----     ---------     ------      ------    ------     -----   ------    ------
Balance at December 31, 1996         37,800       $ 378     3,746,489     $3,989      $1,097    $1,170       -     $   -     $6,634
                                     ======       =====     =========     ======      ======    ======     =====   ======    ======










                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                  U.S. PAWN, INC. AND SUBSIDIARIES
                                                      STATEMENTS OF CASH FLOWS
                                               FOR THE YEAR ENDED DECEMBER 31, 1996,
                                        THE THREE MONTHS ENDED DECEMBER 31, 1995 (RESTATED)
                                          AND THE YEAR ENDED SEPTEMBER 30, 1995 (RESTATED)

                                                          (In Thousands)
                                                                                             Three Months
                                                                               Year Ended      Ended         Year Ended
                                                                               December 31,  December 31,   September 30,
                                                                                  1996           1995          1995
                                                                               ------------  ------------   -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:                                                    (Restated)     (Restated)
     Net income                                                                 $    822       $    186       $    602
     Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation and amortization                                          303             62            228
              Interest receivable added to note receivable-related parties            15           --             --
              Rent payments applied to note receivable-related party                --             --               27
              Stock based compensation                                               109           --             --
              Deferred income taxes                                                  (48)            16            106
              Minority interest                                                       22           --             --
              Changes in:
                  Service charges receivable                                          (3)           (42)           (24)
                  Inventory, excluding forfeited loan collateral                   3,013            864          3,033
                  Accounts receivable                                                 23             (9)            84
                  Prepaid expenses and other                                        (260)             9             (1)
                  Accounts payable                                                   (18)             5            (27)
                  Accrued expenses                                                    (3)           (91)           107
                  Customer layaway deposits                                            5              4              9
                                                                                 -------         ------         ------
                  Net Cash Provided by Operating Activities                        3,980          1,004          4,144
                                                                                 -------         ------         ------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Pawn loans made                                                             (10,569)        (2,475)       (10,136)
     Pawn loans repaid                                                             7,058          1,523          6,487
     Proceeds from sale of equipment                                                   6           --               11
     Purchase of property and equipment                                             (276)           (34)          (333)
     Repayments of notes receivable                                                   96             30             90
     Advances on notes receivable-related parties                                   --             --              (99)
     Proceeds from notes receivable-related parties                                  245              1              5
     Proceeds from sale of AutoPawn                                                 --             --               37
     Purchase of Advantage Pawn                                                      (68)          --             --
     Purchase of City National Pawn                                                 (225)          --             --
     Purchase of Bobbys Pawnshop                                                    (12)          --             --
     Acquisition costs                                                              (131)          --             --
                                                                                 -------         ------         ------
                  Net Cash (Used) by Investing Activities                         (3,876)          (955)        (3,938)
                                                                                 -------         ------         ------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Dividends paid                                                                  (36)            (9)           (36)
     Issuance of notes payable and long-term debt                                    538            217            943
     Payments on notes payable and long-term debt                                 (1,166)          (492)          (804)
     Payments on capital lease obligations                                          --             --               (3)
     Issuance of notes payable-related parties                                       385             22             50
     Payments on notes payable-related parties                                        (8)          --              (30)
     Purchase of treasury stock                                                     --             --              (51)
     Reissuance of treasury stock                                                   --             --               64
     Sale of common stock, net of offering costs                                     642             25              9
     Option offering costs                                                           (60)          --             --
                                                                                 -------         ------         ------
                  Net Cash Provided (Used) by Financing Activities                   295           (237)           142
                                                                                 -------         ------         ------
NET INCREASE (DECREASE) IN CASH                                                      399           (188)           348
CASH, beginning of year                                                              303            491            143
                                                                                 -------         ------         ------
CASH, end of year                                                                $   702         $  303         $  491
                                                                                 =======         ======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:  See Note 15

                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     F-7

                        U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Activity
--------
U.S. Pawn, Inc., (the Company) was incorporated in the State of Colorado in March 1980. The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property to residents of Colorado, Wyoming and Nevada. In addition, the Company offers for resale the personal property from forfeited loans, as well as merchandise purchased directly from customers and vendors. As of December 31, 1996, the Company operated 12 pawnshops in Colorado, four pawnshops in Wyoming, and two pawnshops in Nevada.

On July 21, 1995 the Company's board of directors approved a change in year end from September 30 to December 31 for the year ending December 31, 1995. The change in taxable year end has been approved by the Internal Revenue Service.

Effective February 1, 1996, the Company acquired 80% of the outstanding stock of Advantage Pawn, Inc. (Advantage), a Wyoming corporation. Under the agreement, the sellers received $82,500 in cash, 45,000 shares of the Company's common stock valued at $2.333 per share in exchange for 80% of the outstanding Advantage common stock and $22,500 in cash for an agreement not to compete. The Company also agreed to guarantee $105,000 in liabilities of Advantage. The operations of Advantage are consolidated with the Company only from the applicable date of acquisition (see Note 16).

On August 2, 1996, the Company acquired the assets of City National, the Division (City National) which consisted of three pawnshops; one in Ft. Collins, Colorado and two in Cheyenne, Wyoming. Substantially all of the assets of the three pawnshops were acquired for an aggregate purchase price of $775,000 (see
Note 16).

On December 9, 1996, the Company acquired all of the outstanding common stock of Pawnbroker, Inc. DBA Quick Bills (Bills) for approximately 250,000 shares of its common stock. The merger has been accounted for as a pooling of interests and accordingly, the consolidated financial statements of the Company have been restated to include the accounts and operations of Bills for all periods prior to the merger. Bills operates one pawnshop located in Henderson, Nevada. (See
Note 2)

On December 9, 1996, the Company acquired all of the outstanding stock in Bobbys Pawnshop, Inc. (Bobbys) for $700,000 in cash, of which $673,000 will be paid in March 1997. The assets consist primarily of inventory and pawn loan receivables which were valued at approximately $480,000. The excess of the purchase price of approximately $220,000 has been recorded as goodwill and will be amortized over 10 years. Bobbys operates one pawnshop in Las Vegas, Nevada. (See Note 16.)

                        U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation
-------------
The Company and its subsidiaries in which it exercises control through majority ownership is consolidated, and all intercompany accounts and transactions are eliminated. The acquisitions of Advantage, City National and Bobbys have been accounted for using the purchase method of accounting for business combinations and accordingly, the results of operations of the acquirees are included in the Company's financial statements only from the applicable date of acquisition. The acquisition of Bills has been accounted for using the pooling method and the financial statements of the Company have been restated to include the accounts and operations for Bills for all periods prior to the merger.

Minority Interest
-----------------
At December 31, 1996 the consolidated financial statements of the Company include 100% of the assets, liabilities and equity of Advantage which is owned 80% by the Company. Since the Company is the majority stockholder in Advantage, the remaining 20% ownership interests of the other stockholders have been recorded as minority interest in the amount of $42,000 at December 31, 1996.

Pawn Loans and Income Recognition
---------------------------------
Pawn loans (loans) are generally made for a period of one to four months with an automatic extension period (loan term) on the pledge of tangible personal property. The pawn service charge is calculated as a percentage of the loan amount based on the size and duration of the loan. Pawn service charges on loans are recognized on a constant yield basis over the loan term.

If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value (cost) of the forfeited collateral (inventory) which is recoverable through sales to customers. Accordingly, the Company does not record loan losses or charge-offs on defaulted loans.

Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject the Company to credit risk include notes receivable-related parties amounting to $74,000 and $310,000 at December 31, 1996 and 1995, respectively. The notes receivable are collateralized by shares of common stock of the Company and real property.

There are no concentrations of credit risk with respect to trade receivables. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

                       U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments
------------------------------------
Pawn loans are outstanding for a relatively short period, generally 120 days or less. The rate of pawn service charge bears no relationship to interest rate market movements. Pawn loans may not be resold to anyone but a licensed pawnbroker. For these reasons, management believes that the fair value of pawn loans approximates their carrying value.

The Company's bank credit facilities bear interest at rates which adjust frequently based on market rate changes. Accordingly, management believes that the fair value of that debt approximates its carrying value. The fair value of investor notes payable was estimated based on market values for debt issues with similar characteristics, or interest rates currently available for debt with similar terms. Management believes that the fair value of those debts approximates its carrying value.

Customer Layaways
-----------------
Interim payments from customers on layaway sales are classified as customer layaway deposits and subsequently recorded as income during the period in which the final payment is received or when the deposit is forfeited.

Cash Equivalents
----------------
For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

Inventory
---------
Inventory represents merchandise acquired from forfeited loans, merchandise purchased directly from the public and new merchandise purchased from vendors. Inventory is stated at the lower of cost (specific identification) or market.

Costs associated with the warehousing of merchandise totaling approximately $102,000 and $61,000 at December 31, 1996 and 1995, respectively, are included in inventory.

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment and 7-15 years for leasehold improvements. Depreciation and amortization expense of property and equipment was $249,000, $58,000 and, $213,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

Intangible Assets
-----------------
Intangible assets consist primarily of costs in excess of net assets of pawnshops acquired and noncompete agreements with the previous owners of pawnshops acquired. The costs in excess of net assets acquired and the noncompete agreements are amortized on a straight-line basis over 10 years and over the term of the agreement of 5 to 10 years, respectively. Amortization expense of intangible assets was $54,000, $4,000 and $15,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

                       U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
The Company adopted  Statement of Financial  Accounting  Standards No. 109 (SFAS
109), "Accounting for Income Taxes". Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. The adoption of SFAS 109 did not have a material effect on the Company's financial statements.

Earnings (Loss) Per Common Share
--------------------------------
Earnings (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. Dilutive common equivalent shares consist of stock options and warrants and redeemable common stock (calculated using the treasury stock method). In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

Stock-Based Compensation
------------------------

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of grant.

The Company has adopted the disclosure provisions of SFAS No. 123 and will continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the proforma disclosures required under SFAS No. 123, if material.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

                      U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 2 - QUICK BILL'S MERGER

On December 9, 1996, the Company issued approximately 250,000 shares of its common stock in exchange for all of the outstanding common stock of Pawnbroker, Inc. DBA Quick Bills which is located in Henderson, Nevada. The merger has been accounted for as a pooling of interests and accordingly, the consolidated financial statements of the Company have been restated to include the accounts and operations of Bills for all periods prior to the merger.

Bill's was a Subchapter S Corporation prior to the merger for income tax purposes and therefore, did not pay U.S. federal income taxes. Bill's will be included in the Company's U.S. federal income tax return effective December 9, 1996 and, therefore, a net deferred tax liability and corresponding charge to income tax expense of $23,000 or $.01 per share was recorded upon closing to reflect Bill's net taxable temporary differences.

Separate net revenues, net income and related per share amounts of the merged entities are presented in the following table. In addition, the table includes unaudited proforma net income, net income available for common stockholders and net income per share amounts which reflect the elimination of nonrecurring merger costs and expenses in 1996; and proforma adjustments to present income taxes on the basis which they will be expected in future periods, and deferred income tax expense for the change in tax status due to Bill's Subchapter-S Election termination (in thousands).


                                             December 31,        December 31,          September 30,
                                                1996                 1995                 1995
                                            -------------        ------------         --------------
                                             (Unaudited)          (Unaudited)          (Unaudited)
Net revenues:
   U.S. Pawn                                $     10,676         $      2,579         $       9,509
   Bill's                                            339                   73                   219
   Merger adjustments                             -                    -                    -
                                            ------------         ------------         -------------

           Total                            $     11,015         $      2,652         $       9,728
                                            ============         ============         =============

Net income:
   U.S. Pawn                                $        739         $        175         $         529
   Bill's                                            106                   11                    73
   Bill's Subchapter S status                        (23)                 -                    -
   Merger adjustments                                 (1)                  (4)                  (26)
                                            ------------         ------------         -------------

           Total                            $        821         $        182         $         576

   Less dividends on preferred stock                 (36)                  (9)                  (36)
                                            -------------       -------------         -------------

   Net income available for
    common stockholders                     $        785         $        173         $         540
                                            ============         ============         =============

Net income per share:
   As previously reported                   $        .19         $        .05         $         .16
                                            ============         ============         =============

   Proforma                                 $        .22         $        .05         $         .16
                                            ============         ============         =============

In connection with the merger, $20,000 of merger costs and expenses ($13,000 after tax or $.01 per share) were incurred and have been charged to operations. The merger costs and expenses consisted of legal, accounting, travel and employee salaries.

                    U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 2 - QUICK BILL'S MERGER (Continued)

During 1995, the Company changed its year end from September to December. Bill's year end is December. Bill's financial statements for the year ended December 31, 1995 have been combined with the year end financial statements of the Company for September 1995. The period October, November and December 1995 for Bills has been included in the 12 months ended September 1995 and the three months ended December 1995 in the Companys restated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Major classifications of accounts receivable at December 31, are as follows (in thousands):

                                                    1996            1995
                                                 ---------        ---------
Secured, employee receivable,
   bearing interest at 8%                        $       -        $      11
Secured, employee receivable,
   noninterest bearing                                   5                2
Trade receivables                                       12               25
Other receivables                                        6               29
                                                 ---------        ---------
                                                        23               67
Less allowance for doubtful accounts                   (11)             (32)
                                                 ---------        ---------
                                                 $      12        $      35
                                                 =========        =========

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

As of December 31, 1996, the Company had a note receivable - related party totaling $74,000, which consisted of advances due from a stockholder/officer. This loan bears interest at 9% per year, is due on September 30, 1997 and is collateralized by 75,000 shares of U.S. Pawn common stock personally owned by the stockholder/officer.

As of December 31, 1995 the Company had $310,000 in notes receivable-related parties which consisted of advances due from officers, stockholders and employees. These loans bear interest substantially at 8% per year and are due on various dates through October 1997. The notes are collateralized by the Company's common stock, options to purchase the Company's common stock, vehicles and second deeds of trust on real estate. As of December 31, 1995 $241,000 was classified as current.

Interest income received from related parties was approximately $5,000, $1,000 and $35,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

                    U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,(in thousands):

                                                        1996        1995
                                                       -------    -------
Land                                                   $   180    $   180
Building                                                   270        270
Equipment                                                1,302      1,006
Leasehold improvements                                     783        803
Vehicles                                                    30         30
                                                       -------    -------
                                                         2,565      2,289
Less accumulated depreciation and amortization          (1,168)      (970)
                                                       -------    -------

                                                       $ 1,397    $ 1,319
                                                       =======    =======

NOTE 6  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, (in thousands):

                                                        1996       1995
                                                       -------    -------
Goodwill                                               $   717    $   191
Acquisition costs                                           84       --
Non-compete agreements                                     160       --
                                                       -------    -------
                                                           961        191
Less accumulated amortization                             (109)       (56)
                                                       -------    -------

                                                       $   852    $   135
                                                       =======    =======

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consists of the following at December 31, (in thousands):

                                                         1996      1995
                                                       -------    -------
Accrued salaries and payroll taxes                     $    98    $    72
Accrued property and sales taxes                            85         70
Accrued interest - related parties                           8          6
Accrued income taxes                                        29         81
Other                                                       24          2
                                                       -------    -------

                                                       $   244    $   231
                                                       =======    =======

                        U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 8 - LINE OF CREDIT

The Company has entered into an agreement with a bank to be provided a line of credit of $650,000 due April 1, 1997; variable interest rate is 2% above the banks base rate which was 11% at December 31, 1996, interest payable quarterly; collateralized by accounts receivable, service charges receivable, pawn loans, inventory, equipment, real estate and general intangibles; guaranteed by a stockholder/officer. The loan restricts certain changes in the Company's ownership structure, payments of dividends, dealings with insiders and restricts incurring debt and disposable assets. The outstanding balance at December 31, 1996 and 1995 was $23,000 and $348,000, respectively.

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable - Related Parties
-------------------------------
The Company has notes payable to related parties, who are employees, stockholders or family members, totaling $645,000 and $638,000 as of December 31, 1996 and 1995, respectively. These notes have interest rates of 8% to 15% per annum, payable monthly and are unsecured. These notes are subordinated to the bank line of credit.

Notes Payable
-------------
The Company has notes payable due to various individuals prior to December 1997. Interest on these notes is payable monthly, bi-monthly, quarterly, semi-annually and annually at rates ranging from 12% to 15%. The notes are unsecured. The outstanding balance at December 31, 1996 and 1995 was $624,000 and $567,000, respectively.

Long-Term Debt - Related Parties
--------------------------------
The Company has notes payable to related parties, who are stockholders or family members, which are due on dates ranging from February 1997 to December 1999 totaling $300,000 as of December 31, 1996. Of the total notes payable to related parties, $100,000 is due within one year of the original date of the notes and $200,000 is classified long term. These notes have interest rates of 10% to 15% per annum, due monthly and are unsecured. These notes are subordinated to the current bank line-of-credit. As an inducement to enter into the notes payable, the Company issued warrants for 9,000 shares of the Company's common stock, exercisable at $4.00 per share through 1997. A deferred charge of $10,000 has been recorded for the value of the warrants and will be amortized over the term of the loan, which is three years. Amortization of $300 was expensed for the year ended December 31, 1996. (See Note 13)

                        U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Maturities of long term debt, related party are as follows at December 31, (in thousands):

       1997                                    $      738
       1998                                           100
       1999                                           100
                                               ----------
                                                      938
       Less current portion                          (738)
                                               ----------
                                               $      200
                                               ==========

Long-Term Debt
--------------
Long term debt consists of the following at December 31, (in thousands):

                                                       1996          1995
                                                    ---------     ---------

Long-term  debt  to  a  finance  company  due
November  1999;  interest  rate  of  10%  and
monthly  principal  and  interest  payment of
$8,100; collateralized by computer equipment.
The  note   allows  for  up  to  $250,000  in
principal.  As  of  December  31,  1996,  the
Company has received $165,000.                       $   145       $    --

Note  payable  to  bank  due  January   2003;
variable  interest  rate of 1.75%  above  Key
Bank of  Wyoming  Prime Rate Index of 8.5% at
December 31, 1996;  principal and interest of
$800  payable  monthly;   collateralized   by
Inventory.                                                41            --

Note payable to an  individual  paid in 1996;
interest  rate 15% per  annum,  due  monthly;
unsecured.                                                --            50

Note  payable  to  a  finance   company  paid
November  1996;  collateralized  by  computer
equipment.                                                --            21

                       U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

                                                    1996            1995
                                                  ---------       ---------
Note payable to bank due March 1999; variable
interest rate of 3% above First Security Bank
of  Idaho   Prime  Rate  Index  of  8.25%  at
December 31, 1996;  principal and interest of
$1,300 payable monthly; unsecured; personally
guaranteed by stockholder.                               31              --
                                                  ---------        --------
                                                        217              71
Less current portion                                    (95)            (21)
                                                  ---------        --------
                                                  $     122        $     50
                                                  =========        ========

Maturities of long-term debt are as follows for each of the years ending December 31, (in thousands):

                  1997                                $    95
                  1998                                     74
                  1999                                     23
                  2000                                      7
                  2001                                      8
                  Thereafter                               10
                                                      -------
                                                          217
                  Less current portion                    (95)
                                                      -------
                                                      $   122
                                                      =======

Interest expense incurred on notes payable and long-term debt was $109,000, $52,000 and $241,000 at year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995. Included in interest expense were amounts paid to related parties of approximately $92,000, $16,000 and $59,000 at year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

                      U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases one pawnshop facility from the stockholder/officer and its other pawnshop facilities from unrelated parties under operating leases expiring in various years through 2002. Utilities, insurance and taxes are paid by the Company for all of the pawnshop facilities. The majority of the operating leases provide for an option to renew for one additional period of five years at the fair market value at the time of renewal.

Future minimum lease payments under noncancelable leases are as follows for each of the years ending December 31, (in thousands):

                                   Related         Non-Related
                                    Party            Parties       Total
                                    -----            -------       -----
              1997                  $ 116            $ 430        $ 546
              1998                    105              347          452
              1999                     87              299          386
              2000                     87              225          312
              2001                     87              167          254
              Thereafter               87              555          642
                                    -----            -----        -----
                                    $ 569           $2,023       $2,592
                                    =====           ======       ======

Total future minimum lease payments above include a reduction of $9,000 for noncancelable sublease payments.

The  Company's   stockholder/officer  has  personally  guaranteed  approximately
$297,000 of the above lease payments to nonrelated parties.

Rent expense was $604,000, $115,000 and $535,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively. Included in rent expense were amounts paid to the stockholder/officer of $79,000, $20,000 and $124,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

Litigation
----------
The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position.

Insurance
---------
For the most part, the Company does not maintain theft insurance for personal property losses as management believes that the risk of loss does not justify the premium cost of coverage. Insurance is provided to insure against casualty loss and against general business liability claims. Costs resulting from noninsured property losses will be charged against income upon occurrence. No material amounts for uninsured property losses were charged to operations for any of the periods presented.

                     U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 11 - INCOME TAXES

The components of deferred tax assets and (liabilities) are as follows as of December 31, (in thousands):

                                                  1996               1995
                                                ---------          ---------
Total deferred tax assets                       $      28          $      11
Total deferred tax (liabilities)                     (141)              (142)
                                                ---------          ---------

Net deferred tax (liabilities)                  $    (113)         $    (131)
                                                =========          =========

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows as of December 31, (in thousands):

                                                   1996               1995
                                                ---------          ---------
Temporary differences:
  Change in tax accounting
    method for service
    charges receivable                          $     (60)         $      (88)
  Service charges                                     (23)                 -
  Property and equipment                               (9)                (24)
  Inventory                                           (38)                (21)
  Other                                                17                   2
                                                ---------           ---------

                                                $    (113)          $    (131)
                                                =========           =========

The provision for income taxes consists of the following (in thousands):

                              Year Ended            Three Months              Year Ended
                              December 31,          December 31,             September 30,
                                 1996                  1995                      1995
                             -------------         -------------            -------------

Current                      $         481         $       128              $        162
Deferred                               (18)                (17)                      106
                             -------------         -----------              ------------

Provision                    $         463         $       111              $        268
                             =============         ===========              ============





                    U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                      ====================================

NOTE 11 - INCOME TAXES (Continued)

The components of deferred income tax (benefit) expense are as follows (in thousands):

                                                                  Three Months
                                              Year Ended             Ended                   Year Ended
                                             December 31,          December 31,              September 30,
                                                1996                  1995                       1995
                                             -----------          -------------             -------------
Depreciation and amortization                 $    21              $     (8)                  $    (28)
Change in tax accounting method
  for service charges receivable                  (20)                   (8)                       (32)
Inventory warehousing costs                       (23)                    -                         (9)
Restructuring costs                                -                      -                         42
Other                                               4                    (1)                         1
Utilization of net operating
  loss carryforward                                -                      -                        132
                                              --------             ---------                  --------
                                              $    (18)            $     (17)                 $    106
                                              ========             =========                  ========

Following is a reconciliation of the amount of income tax (benefit) expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense for the periods ended (in thousands):

                                                                   Three Months
                                            Year Ended                Ended                 Year Ended
                                            December 31,           December 31,            September 30,
                                               1996                   1995                    1995
                                            ------------           -------------           -------------
Tax expense (benefit) at federal
  statutory rates                            $      457             $     97                $     271
Increase (decrease) resulting from:
  State tax - net                                    57                   15                        3
  Nondeductible items                                 4                    -                        1
  Depreciation and amortization                      33                   (9)                     (13)
  Change in tax accounting method for
    pawn service charges                             33                    8                       32
 Reserve method for bad debts                         7                    3                        3
  Restructuring costs                                 -                    -                      (43)
  Inventory warehousing costs                       (15)                   -                        9
  Effect of pooling                                 (39)                   -                        -
  Minority interest                                  (8)                   -                        -
  Stock based compensation                            5                    -                        -
  Other                                             (53)                  14                       43
(Benefit) of net operating
  loss carryforward                                   -                    -                     (144)
                                              ----------             --------               ---------
                                              $      481             $    128               $     162
                                              ==========             ========               =========

                                                         F-20

                        U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 11 - INCOME TAXES (Continued)

Effective October 1, 1992, the Company changed its income tax method of accounting for pawn service charges from the cash basis to the accrual method of accounting. The cumulative effect of this change of approximately $564,000 is included in taxable income over six years on a straight-line basis beginning September 30, 1993.

NOTE 12 - REDEEMABLE PREFERRED STOCK

The Company has authorized 1,000,000 shares of $10 par value, redeemable preferred stock. The preferred stock is redeemable only at the Company's option at par value. The preferred stock is nonvoting, cumulative, pays a monthly dividend at an annual rate of 9.5% and has the same rights in the event of liquidation as the common stockholders.

NOTE 13 - COMMON STOCK, OPTIONS AND WARRANTS

Warrants
--------
In connection with a July 1993 private placement offering, the Company issued to an underwriter warrants to purchase up to 127,026 shares of common stock until July 31, 1998 at an exercise price of $3.00 per share. No warrants have been exercised at December 31, 1996.

In connection with $300,000 of notes payable issued during 1996, the Company issued warrants to purchase up to 9,000 shares of the Companys common stock at an exercise price of $4.00 per share through 1997. No warrants have been exercised at December 31, 1996.

1988 Employee Incentive Stock Option Plan
-----------------------------------------
In 1988 the Company's Board of Directors adopted the 1988 Employee Incentive Stock Option Plan (1988 Plan) under which 125,000 shares of the Company's common stock were reserved for issuance at prices not less than the fair market value on the date of grant which were registered on September 11, 1990. For options granted to an employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock on the date of grant. The options may be exercised 33 1/3% for each year of continuous service beginning one year from the date of grant, unless otherwise specified by the Company's board of directors. The options expire within six years of the date of grant and must be exercised within four years from the date of grant or within 90 days of termination.

During 1994, the Company's board of directors approved a proposal to increase the number of shares reserved under the 1988 Plan by 1,074,833 which was later rejected during 1995. On March 25, 1995, the Company's Board of Directors increased the number of shares reserved under the 1988 plan to 275,000. On July 25, 1995, the Company registered the 150,000 additional shares reserved under the 1988 Plan. On September 30, 1995, pursuant to its express authority under the 1988 Plan, the Company's board of directors extended the expiration period to ten years and the exercise period to eight years for certain options previously granted under the 1988 Plan.

                        U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 13 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

A summary of stock option activity under the 1988 Plan is as follows:

                                                                      Outstanding Options
                                                                ------------------------------
                                            Reserved                                 Price Per
                                             Shares               Shares               Share
                                             ------               ------               -----

Balance, September 30, 1994                1,175,000               461,250           $1.12-5.12

Reserved                                     150,000                  --                 --
Adjustment to reserve                     (1,074,833)                 --                 --
Adjustment to grant                             --              (1,050,000)                1.81
Adjustment to expiration                        --                 649,875               --
Granted                                         --                 138,665                 2.06
Expired                                         --                    (125)              --
                                           ---------             ---------           ----------
Balance at September 30, 1995
and December 31, 1995                        250,167               199,665            1.12-5.12
Exercised                                     (5,667)               (5,667)           1.87-2.06
Expired                                         --                 (13,333)              --
                                           ---------             ---------           ----------
Balance at December 31, 1996                 244,500               180,665           $1.12-5.12
                                           =========             =========           ==========

During 1994 the Company's board of directors granted options, subject to stockholder approval, under the 1988 Plan for 600,000 shares of the Company's common stock to the stockholder/officer and 450,000 shares of the Company's common stock to an officer who was terminated in July 1994. The option for 450,000 shares was not submitted to the stockholders for approval as the officer was terminated in July 1994, therefore, the option expired. The option for 600,000 shares was approved by the stockholders on March 25, 1995. However, the Company's board of directors later determined that the 1988 Plan was not the appropriate vehicle for the grant, and instead implemented the stockholders intent through a separate option agreement (the "Executive Option").

At December 31, 1996, options for 180,665 shares were exercisable and 63,835 shares were available for future grants under the 1988 Plan.

1991 Directors' Stock Option Plans
----------------------------------
On October 21, 1991 the Company's Board of Directors adopted a Directors' Stock Option Plan (Directors' Plan) effective October 16, 1989 under which 75,000 shares of the Company's common stock are reserved for issuance at prices not less than the fair market value on the date of grant. All of the Company's directors are eligible to participate. The options must be exercised within five years following the date of grant or within 30 days of termination.

                       U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 13 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

A summary of stock option activity under the Directors' Plan is as follows:

                                                                 Outstanding Options
                                                              -----------------------------
                                           Reserved                              Price Per
                                            Shares             Shares              Share
                                            ------             ------              -----

Balance, September 30, 1994                 75,000             62,500            $ 2.00-4.36
Expired                                       --              (12,500)                --
                                            ------             ------            -----------
Balance, September 30, 1995
  and December 31, 1995                     75,000             50,000              2.00-4.36

Exercised                                  (12,500)           (12,500)                  2.00
                                            ------             ------            -----------
Balance, December 31, 1996                  62,500             37,500            $ 2.00-4.36
                                            ======             ======            ===========

At December 31, 1996 options for 37,500 shares were exercisable and 25,000 were available for future grants under the Directors' Plan.

1995 Directors' Stock Option Plan
---------------------------------
On July 21, 1995 the Company's Board of Directors adopted the 1995 Directors' Stock Option Plan (1995 Plan), subject to stockholder approval, under which 90,000 shares of the Company's common stock were reserved for issuance at prices not less than the fair market value on the date of the Grant. For options granted to a director owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock on the date of grant. All of the Company's directors were eligible to participate. The options were to be exercised within 10 years from the date of grant or within six months of termination. On June 22, 1996 the stockholders approved the 1995 Plan.

A summary of stock option activity under the 1995 Plan is as follows:

                                                          Outstanding Options
                                                      -----------------------------
                                   Reserved                               Price Per
                                    Shares            Shares                Share
                                    ------            ------                -----
Balance, December 31, 1995          90,000             90,000              $   1.70

Granted                            (90,000)                -                      -
Expired                             12,000            (12,000)                    -
                                    ------             ------              --------
Balance, December 31, 1996          12,000             78,000              $   1.70
                                    ======             ======              ========

As of December 31, 1996, 78,000 options have been granted under the 1995 Plan and 12,000 were available for future grants.

                       U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 13 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

1990 Management Incentive Stock Option Plan
-------------------------------------------
In 1990 the Company's Board of Directors adopted the 1990 Management Incentive Stock Option Plan (1990 Plan) under which 150,000 shares of the Company's common stock were reserved for issuance at prices not less than the fair market value of the common stock on the date of the grant. For options granted to a management employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock on the date of the grant originally under the Plan. The options had to be exercised 33 1/3% for each year of continuous service beginning one year from the date of the grant, unless otherwise specified by the Company's board of directors. The options must be exercised within three years from the date of grant or within 30 days of termination. On July 25, 1995 the Company registered 150,000 shares previously granted under the 1990 Plan.

A summary of stock option activity under 1990 Plan is as follows:

                                                                  Outstanding Options
                                                              -----------------------------
                                         Reserved                                 Price Per
                                          Shares              Shares               Share
                                          ------              ------               -----

Balance, September 30, 1993              125,000              212,500             $.50-2.12

Reserve                                  112,500                 --                    --
Expired                                     --                (62,500)                 --
                                         -------              -------             ---------

Balance, September 30, 1994              237,500              150,000               .50-.62

Reserved                                  25,000                 --                    --
Adjustment to reserve                   (112,500)                --                    --
Exercised                                (16,000)             (16,000)                  .50
                                          ------               ------              --------
Balance, September 30, 1995              134,000              134,000               .50-.62
Exercised                                (62,000)             (62,000)              .50-.62
                                          ------               ------              -------
Balance, December 31, 1995                72,000               72,000                   .62
Exercised                                (47,000)             (47,000)                  .62
                                          ------               ------              --------
Balance, December 31, 1996                25,000               25,000              $    .62
                                          ======               ======              ========


                       U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 13 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

During 1995 the Company's Board of Directors, pursuant to its express authority under the 1990 Plan, extended option periods to August 1, 1996 for an option to purchase 50,000 shares of the Company's common stock at $.625 per share and an option to purchase 50,000 shares of the Company's common stock at $.50 per share granted to a former employee/stockholder/officer who was terminated in July 1994. On September 30, 1995 the Company's board of directors, pursuant to its express authority under the 1990 Plan, extended the expiration period to ten years and the exercise period to eight years for an option to purchase 50,000 shares of the Company's common stock at $.625 per share previously granted to the stockholder/officer.

At December 31, 1996 options for 25,000 shares were exercisable and no shares were available for future grants under the 1990 Plan.

1994 Executive Option Plan
--------------------------
On March 25, 1994, the stockholders approved a proposal authorizing the Company's board of directors to grant the stockholder/officer options to purchase up to 200,000 shares of the Company's common stock for $1.81 per share exercisable until March 25, 2004, each year for three years commencing from March 25, 1994. The number of shares granted in each year's option may be further limited based upon the Company's operating results for the years ending September 30, 1994, 1995 and 1996. No grant was made for the year ended September 30, 1994 due to the Company's failure to meet the required minimum profitability goal.

On September 30, 1995 the Company's board of directors granted an option to a stockholder/officer for 125,000 shares of the Company's common stock at an exercise price of $1.81 expiring within ten years of the date of grant or within 90 days of termination. The option was granted based on the Company achieving certain profitability goals for the year ended September 30, 1995. During fiscal year 1996, 94,000 options were exercised and 200,000 options were granted to the stockholder/officer. At December 31, 1996, options for 231,000 were exercisable.

A summary of the stock option activity under the 1994 Executive Option Plan is as follows:

                                                             Outstanding Options
                                                          --------------------------
                                        Reserved                           Price Per
                                         Shares           Shares             Share
                                         ------           ------             -----
Balance, September 30, 1994              200,000             --            $   1.81
Reserved                                 125,000             --               --
Granted                                     --            125,000              1.81
                                         -------          -------          --------
Balance, September 30, 1995
  and December 31, 1995                  325,000          125,000              1.81
Exercised                                (94,000)         (94,000)             1.81
Granted                                     --            200,000              1.81
                                         -------          -------          --------
Balance, December 31, 1996               231,000          231,000          $   1.81
                                         =======          =======          ========



                       U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 13 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

Consultants' Stock Option Plan
------------------------------
During 1996, the Company's Board of Directors adopted the 1996 Consultant's Stock Option Plan under which 500,000 shares of the Companys common stock were reserved for issuance at prices not less than 75% of the fair market value of the common stock on the date of grant. Options may only be granted to consultants (who may also be employees of the Company). The options are to be granted by December 31, 2001 and are exercisable within one year of the date of grant or within 30 days of termination.

A summary of stock option activity under the Consultant's plan is as follows:

                                                              Outstanding Options
                                                          ---------------------------------
                                    Reserved                                      Price Per
                                     Shares               Shares                   Share
                                     ------               ------                   -----

Initial reserved shares              500,000                    -               $         -

Granted                             (300,000)             300,000                   1.5-3.5
Exercised                                  -             (205,000)                  1.5-3.5
                                     -------              -------               -----------
Balance, December 31, 1996           200,000               95,000               $   1.5-3.5
                                     =======              =======               ===========

At December 31, 1996 options for 95,000 were exercisable and 200,000 options were available for future grants under the 1996 plan. On January 17, 1997 the board of directors extended the expiration date to May 7, 1997 for 65,000 option shares previously granted to a consultant.

Stock Based Compensation
------------------------
The Company has several option plans which reserve shares of common stock for issuance to employees, key employees and directors. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 Accounting For Stock-Based Compensation (SFAS 123). Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for these plans been determined based on the fair value at the date of grant for awards in the following period consistent with the provisions of SFAS 123, the Companys net income and earnings per share would have been reduced to the proforma amounts indicated below (in thousands except per share data):

                      U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 13 - COMMON STOCK, OPTIONS AND WARRANTS (Continued)

                                                               Three Months
                                            Year Ended            Ended          Year ended
                                            December 31,       December 31,     September 30,
                                               1996               1995             1995
                                            ------------       ------------     ------------

Net income - as reported                    $      822         $     186         $      602
Net income - proforma                       $      822         $     141         $      492

Earnings per share - as reported            $      .22         $     .05         $      .17
Earnings per share - pro forma              $      .22         $     .04         $      .14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

         Expected dividend yield                       0%
         Expected stock price volatility               60%
         Risk free interest rate                       6.00%
         Expected life of options                      5-7 years
         Expected vesting period                       1.5 years

The weighted average fair value of options granted during the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 was $1.96, $1.87 and $1.78, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to transactions with related parties discussed throughout the notes to financial statements, the following related party transactions have occurred:

Two stockholders/directors of the Company are attorneys who have provided certain legal services to the Company. Legal fees incurred totaled approximately $26,000, $5,000, and $27,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

A stockholder of the Company provided construction services to the Company in the form of repairs, maintenance and leasehold improvements totaling $18,000 for the year ended September 30, 1995.

In March of 1995 the Company purchased a building and land from a majority stockholder/officer of the Company for $450,000 of which $143,000 was paid in cash and the remaining $306,625 was applied to reduce the stockholder/officer's note receivable (see Note 4).

                     U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 15 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS FOR
          NONCASH INVESTING AND FINANCING ACTIVITIES (In Thousands)

                                                              Three Months
                                            Year Ended           Ended         Year Ended
                                            December 31,      December 31,     September 30,
                                               1996               1995             1995
                                            ----------         ----------      -------------
Cash paid during the
       period for interest                  $      240         $      50         $     224
                                            ==========         =========         =========
Cash paid during the
       period for income taxes              $      493         $     209         $       -
                                            ==========         =========         ========
Transfer of forfeited pawn loan
       Collateral to inventory              $    3,409         $     855         $   3,019
                                            ==========         =========         =========
Stockholder notes payable
       contributed as additional
       capital                              $      226         $       -         $       -
                                            ==========         =========         =========
Acquisition of real property
       for reduction in stock-
       holder/officer note
       receivable                           $        -         $       -         $     306
                                            ==========         =========         ==========


                     U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 16 - SUMMARIZED PROFORMA INFORMATION (UNAUDITED)

The following is an unaudited proforma presentation to reflect the activity for all acquirees as if the acquisitions had occurred at the beginning of the periods presented (in thousands except for per share data):

                                           For the Year         For the Three        For the Year
                                              Ended              Months Ended           Ended
                                            December 31,         December 31,        September 30,
                                               1996                 1995                 1995
                                            -----------          -----------         ------------
                                            (Unaudited)          (Unaudited)          (Unaudited)
    REVENUES:

         U.S. Pawn, Restated                $    10,893         $      2,652         $       9,728
         Advantage                                   39                  107                   276
         City National                              578                  414                 1,089
         Bobby's                                    454                  138                   540
                                            -----------         ------------         -------------
                                            $    11,964         $      3,311         $      11,633
                                            ===========         ============         =============
    NET INCOME:
         U.S. Pawn, Restated                $       822         $        186         $         602
         Advantage                                   14                   21                    42
         Less Advantage proforma
              adjustments                            (4)                  (6)                  (23)
         City National                               93                   60                   157
         Less City National proforma
              adjustments                           (64)                 (36)                  (96)
         Bobbys                                      53                   23                    48
         Less Bobbys proforma
              adjustments                            (9)                  (2)                   (9)
                                             ----------         ------------         -------------
    Proforma net income (unaudited)          $      905         $        246         $         721
                                             ==========         ============         =============
    Proforma earnings per share
         (unaudited)                         $      .24         $        .07         $         .20
                                             ==========         ============         =============

During  1995,  the Company  changed  its year end from  September  to  December.
Advantage,  City  National  and  Bobbys  year  ends  are  December.   Unaudited
Summarized Information for acquirees for the year ended December 31, 1995 have been combined with the year end summarized information of the Company for September 30, 1995. The period October, November and December 1995 for the acquirees have been included in the 12 months ended September 30, 1995 and the three months ended December 31, 1995.

                     U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 16 - SUMMARIZED PROFORMA INFORMATION (UNAUDITED) (Continued)

Proforma adjustments were made to amortize goodwill over 10 years, amortize non-compete agreements over 5 years, reduce depreciation expense for leasehold improvements not acquired, adjust rent expense as set forth in new lease agreement, reflect interest expense on notes payable, and reflect additional provision for income taxes.

NOTE 17 - SUBSEQUENT EVENTS

Exercise of Options Under Consulting and Stock Option Plan
----------------------------------------------------------
Through February 2, 1997 options for 95,000 shares of common stock were exercised by a consultant for a total of $227,000 and an average price per share of $2.39.

Through March 20, 1997, employees exercised options for 57,625 shares of common stock for a total of $111,000 and an average price per share of $1.93.

Acquisition of Pawn Warehouse Outlet, Inc.
------------------------------------------
In February 1997 the Company agreed to acquire all of the outstanding common stock of Pawn Warehouse Outlet, Inc. (Nebraska) for shares of the Companys common stock totaling $275,000 in value. The acquisition has been accounted for as a pooling of interests and accordingly, all consolidated financial statements of the Company will be restated to include the accounts and operations for Nebraska for all periods prior to the merger. Nebraska began doing business during 1996.

The unaudited balance sheet as of December 31, 1996 which would reflect the merger as if it occurred prior to December 31, 1996 is as follows (in thousands):

                                                                          Proforma          Proforma
                                   U.S. Pawn          Nebraska          Adjustments          Balance
                                   ---------          --------          -----------          -------
                                                     (Unaudited)        (Unaudited)        (Unaudited)
Current assets                      $7,286             $  298             $ --                $7,584
Property and equipment, net          1,397                  9               --                 1,406
Other assets                           901               --                 --                   901
                                    ------             ------             ------              ------
       Total Assets                 $9,584             $  307             $ --                $9,891
                                    ======             ======             ======              ======

Current liabilities                 $2,473             $  146             $ --                $2,619
Long-term debt                         322               --                 --                   322
Deferred income taxes                  113               --                   10                 123
Minority interest                       42               --                 --                    42
Stockholders' equity                 6,634                161                (10)              6,785
                                    ------             ------             ------              ------
       Total Liabilities
        and Stockholders'
        equity                      $9,584             $  307             $ --                $9,891
                                    ======             ======             ======              ======


                    U.S. PAWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                      ====================================

NOTE 17 - SUBSEQUENT EVENTS (Continued)

Separate net revenues, net income and related per share amounts of the merged entities are presented in the following table. In addition, the table includes unaudited proforma net income and net income per share amounts which reflect the elimination of non recurring merger costs and expenses in 1996 and proforma adjustments to present income taxes on the basis on which they will be reported in future periods (in thousands, except share data):

                                                       December 31,
                                                          1996
                                                      -------------
                                                       (Unaudited)

Net Revenues:
       U.S. Pawn                                      $      10,893
       Nebraska                                                 404
       Merger adjustments                                         -
                                                      -------------

         Total                                        $      11,297
                                                      =============

Net Income:
         U.S. Pawn                                    $         822
         Nebraska                                                 2
         Merger adjustments                                    (33)
                                                      -------------

         Total                                        $         791
                                                      =============

Net income per share:
       As reported                                    $         .22
                                                      =============

       Proforma                                       $         .20
                                                      =============

ITEM 9. - DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

     During the Company's two most recent fiscal years and the three months ended December 31, 1995, the Company's principal independent accountant did not resign nor was the Company's independent accountant dismissed.


                                    PART III


ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

     Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1997.

ITEM 11. - EXECUTIVE COMPENSATION
---------------------------------

     Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1997.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

     Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1997.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

     Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1997.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)       1.     Financial Statements:
                 ---------------------

     The following financial statements are included in Part II, Item 8 for the year ended December 31, 1996, the three months ended December 31, 1995, the year ended September 30, 1995, except the Balance Sheets, which are as of December 31, 1996 and 1995: Statements of Operations, Statements of Changes in Stockholder's Equity, Statements of Cash Flows and Notes to Financial Statements.

          2.     Financial Statements Schedules:  None.
          --------------------------------------

          3.     Exhibits:
          ----------------

          Exhibit #10.1  Stock Purchase Agreement - Advantage Pawn.

          Exhibit #27.1  Financial Data Schedule.

(b) Reports on Form 8-K: During the twelve months covered by this report, the Company filed two reports on form 8-K, one on April 8, 1996 to report the acquisition of Advantage Pawn, Inc. and one on October 17, 1996 to report the acquisition of City National, both of which are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 27, 1997 on its behalf by the undersigned, thereto duly authorized.

                                                U.S. PAWN, INC.


                                                 By  /S/  MELVIN WEDGLE
                                                    ----------------------------
                                                    Melvin Wedgle
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March , 1997.

Signature                                            Capacity
---------                                            --------


/S/  MELVIN WEDGLE
-----------------------------                Chief Executive Officer and
Melvin Wedgle                                Director

/S/  CHARLES C. VAN GUNDY                    Chief Financial Officer,
-----------------------------                (Principal Accounting Officer),
Charles C. Van Gundy                         Secretary and Director

/S/  GARY A. AGRON
-----------------------------                Director
Gary A. Agron

/S/  DANIEL B. RUDDEN
-----------------------------                Director
Daniel B. Rudden

/S/  STANLEY M. EDELSTEIN
-----------------------------                Director
Stanley M. Edelstein

/S/  LARRY M. SNYDER
-----------------------------                Director
Larry M. Snyder