Form 10QSB
period 1997-03-31
U S PAWN INC
filed 1997-05-15
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                          84-0819941
 ------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                              7215 Lowell Boulevard
                              Westminster, CO 80030
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 657-3550
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, No Par Value, 4,006,996 shares as of May 14, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (amounts in thousands)

                                     ASSETS
                                     ------

                                                           March       December
                                                          31, 1997     31, 1996
                                                          --------    ----------
                                                                      (Restated)

CURRENT ASSETS:
         Cash                                              $ 1,233       $   702
         Service charges receivable                            672           632
         Pawn loans                                          3,712         3,702
         Accounts receivable, net                             --              12
         Notes receivable-related parties                       65            74
         Inventory                                           2,329         2,291
         Prepaid expenses and other                            172           219
                                                           -------       -------

                  Total current assets                       8,183         7,632

PROPERTY AND EQUIPMENT, at cost, net                         1,672         1,406

INTANGIBLE ASSETS, net                                         832           852

OTHER ASSETS                                                    57            49
                                                           -------       -------

                                                           $10,744       $ 9,939
                                                           =======       =======









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                             (amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         March        December
                                                        31, 1997      31, 1996
                                                        --------      --------
                                                                      (Restated)
CURRENT LIABILITIES:
         Accounts payable                               $   104        $   50
         Customer layaway deposits                           67            51
         Accrued expenses                                   225           218
         Due to stockholder of acquiree                     673           673
         Income taxes payable                               185            40
         Notes payable-related parties                      861           639
         Notes payable                                      647           780
         Current portion of
           long-term debt-related parties                   100           100
         Current portion of long-term debt                   89            95
                                                        -------         -----

                  Total current liabilities               2,951         2,646

LONG-TERM DEBT, less current portion:
         Long-term debt-related parties                     323           308
         Long-term debt                                      64           122

DEFERRED INCOME TAXES                                        95           113
                                                        -------        ------

                  Total Liabilities                       3,433         3,189

COMMITMENTS AND CONTINGENCIES:

MINORITY INTEREST                                            46            42

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,500 shares issued and outstanding                     378           378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,978,864 and 3,815,239
   shares issued and outstanding                          4,349         3,990
  Additional paid-in capital                              1,114         1,149
  Retained earnings                                       1,424         1,191
                                                         ------        ------

                  Total Stockholders' Equity              7,265         6,708
                                                        -------        ------

                                                        $10,744        $9,939
                                                        =======        ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31,
                                                       1997             1996
                                                      ------           -----
                                                                   (Restated)
REVENUES:
         Sales                                        $1,784           $1,480
         Pawn service charges                          1,512            1,141
         Other income                                     22               23
                                                      ------            -----

                  Total Revenues                       3,318            2,644

COST OF SALES AND EXPENSES:
         Cost of sales                                 1,360            1,116
         Operations                                    1,053              830
         Administration                                  364              245
         Interest                                         83               52
         Depreciation and amortization                    83               59
                                                      ------           ------

                  Total Cost of Sales and Expenses     2,943            2,302
                                                      ------           ------

INCOME FROM OPERATIONS BEFORE
         INCOME TAXES                                    375              342

PROVISION FOR INCOME TAXES                               128              122
                                                      ------           ------

NET INCOME BEFORE MINORITY INTEREST                      247              220

MINORITY INTEREST                                         (4)              (3)
                                                      ------           ------

NET INCOME                                               243              217

DIVIDENDS ON PREFERRED STOCK                              (9)              (9)
                                                      ------           ------

EARNINGS AVAILABLE FOR
COMMON STOCKHOLDERS                                   $  234           $  208
                                                      ======           ======

EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                          $ 0.06           $ 0.06
                                                      ------           ------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                          4,191            3,539
                                                      ======           ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                                  U.S. PAWN, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                              (Amounts in thousands)

                                                                       Three Months Ended March 31,
                                                                          1997            1996
                                                                       ---------       ----------
                                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                    $   243          $   208
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                      83               59
         Deferred income taxes                                             (18)             (20)
         Minority interest in subsidiary earnings                            4                3
         Changes in:
           Service charges receivable                                      (40)             (12)
           Inventory, excluding forfeited loan collateral                  892              722
           Accounts receivable                                              12               11
           Prepaid expenses and other                                       47              (35)
           Accounts payable                                                 54               79
           Accrued expenses                                                  6              (13)
           Income taxes payable                                            146               72
           Customer layaway deposits                                        16               (3)
                                                                       -------           ------

           Net Cash Provided by Operating Activities                     1,445            1,071

CASH FLOWS (TO) INVESTING ACTIVITIES:
         Pawn loans made                                                (3,158)          (2,633)
         Pawn loans repaid                                               2,218            1,804
         Purchase of property and equipment                               (330)             (72)
         Payments on notes receivables-related parties                       9                3
         Decrease(increase) in other assets                                 (7)             (53)
         Acquisition of subsidiary company                                   -              (83)
                                                                       -------          -------

          Net cash (Used) by Investing Activities                       (1,268)          (1,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends paid                                                     (9)              (9)
         Issuance of notes payable and long-term debt                        4              170
         Payments on notes payable and long-term debt                      (24)            (210)
         Issuance of notes payable-related parties                          77                7
         Payments on notes payable-related parties                         (18)              (3)
         Additional paid in capital                                          -               46
         Issuance of common stock, net of offering costs                   324              113
                                                                       -------          -------

          Net Cash Provided by Financing Activities                        354              114
                                                                       -------          -------

NET INCREASE IN CASH                                                       531              151
CASH, beginning of period                                                  702              303
                                                                       -------          -------

Cash, end of period                                                    $ 1,233          $   454
                                                                       =======          =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                             $    82          $    46
                                                                       =======          =======

                  Income taxes                                         $    -           $    88
                                                                       =======          =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                                   $   930          $   849
                                                                       =======          =======




                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                         5

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (the "financial statements") include the accounts of U.S. Pawn, Inc. and its subsidiaries (the "Company"). All material inter-company transactions have been eliminated upon consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

The three months ended March 31, 1996 have been restated to account for two pooling of interests acquisitions during 1996 and 1997, which are more fully described in Note 2 below.

NOTE 2 - ACQUISITIONS

On March 16, 1996, the Company acquired 80% of the outstanding common stock of Advantage Pawn, a Wyoming corporation ("Advantage"), for $105,000 in cash and 45,000 shares of the Company's common stock, valued at $2.333 per share. Goodwill of approximately $109,000 was recorded as a result of the transaction.

                                 U.S. PAWN, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


NOTE 2 - ACQUISITIONS (continued)

On August 2, 1996, the Company acquired substantially all of the assets and business of City National Pawn, Inc. and Bohlinger, Inc., two privately held pawn shop companies with common ownership d/b/a City National Pawn, with one location in Fort Collins, Colorado and two in Cheyenne, Wyoming ("City National"). The assets acquired from City National consisted of furniture, store equipment, merchandise inventory, pawn loans, pawn service charges receivable, and customer lists valued at approximately $515,000. The total purchase price for City National was $775,000, paid in cash. The transaction was accounted for using the purchase method of accounting.

On December 9, 1996, the Company agreed to acquire 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill's") in Henderson, Nevada in exchange for approximately 250,000 shares of the Company's common stock valued at $1,000,000. The transaction will be accounted for using the pooling of interests method of accounting. Bill's began operations in late December 1994, and accordingly, the three months ended March 31, 1996 have been restated to give effect to the pooling with Bill's.

On December 9, 1996, the Company acquired a 100% interest in Bobby's Pawnshop, Inc. located in Las Vegas, Nevada in exchange for $700,000 in cash. The assets acquired consist primarily of inventory and pawn loan receivables valued at approximately $480,000. The transaction was accounted for using the purchase method of accounting.

On February 26, 1997, the Company agreed to acquire 100% of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for approximately 68,750 shares of the Company's common stock valued at $275,000. The transaction will be accounted for using the pooling of interests method of accounting. PWOI began operations in February 1996, and accordingly, the three months ended March 31, 1996 have been restated to give effect to the pooling with PWOI.

NOTE 3 - INCOME TAXES

The provision for income taxes has been recorded based upon the Company's estimate of the expected annualized effective tax rate for each interim period presented. Deferred income taxes have been recorded in accordance with generally accepted accounting principles under SFAS 109.

                                 U.S. PAWN, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

U.S. Pawn, Inc. (the "Company") is one of four publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 96% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. The Company currently owns and operates nineteen (19) pawnshops, of which twelve (12) are located Colorado, four (4) in Wyoming, two (2) in Nevada, and one (1) in Nebraska.

Except for the historical information contained herein, certain matters set forth in this report are froward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Expansion of Operations
As an integral part of its business strategy, the Company intends to continue concentrating multiple pawnshops in single markets in order to improve market penetration, enhance name recognition and reinforce market programs. Consistent with this philosophy, the Company added 1, 6, 2, 2 and 3 stores to its operations during Fiscal 1997, 1996, 1994, 1993 and 1992, respectively.

On March 16, 1996, the Company acquired 80% of the outstanding common stock of Advantage Pawn, a Wyoming corporation ("Advantage"), for $105,000 in cash and 45,000 shares of the Company's common stock, valued at $2.333 per share. Goodwill of approximately $109,000 was recorded as a result of the transaction.

On August 2, 1996, the Company acquired substantially all of the assets and business of City National Pawn, Inc. and Bohlinger, Inc., two privately held pawn shop companies with common ownership d/b/a City National Pawn, with one location in Fort Collins, Colorado and two in Cheyenne, Wyoming ("City National"). The assets acquired from City National consisted of furniture, store equipment, merchandise inventory, pawn loans, pawn service charges receivable, and customer lists valued at approximately $515,000. The total purchase price for City National was $775,000, paid in cash. The transaction was accounted for using the purchase method of accounting.

On December 9, 1996, the Company agreed to acquire 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill's") in Henderson, Nevada in exchange for approximately 250,000 shares of the Company's common stock valued at $1,000,000. The transaction will be accounted for using the pooling of interests method of accounting. Bill's began operations in late December 1994, and accordingly, the three months ended March 31, 1996 have been restated to give effect to the pooling with Bill's.

On December 9, 1996, the Company acquired a 100% interest in Bobby's Pawnshop, Inc. located in Las Vegas, Nevada in exchange for $700,000 in cash. The assets acquired consist primarily of inventory and pawn loan receivables valued at approximately $480,000. The transaction was accounted for using the purchase method of accounting.

On February 26, 1997, the Company agreed to acquire 100% of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for approximately 68,750 shares of the Company's common stock valued at $275,000. The transaction will be accounted for using the pooling of interests method of accounting. PWOI began operations in February 1996, and accordingly, the three months ended March 31, 1996 have been restated to give effect to the pooling with PWOI.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 ("1997 Quarter") Compared to Three Months Ended March 31, 1996, Restated ("1996 Quarter")

Revenues
Total revenues for the 1997 Quarter increased by 25.5 % to $3,318,000 from $2,644,000 for the 1996 Quarter. During the 1997 Quarter, same store operations (13 stores) generated revenues of $2,568,000 and stores acquired after the 1996 Quarter (6 stores) contributed revenues of $750,000. The increase in revenues reflects an improvement of 20.5% in merchandise sales to $1,784,000 from $1,480,000, an improvement of 32.5% in pawn service charges to $1,512,000 from $1,141,000, and a 4.3% decrease in other income to $22,000 from $23,000. As a percentage of total revenues, merchandise sales decreased to 54% from 56% and pawn service charges increased to 45% from 43% during the 1997 Quarter as compared to the 1996 Quarter. The shift in the revenue mix is due primarily to slower inventory turns in the stores acquired after the 1996 Quarter as compared to same store operations. The Company expects that merchandise sales will increase as a percentage of revenues as Company merchandising programs are fully implemented in the acquired stores.

Merchandise Sales
During the 1997 Quarter, same store operations generated merchandise sales of $1,378,000 and stores acquired after the 1996 Quarter posted merchandise sales of $406,000. For the 1997 Quarter, the Company's annualized inventory turnover rate was 2.4 times with a gross profit margin on sales of 23.8% as compared to
2.4 times and 24.6% for the 1996 Quarter. The decrease in the gross profit on sales percentage is due primarily to the Company's initial efforts to increase inventory turns in stores acquired after the 1996 Quarter through the discounting of slower moving merchandise.

The Company expects its annualized inventory turnover rate to approximate 3.0 times and to produce gross margins on sales of more than 20% for the twelve months ending December 31, 1997 (Fiscal 1997).

Pawn Service Charges
During the 1997 Quarter, same store operations generated pawn service charges of $1,171,000 and stores acquired after the 1996 Quarter contributed pawn service charges of $341,000. The Company's pawn loan balance outstanding increased slightly to $3,712,000 from $3,702,000 at December 31, 1996; and has increased by 27.5% from $2,910,000 at March 31, 1996. The increase in the pawn loan balance outstanding is due primarily to stores acquired after the 1996 Quarter. New pawn loans written during the 1997 Quarter increased by 20% to $3,158,000 from $2,633,000 as compared to the 1996 Quarter due primarily to stores acquired after the 1996 Quarter. The Company expects the demand for pawn loans to remain strong for the remainder of Fiscal 1997.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 30% for the 1997 Quarter from 32% as compared to the 1996 Quarter. The Company's forfeiture rate is slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 35% for Fiscal 1997.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1997 Quarter increased 27.8% to $2,942,000 as compared to $2,302,000 for the 1996 Quarter. As a percentage of total revenues, total cost of sales and expenses for the 1997 Quarter increased to 88.7% from 87.1% as compared to the 1996 Quarter. The increase in total cost of sales and expenses as a percentage of total revenues is comprised primarily of a 1.2% decrease in cost of sales, a 0.3% increase in operating expenses, a 1.7% increase in administration, and a 0.8% increase in interest and depreciation. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in the future.

Operating Expenses
Operating expenses increased during the 1997 Quarter by $223,000 or 27% to $1,053,000 from $830,000 as compared to the 1996 Quarter. The increase in operating expenses is due primarily to stores acquired after the 1996 Quarter. However, as a percentage of total revenues, operating expenses increased slightly to 31.7% for the 1996 Quarter as compared to 31.4% for the 1996 Quarter.

Administration
Administrative overhead increased during the 1997 Quarter by $119,000 or 48.4% to $364,000 from $245,000 as compared to the 1996 Quarter. As a percentage of total revenues, administrative overhead increased to 10.9% from 9.3%. The increase in administrative overhead is due primarily to staff additions in the executive, internal audit, systems, accounting and training departments, as well as increased travel expenses incurred in overseeing stores acquired after the 1996 Quarter. The Company believes that these increases are prudent and necessary in light of recent expansion and future possibilities of additional acquisitions and/or start-up locations. As its operating programs are implemented in the stores recently acquired, the Company believes that administrative expenses as a percentage of total revenues will decrease.

Other
Interest expense increased for the 1997 Quarter due to the Company's increased use of its bank line of credit and private debt financing. Depreciation expense increased due to stores acquired after the 1996 Quarter and new equipment purchased to replace fully used older equipment.

Operating Results
Income from operations before income taxes for the 1997 Quarter increased by 9.6% to $375,000 from $342,000 as compared to the 1996 Quarter. After accounting for the effects of income taxes, preferred dividends and minority interest, net income for the 1997 Quarter increased 12.5% to $234,000 from $208,000 as compared to the 1996 Quarter. The Company believes that its recent acquisitions have yet to fulfill their full profit potential. As its marketing programs are implemented in the coming months in these pawn shops, the Company believes that economies of scale will be achieved in supervision, purchasing, and administration.

Earnings Per Share
Earnings per share for the 1997 Quarter equaled $0.06 as compared to $0.06 for the 1996 Quarter. The weighted average number of shares and common share equivalents outstanding increased by 18.4% in the 1997 Quarter to 4,191,000 from 3,539,000. The increase in the number of weighted average shares and common share equivalents outstanding is primarily due to the issuance of common shares in connection with the acquisitions, additional common share equivalents due to the increase in the average market price for the Company's stock during the 1997 Quarter as compared to the 1996 Quarter, and exercises of stock purchase options during the 1997 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 5% to $5,232,000 at March 31, 1996 from $4,986,000 at December 31, 1996. Total assets increased during the 1997 Quarter by $805,000 mainly due to increases in cash, and inventories. Total shareholders' equity increased during the 1996 Quarter by $557,000 as a result of profits, net of income taxes and preferred dividends, of $234,000 and common stock transactions of $323,000.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1997 Quarter, the Company raised sufficient capital to satisfy all capital requirements.

During the 1997 Quarter, the Company maintained a bank line of credit totaling $650,000. As of March 31, 1997, the Company had borrowed $23,000 under this credit facility. The line of credit was increased to $1,000,000 on April 1, 1997. The agreement is renewable on an annual basis and is due April 1, 1998.

The private borrowing which comprises $1,620,000 of the total liabilities are due in 1997, 1998 and 1999 and there is no indication that these notes will not be renewed.

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

None.

ITEM 2.  Changes in securities

None.

ITEM 3.  Defaults upon senior securities

None.



ITEM 4.  Submission of matters to a vote of security holders

None.

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

Exhibits:  none.

Reports on Form 8-K: None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  May 15, 1997                         U.S. PAWN, INC.
                                            ------------------------------------
                                            (Registrant)



                                             /s/  MELVIN WEDGLE
                                             -----------------------------------
                                             Melvin Wedgle
                                             Chief Executive Officer


                                             /s/  CHARLES C. VAN GUNDY
                                             -----------------------------------
                                             Charles C. Van Gundy
                                             Chief Financial Officer
                                             (Principal Accounting Officer)