Form 10QSB
period 1997-06-30
U S PAWN INC
filed 1997-08-19
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

                         Commission file number: 0-18291


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

                                 (303) 657-3550
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, No Par Value, 3,763,912 shares as of August 14, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (amounts in thousands)

                                     ASSETS

                                                     June           December
                                                   30, 1997         31, 1996
                                                   --------         ---------
                                                                   (Restated)

CURRENT ASSETS:
         Cash                                      $   653          $  677
         Service charges receivable                    673             575
         Pawn loans                                  3,749           3,510
         Accounts receivable, net                       32              12
         Notes receivable-related parties               92              74
         Inventory                                   2,347           2,230
         Prepaid expenses and other                    197             191
                                                   -------          ------

                  Total current assets               7,743           7,269

PROPERTY AND EQUIPMENT, at cost, net                 1,599           1,361

INTANGIBLE ASSETS, net                                 801             852

OTHER ASSETS                                            39              29
                                                   -------          ------

                                                   $10,182          $9,511
                                                   =======          ======









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                             (amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June           December
                                                    30, 1997         31, 1996
                                                    --------         --------
                                                                    (Restated)
CURRENT LIABILITIES:
         Accounts payable                           $    57          $   49
         Customer layaway deposits                       75              51
         Accrued expenses                               174             214
         Due to stockholder of acquiree                  -              673
         Income taxes payable                            -               17
         Notes payable-related parties                  761             639
         Notes payable                                1,576             781
         Current portion of
           long-term debt-related parties               100             100
         Current portion of long-term debt               91              95
                                                    -------           -----

                  Total current liabilities           2,834           2,619

LONG-TERM DEBT, less current portion:
         Long-term debt-related parties                 150             308
         Long-term debt                                  12              91

DEFERRED INCOME TAXES                                    82             113
                                                    -------          ------

                  Total Liabilities                   3,078           3,131

COMMITMENTS AND CONTINGENCIES:

MINORITY INTEREST                                        33              42

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,500 shares issued and outstanding                 378             378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,763,912 and 3,572,155
   shares issued and outstanding                      4,383           3,989
  Additional paid-in capital                            902             922
  Retained earnings                                   1,408           1,049
                                                     ------          ------

                  Total Stockholders' Equity          7,071           6,338
                                                    -------          ------

                                                    $10,182          $9,511
                                                    =======          ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                         U.S. PAWN, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                         (Amounts in thousands, except per share data)

                                           Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
                                           -------------------        -----------------
                                             1997     1996              1997     1996
                                             ----     ----              ----     ----
                                                   (Restated)                 (Restated)
REVENUES:
         Sales                              $1,731   $1,401            $3,450   $2,843
         Pawn service charges                1,416    1,088             2,878    2,192
         Other income                           29       28                50       51
                                            ------    -----            ------   ------

           Total Revenues                    3,176    2,517             6,378    5,086

COST OF SALES AND EXPENSES:
         Cost of sales                       1,306    1,037             2,637    2,139
         Operations                            990      837             1,994    1,646
         Administration                        415      247               778      492
         Interest                               96       52               173      103
         Depreciation and
          amortization                         110       63               190      119
                                            ------   ------            ------   ------

           Total Cost of Sales
            and Expenses                     2,917    2,236             5,772    4,499
                                            ------   ------            ------   ------

INCOME FROM OPERATIONS BEFORE
         INCOME TAXES                          259      281               606      587

PROVISION FOR INCOME TAXES                     105       97               224      207
                                            ------   ------            ------   ------

NET INCOME BEFORE
   MINORITY INTEREST                           154      184               382      380

MINORITY INTEREST                               (3)      (3)               (4)      (9)
                                            ------   ------            ------   ------

NET INCOME                                     151      181               378      371

DIVIDENDS ON PREFERRED STOCK                    (9)      (9)              (18)     (18)
                                            ------   ------            ------   ------

EARNINGS AVAILABLE FOR
COMMON STOCKHOLDERS                         $  142   $  172            $  360   $  353
                                            ======   ======            ======   ======

EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                $ 0.04   $ 0.05            $ 0.09   $ 0.10
                                            ------   ------            ------   ------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                3,966  3,479               3,941    3,386
                                            ====== ======              ======   ======




                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                              4

                                           U.S. PAWN, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                       (Amounts in thousands)

                                                                       Six Months Ended June 30,
                                                                          1997            1996
                                                                       ---------        --------
                                                                                       (Restated)
CASH FLOWS FROM(TO) OPERATING ACTIVITIES:
         Net income                                                    $   378          $   371
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                     190              119
         Deferred income taxes                                             (31)             (38)
         Minority interest in subsidiary earnings                            4                9
         Changes in:
           Service charges receivable                                      (99)             (16)
           Inventory, excluding forfeited loan collateral                1,690            1,405
           Accounts receivable                                             (19)              23
           Prepaid expenses and other                                       (6)             (26)
           Accounts payable                                                  8               (6)
           Accrued expenses                                                (41)             (31)
           Income taxes payable                                            (16)              31
           Customer layaway deposits                                        24               (2)
                                                                       -------           ------

           Net Cash Provided by Operating Activities                     2,082            1,839

CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
         Pawn loans made                                                (6,105)          (4,811)
         Pawn loans repaid                                               4,059            3,319
         Purchase of property and equipment                               (378)             (80)
         Decrease(increase)in receivables-related parties                  (18)               4
         Decrease(increase) in other assets                                 (9)             (91)
         Acquisition of minority interest in subsidiary                    (14)               -
         Acquisition of subsidiary company                                (673)             (83)
                                                                       -------          -------

          Net cash (Used) by Investing Activities                       (3,138)          (1,742)

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
         Dividends paid                                                    (18)             (18)
         Issuance of notes payable and long-term debt                      923              351
         Payments on notes payable and long-term debt                     (211)            (497)
         Issuance of notes payable-related parties                         134               11
         Payments on notes payable-related parties                        (169)              (3)
         Issuance of common stock, net of offering costs                   373              159
                                                                       -------          -------

          Net Cash Provided by Financing Activities                      1,032                3
                                                                       -------          -------

NET INCREASE(DECREASE) IN CASH                                             (24)             100
CASH, beginning of period                                                  677              282
                                                                       -------          -------

Cash, end of period                                                    $   653          $   382
                                                                       -------          -------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                             $   155          $    95
                                                                       =======          =======

                  Income taxes                                         $   288          $   221
                                                                       =======          =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                                   $ 1,807          $ 1,643
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

The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

The three and six months ended June 30, 1996 have been restated to account for a pooling of interests acquisition in 1997, which is more fully described in Note 2 below.

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

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - ACQUISITIONS(continued)

On February 26, 1997, the Company agreed to acquire 100% of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for 75,666 shares of the Company's common stock valued at $275,000. The transaction will be accounted for using the pooling of interests method of accounting. PWOI began operations in February 1996, and accordingly, the three and six months ended June 30, 1996 have been restated to give effect to the pooling with PWOI.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

U.S. Pawn, Inc. (the "Company") is one of four publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 96% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. The Company currently owns and operates seventeen (17) pawnshops, of which twelve (12) are located Colorado, three (3) in Wyoming, one (1) in Nevada, and one (1) in Nebraska.

Except for the historical information contained herein, certain matters set forth in this report are froward- looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Expansion of Operations
As an integral part of its business strategy, the Company intends to continue concentrating multiple pawnshops in single markets in order to improve market penetration, enhance name recognition and reinforce market programs. Consistent with this philosophy, the Company added 1, 4, 2, 2 and 3 stores to its operations during Fiscal 1997, 1996, 1994, 1993 and 1992, respectively.

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

On February 26, 1997, the Company agreed to acquire 100% of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for 75,666 shares of the Company's common stock valued at $275,000. The transaction will be accounted for using the pooling of interests method of accounting. PWOI began operations in February 1996, and accordingly, the three and six months ended June 30, 1996 have been restated to give effect to the pooling with PWOI.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 ("1997 Periods") Compared to Three and Six Months Ended June 30, 1996, Restated ("1996 Periods")

Revenues
Total revenues for the 1997 Periods increased by 26% and 25% to $3,176,000 and $6,378,000 from $2,517,000 and $5,086,000 for the 1996 Periods, respectively.
During the 1997 Periods, same store operations (13 stores) generated revenues of $2,664,000 and $5,389,000 and stores acquired after the 1996 Periods (4 stores) contributed revenues of $512,000 and $989,000, respectively. The increase in revenues reflects an improvement of 23.5% and 21.3% in merchandise sales to $1,731,000 and $3,450,000 from $1,401,000 and $2,843,000, an improvement of
30.2% and 31.3% in pawn service charges to $1,416,000 and $2,878,000 from $1,088,000 and $2,192,000, and no material change in other income from $28,000 and $51,000. As a percentage of total revenues, merchandise sales decreased to 54% from 56% and pawn service charges increased to 45% from 43% during the 1997 Periods as compared to the 1996 Periods. The shift in the revenue mix is due primarily to slower inventory turns in the stores acquired after the 1996 Quarter as compared to same store operations. The Company expects that merchandise sales will increase as a percentage of revenues as Company merchandising programs are fully implemented in the acquired stores.

Merchandise Sales
During the 1997 Periods, same store operations generated merchandise sales of $1,441,000 and $2,950,000 and stores acquired after the 1996 Periods posted merchandise sales of $290,000 and $500,000. For the 1997 Periods, the Company's annualized inventory turnover rate was 2.2 and 2.3 times with a gross profit margin on sales of 24.5% and 23.5% as compared to 2.5 and 2.7 times and 26.0%
and 24.7% for the 1996 Periods. The decrease in the gross profit on sales percentage is due primarily to the Company's initial efforts to increase inventory turns in stores acquired after the 1996 Periods through the discounting of slower moving merchandise.

The Company expects its annualized inventory turnover rate to approximate 3.0 times and to produce gross margins on sales of more than 20% for the twelve months ending December 31, 1997 (Fiscal 1997).

Pawn Service Charges
During the 1997 Periods, same store operations generated pawn service charges of $1,206,000 and $2,405,000 and stores acquired after the 1996 Periods contributed pawn service charges of $210,000 and $473,000. The Company's pawn loan balance outstanding increased by 6.8% to $3,749,000 from $3,510,000 at December 31, 1996; and has increased by 38.7% from $2,703,000 at June 30, 1996. The increase in the pawn loan balance outstanding is due primarily to stores acquired after the 1996 Periods. New pawn loans written during the 1997 Periods increased by 26.9% to $6,105,000 from $4,811,000 as compared to the 1996 Periods due primarily to stores acquired after the 1996 Periods. The Company expects the demand for pawn loans to remain strong for the remainder of Fiscal 1997.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 31% for the 1997 Periods from 34% as compared to the 1996 Periods. The Company's forfeiture rate is slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 35% for Fiscal 1997.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1997 Periods increased 30.5% and 28.3% to $2,917,000 and $5,772,000 as compared to $2,236,000 and $4,499,000 for the
1996 Periods. As a percentage of total revenues, total cost of sales and expenses for the 1997 Periods increased to 91.8% and 90.5% from 88.8% and 88.5% as compared to the 1996 Periods. The increase in total cost of sales and expenses as a percentage of total revenues is comprised primarily of a 3.3% and 2.5% increase in administration for the 1997 Periods as compared to the 1996 Periods. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in the future.

Operating Expenses
Operating expenses increased during the 1997 Periods by $153,000 and $348,000 or 18% and 21% to $990,000 and $1,994,000 from $837,000 and $1,646,000 as compared to the 1996 Periods. The increase in operating expenses is due primarily to stores acquired after the 1996 Periods. However, as a percentage of total revenues, operating expenses decreased to 31.2% and 31.3% for the 1997 Periods as compared to 33.2% and 32.4% for the 1996 Periods.

Administration
Administrative overhead increased during the 1997 Periods by $168,000 and $287,000 or 68.0% and 58.3% to $415,000 and $778,000 from $247,000 and $492,000 as compared to the 1996 Periods. As a percentage of total revenues, administrative overhead increased to 13.1% and 12.2% from 9.8% and 9.7%. The increase in administrative overhead is due primarily to staff additions in the executive, internal audit, systems, accounting and training departments, as well as increased travel expenses incurred in overseeing stores acquired after the 1996 Periods. Management believes that these increases are prudent and necessary in light of recent expansion. As its operating programs are implemented in the stores recently acquired, management believes that administrative expenses as a percentage of total revenues will decrease.

Other
Interest expense increased for the 1997 Periods due to the Company's increased use of its bank line of credit and private debt financing. Depreciation expense increased due to stores acquired after the 1996 Periods and new equipment purchased to replace fully used older equipment.

Operating Results
Income from operations before income taxes for the 1997 Quarter decreased by 7.8% to $259,000 from $281,000 as compared to the 1996 Quarter. Income from operations before income taxes for the 1997 six month period increased by 3.2% to $606,000 from $587,000 as compared to the 1996 six month period. After accounting for the effects of income taxes, preferred dividends and minority interest, net income for the 1997 Quarter decreased 17.4% to $142,000 from $172,000 as compared to the 1996 Quarter. After accounting for the effects of income taxes, preferred dividends and minority interest, net income for the 1997 six month period increased 1.9% to $360,000 from $353,000 as compared to the 1996 six month period. Management believes that its recent acquisitions have yet to fulfill their full profit potential. As its marketing programs are implemented in the coming months in these pawn shops, management believes that economies of scale will be achieved in supervision, purchasing, and administration.

Earnings Per Share
Earnings per share for the 1997 Periods equaled $0.04 and $0.09 as compared to $0.05 and $0.10 for the 1996 Periods. The weighted average number of shares and common share equivalents outstanding increased by 14% and 16.4 % in the 1997 Periods to 3,966,000 and 3,941,000 from 3,479,000 and 3,386,000 for the 1996
Periods. The increase in the number of weighted average shares and common share equivalents outstanding is primarily due to the issuance of common shares in connection with the acquisitions, additional common share equivalents due to the increase in the average market price for the Company's stock during the 1997 Periods as compared to the 1996 Quarter, and exercises of stock purchase options during the 1997 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 5.6% to $4,909,000 at June 30, 1997 from $4,649,000 at December 31, 1996. Total assets increased during the 1997 Periods by $670,000 mainly due to increases in pawn loans, inventories and equipment. Total shareholders' equity increased during the 1997 Periods by $733,000 as a result of profits, net of income taxes and preferred dividends, of $360,000 and common stock transactions of $373,000.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1997 Periods, the Company raised sufficient capital to satisfy all capital requirements.

During the 1997 Periods, the Company maintained a bank line of credit totaling $1,000,000. As of June 30, 1997, the Company had borrowed $488,000 under this credit facility. The agreement is renewable on an annual basis and is due April 1, 1998.

The private borrowing which comprises $2,099,000 of the total liabilities are due in 1997, 1998 and 1999 and there is no indication that these notes will not be renewed.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal proceedings
-------  -----------------

None.

ITEM 2.  Changes in securities
-------  ---------------------

None.


ITEM 3.  Defaults upon senior securities
-------  -------------------------------

None.

ITEM 4.  Submission of matters to a vote of security holders
-------  ---------------------------------------------------

On June 20, 1997, the Company held its Annual Meeting of Shareholders ("Annual Meeting"). At the Annual Meeting, the shareholders of the Company, by an affirmative vote of a majority of the Company's issued and outstanding shares present at the Annual Meeting, re-elected Melvin Wedgle and Charles C. Van Gundy as directors of the Company.

ITEM 5.  Other information
-------  -----------------

None.

ITEM 6.  Exhibits and reports on Form 8-K
-------  --------------------------------

Exhibits:  none.

Reports on Form 8-K: None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date: August 19, 1997                   U.S. PAWN, INC.
                                        ----------------------------------------
                                        (Registrant)




                                         /s/  MELVIN WEDGLE
                                         ---------------------------------------
                                              Melvin Wedgle
                                              Chief Executive Officer