Form 10QSB
period 1997-09-30
U S PAWN INC
filed 1997-11-19
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

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

Common Stock, No Par Value, 3,771,912 shares as of November 14, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (Amounts in thousands)

                                     ASSETS
                                     ------

                                                     September        December
                                                     30, 1997         31, 1996
                                                     --------         --------
                                                                     (Restated)

CURRENT ASSETS:
         Cash                                        $   736          $  677
         Service charges receivable                      744             575
         Pawn loans                                    3,779           3,510
         Accounts receivable, net                         53              12
         Notes receivable-related parties, net            90              74
         Inventory                                     2,477           2,230
         Prepaid expenses and other                      275             191
                                                     -------          ------

                  Total current assets                 8,154           7,269

PROPERTY AND EQUIPMENT, at cost, net                   1,550           1,361

INTANGIBLE ASSETS, net                                   792             852

OTHER ASSETS                                              32              29
                                                     -------          ------

                                                     $10,528          $9,511
                                                     =======          ======









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                             (Amounts in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     September        December
                                                     30, 1997         31, 1996
                                                     --------         --------
                                                                     (Restated)
CURRENT LIABILITIES:
         Accounts payable                            $   144          $   49
         Customer layaway deposits                        87              51
         Accrued expenses                                276             214
         Due to stockholder of acquiree                   -              673
         Income taxes payable                             -               17
         Notes payable-related parties                   927             639
         Notes payable                                 1,123             781
         Current portion of
           long-term debt-related parties                 -              100
         Current portion of long-term debt                84              95
                                                     -------           -----

                  Total current liabilities            2,641           2,619

LONG-TERM DEBT, less current portion:
         Long-term debt-related parties                  292             308
         Long-term debt                                  534              91

DEFERRED INCOME TAXES                                    103             113
                                                     -------          ------

                  Total Liabilities                    3,570           3,131
                                                     -------          ------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTEREST                                         31              42
                                                     -------          ------
STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,500 shares issued and outstanding                  378             378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,763,912 and 3,572,155
   shares issued and outstanding                       4,400           3,989
  Additional paid-in capital                             888             922
  Retained earnings                                    1,261           1,049
                                                     -------          ------

                  Total Stockholders' Equity           6,927           6,338
                                                     -------          ------

                                                     $10,528          $9,511
                                                     =======          ======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                       Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                         -------------         -------------
                                        1997     1996         1997      1996
                                        ----     ----         ----      ----
                                               (Restated)             (Restated)
REVENUES:
         Sales                         $ 1,793    $ 1,446    $ 5,243    $ 4,289
         Pawn service charges            1,449      1,175      4,327      3,367
         Other income                       23         15         73         67
                                       -------    -------    -------    -------

           Total Revenues                3,265      2,636      9,643      7,723
                                       -------    -------    -------    -------

COST OF SALES AND EXPENSES:
         Cost of sales                   1,391      1,064      4,027      3,204
         Operations                      1,074        829      3,068      2,475
         Administration                    523        248      1,302        740
         Interest                           91         61        264        164
         Depreciation and
          amortization                     103         68        293        187
                                       -------    -------    -------    -------

           Total Cost of Sales
            and Expenses                 3,182      2,270      8,954      6,770
                                       -------    -------    -------    -------

INCOME FROM OPERATIONS                      83        366        689        953

CONTRACT SETTLEMENT                        220       --          220       --
                                       -------    -------    -------    -------

INCOME(LOSS) FROM OPERATIONS
 BEFORE INCOME TAXES                      (137)       281        469        953

PROVISION FOR INCOME TAXES                   2        129        226        336
                                       -------    -------    -------    -------

NET INCOME(LOSS) BEFORE
   MINORITY INTEREST                      (139)       237        243        617

MINORITY INTEREST                         --           (3)        (4)       (19)
                                       -------    -------    -------    -------

NET INCOME(LOSS)                          (139)       234        239        598

DIVIDENDS ON PREFERRED STOCK                (9)        (9)       (27)       (27)
                                       -------    -------    -------    -------

EARNINGS(LOSS) AVAILABLE FOR
COMMON STOCKHOLDERS                    $ (148)$       225    $   212    $   571
                                       =======    =======    =======    =======

EARNINGS(LOSS) PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS           $(0.04)    $  0.06    $  0.05    $  0.17
                                       -------    -------    -------    -------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING            3,881      3,528      3,945      3,363
                                       =======    =======    =======    =======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                             Nine Months Ended
                                                                  Sept 30,
                                                             1997         1996
                                                            -------     -------

                                                                      (Restated)
CASH FLOWS FROM(TO) OPERATING ACTIVITIES:
    Net income                                              $   239     $   598
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                               293         187
    Deferred income taxes                                       (12)        (46)
    Minority interest in subsidiary earnings                      4          19
    Changes in:
      Service charges receivable                               (169)        (17)
      Inventory, excluding forfeited loan collateral          2,652       2,131
      Accounts receivable                                       (41)        (24)
      Prepaid expenses and other                                (83)        (62)
      Accounts payable                                           95           4
      Accrued expenses                                           62          58
      Income taxes payable                                      (17)        (17)
      Customer layaway deposits                                  37           5
                                                            -------     -------

      Net Cash Provided by Operating Activities               3,060       2,836
                                                            -------     -------

CASH FLOWS FROM(TO) INVESTING ACTIVITIES:
    Pawn loans made                                          (9,236)     (7,391)
    Pawn loans repaid                                         6,053       4,939
    Purchase of property and equipment                         (408)       (172)
    Decrease(increase)in receivables-related parties            (16)       --
    Decrease(increase) in other assets                         --           243
    Acquisition of minority interest in subsidiary               (3)        (68)
    Acquisition of subsidiary company                           (15)       (858)
                                                            -------     -------

     Net cash (Used) by Investing Activities                 (3,625)     (3,307)
                                                            -------     -------

CASH FLOWS FROM(TO) FINANCING ACTIVITIES:
    Dividends paid                                              (27)        (27)
    Issuance of notes payable and long-term debt              1,016         921
    Payments on notes payable and long-term debt               (242)       (665)
    Issuance of notes payable-related parties                   409          19
    Payments on notes payable-related parties                  (909)        (33)
    Issuance of common stock, net of offering costs             377         517
                                                            -------     -------

     Net Cash Provided by Financing Activities                  624         732
                                                            -------     -------

NET INCREASE IN CASH                                             59         261
CASH, beginning of period                                       677         282
                                                            -------     -------

Cash, end of period                                         $   736     $   543
                                                            -------     -------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
             Interest                                       $   260     $   164
                                                            =======     =======

             Income taxes                                   $   360     $   406
                                                            =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
      Conversion of forfeited loan collateral to
         inventory                                          $ 2,899     $ 2,514
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

The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassifications had no effect on results of operations or retained earnings as previously reported.

The three and nine months ended September 30, 1996 have been restated to reflect a pooling of interests acquisition in 1997, which is more fully described in
Note 2 below.

NOTE 2 - ACQUISITIONS

On March 16, 1996, the Company acquired 80% of the outstanding common stock of Advantage Pawn, a Wyoming corporation ("Advantage"), for $105,000 in cash and 45,000 shares of the Company's common stock, valued at $2.333 per share. Goodwill of approximately $109,000 was recorded as a result of the transaction. On March 31, 1997, the Company acquired an additional 7% of the outstanding common stock of Advantage for $15,146 in cash. The transaction was accounted for using the purchase method of accounting.

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

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - ACQUISITIONS(continued)

On February 26, 1997, the Company agreed to acquire 100% of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for 75,666 shares of the Company's common stock valued at $275,000. The transaction has been accounted for using the pooling of interests method of accounting. PWOI began operations in February 1996, and accordingly, the three and nine months ended September 30, 1996 have been restated to give effect to the pooling with PWOI.

NOTE 3 - CONTRACT SETTLEMENT COSTS

On December 9, 1996, the Company agreed to issue approximately 250,000 shares of it's common stock for 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill's") located in Henderson, Nevada. The merger was accounted for as a pooling of interests. On or about August 26, 1997, the merger failed and was reversed pursuant to a negotiated settlement between the Company and Bill's stockholders. Accordingly, the financial statements have been restated to exclude the accounts and operations of Bill's for all prior periods presented.

NOTE 4 - INCOME TAXES

The provision for income taxes has been recorded based upon the Company's estimate of the expected annualized effective tax rate for each interim period presented. Deferred income taxes have been recorded in accordance with generally accepted accounting principles under SFAS 109.

NOTE 5 - EARNING PER COMMON SHARE

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common stock and common stock equivalents outstanding during each interim period presented. When common stock equivalents have an anti-dilutive effect on earnings per share, they are excluded from the calculation.

NOTE 6 - CONTINGENCIES

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

Except for the historical information contained herein, certain matters set forth in this report are forward- looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

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

On March 16, 1996, the Company acquired 80% of the outstanding common stock of Advantage Pawn, a Wyoming corporation ("Advantage"), for $105,000 in cash and 45,000 shares of the Company's common stock, valued at $2.333 per share. Goodwill of approximately $109,000 was recorded as a result of the transaction. On March 31, 1997, the Company acquired an additional 7% of the outstanding common stock of Advantage for $15,146 in cash. The transaction was accounted for using the purchase method of accounting.

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

On December 9, 1996, the Company agreed to issue approximately 250,000 shares of it's common stock for 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill's") located in Henderson, Nevada. The merger was accounted for as a pooling of interests. On or about August 26, 1997, the merger failed and was reversed pursuant to a negotiated settlement between the Company and Bill's stockholders. Accordingly, the financial statements have been restated to exclude the accounts and operations of Bill's for all prior periods presented.

On February 26, 1997, the Company agreed to acquire 100% of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for 75,666 shares of the Company's common stock valued at $275,000. The transaction has been accounted for using the pooling of interests method of accounting. PWOI began operations in February 1996, and accordingly, the three and nine months ended September 30, 1996 have been restated to give effect to the pooling with PWOI.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 ("1997 Periods") Compared to Three and Nine Months Ended September 30, 1996, Restated ("1996 Periods")

Revenues
Total revenues for the 1997 Periods increased by 24% and 25% to $3,265,000 and $9,643,000 from $2,636,000 and $7,723,000 for the 1996 Periods, respectively.
During the 1997 Periods, same store operations (13 stores) generated revenues of $2,724,000 and $8,113,000 and stores acquired after the 1996 Periods (4 stores) contributed revenues of $541,000 and $1,530,000, respectively. The increase in revenues reflects an improvement of 24% and 22% in merchandise sales to $1,793,000 and $5,243,000 from $1,446,000 and $4,289,000, an improvement of 23%
and 28% in pawn service charges to $1,449,000 and $4,327,000 from $1,175,000 and $3,367,000, and no material change in other income of $23,000 and $73,000. As a percentage of total revenues, merchandise sales decreased to 54% from 55% and pawn service charges increased to 45% from 44% during the 1997 Periods as compared to the 1996 Periods. The shift in the revenue mix is due primarily to slower inventory turns in the stores acquired after the 1996 Periods as compared to same store operations. The Company expects that merchandise sales will increase as a percentage of revenues as Company merchandising programs are fully implemented in the acquired stores.

Merchandise Sales
During the 1997 Periods, same store operations generated merchandise sales of $1,429,000 and $4,379,000 and stores acquired after the 1996 Periods posted merchandise sales of $364,000 and $864,000. For the 1997 Periods, the Company's annualized inventory turnover rate was 2.3 and 2.3 times with a gross profit margin on sales of 22.4% and 23.2% as compared to 2.5 and 2.6 times and 26.4%
and 25.3% for the 1996 Periods. The decrease in the gross profit on sales percentage is due primarily to the Company's initial efforts to increase inventory turns in stores acquired after the 1996 Periods through the discounting of slower moving merchandise.

The Company expects its annualized inventory turnover rate to approximate 3.0 times and to produce gross margins on sales of more than 20% for the twelve months ending December 31, 1997 (Fiscal 1997).

Pawn Service Charges
During the 1997 Periods, same store operations generated pawn service charges of $1,278,000 and $3,673,000 and stores acquired after the 1996 Periods contributed pawn service charges of $171,000 and $654,000. The Company's pawn loan balance outstanding increased by 7.7% to $3,779,000 from $3,510,000 at December 31, 1996; and has increased by 27.4% from $2,966,000 at September 30, 1996. The increase in the pawn loan balance outstanding is due primarily to stores acquired after the 1996 Periods. New pawn loans written during the 1997 Periods increased by 25% to $9,236,000 from $7,391,000 as compared to the 1996 Periods due primarily to stores acquired after the 1996 Periods. The Company expects the demand for pawn loans to remain strong for the remainder of Fiscal 1997.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) increased to 32% for the 1997 Periods from 29% as compared to the 1996 Periods. The Company's forfeiture rate is slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 35% for Fiscal 1997.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1997 Periods increased 40.2% and 32.2% to $3,182,000 and $8,954,000 as compared to $2,270,000 and $6,770,000 for the
1996 Periods. As a percentage of total revenues, total cost of sales and expenses for the 1997 Periods increased to 97.4% and 92.9% from 86.1% and 87.7% as compared to the 1996 Periods. The increase in total cost of sales and expenses as a percentage of total revenues is comprised primarily of a 6.6% and 3.9% increase in administration for the 1997 Periods as compared to the 1996 Periods. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in the future.

Operating Expenses
Operating expenses increased during the 1997 Periods by $245,000 and $593,000 or 30% and 24% to $1,074,000 and $3,068,000 from $829,000 and $2,475,000 as compared to the 1996 Periods. The increase in operating expenses is due primarily to stores acquired after the 1996 Periods. As a percentage of total revenues, operating expenses for the 1997 Quarter increased to 32.9% from 31.4% and decreased for the 1997 nine month period to 31.8% from 32.0%.

Administration
Administrative overhead increased during the 1997 Periods by $275,000 and $562,000 or 111% and 76% to $523,000 and $1,302,000 from $248,000 and $740,000 as compared to the 1996 Periods. As a percentage of total revenues, administrative overhead increased to 16.0% and 13.5% from 9.4% and 9.6%. The increase in administrative overhead is due primarily to staff additions in the executive, internal audit, systems, accounting and training departments, increased travel expenses incurred in overseeing stores acquired after the 1996 Periods, expenses related to the failed merger with Bill's and legal expenses related to the Company's recent changes in its Board of Directors and senior management. Management intends to reduce administrative expenses in the future by all means necessary and is hopeful that such expenses can be returned to previous levels as a percentage of total revenues. In addition, as its operating programs are more fully implemented in the stores recently acquired, management believes that administrative expenses as a percentage of total revenues can be further decreased.

Other
Interest expense increased for the 1997 Periods due to the Company's increased use of its bank line of credit and private debt financing. Depreciation expense increased due to stores acquired after the 1996 Periods and new equipment purchased to replace fully used older equipment.

Contract Settlement
On December 9, 1996, the Company agreed to issued approximately 250,000 shares of it's common stock for 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill's") located in Henderson, Nevada. The merger was accounted for as a pooling of interests. On or about August 26, 1997, the merger failed and was reversed pursuant to a negotiated settlement between the Company and Bill's stockholders under which the Company incurred a non-recurring charge of $220,000.

Operating Results
Income from operations before income taxes for the 1997 Quarter decreased by 77% to $83,000 from $366,000 as compared to the 1996 Quarter. Income from operations before income taxes for the 1997 nine month period decreased by 28% to $689,000 from $953,000 as compared to the 1996 nine month period. After accounting for the effects of the contract settlement of $220,000, income taxes, preferred dividends and minority interest, net income(loss) for the 1997 Quarter decreased 166% to $(148,000) from $225,000 as compared to the 1996 Quarter. After accounting for the effects of the contract settlement of $220,000, income taxes, preferred dividends and minority interest, net income for the 1997 nine month period decreased 63% to $212,000 from $571,000 as compared to the 1996 nine month period. Management believes that its recent acquisitions have yet to fulfill their full profit potential. With planned reductions in administrative expenses, and as its marketing programs are more fully implemented in the coming months in these pawn shops, management believes that economies of scale may be achieved in supervision, purchasing, and administration.

Earnings Per Share
Earnings(loss) per share for the 1997 Periods equaled $(0.04) and $0.05 as compared to $0.06 and $0.17 for the 1996 Periods. The weighted average number of shares and common share equivalents outstanding increased by 10% and 17.3 % in the 1997 Periods to 3,881,000 and 3,945,000 from 3,528,000 and 3,363,000 for the
1996 Periods. The increase in the number of weighted average shares and common share equivalents outstanding is primarily due to the issuance of common shares in connection with the acquisitions, additional common share equivalents due to the increase in the average market price for the Company's stock during the 1997 Periods as compared to the 1996 Quarter, and exercises of stock purchase options during the 1997 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 18.6% to $5,513,000 at September 30, 1997 from $4,650,000 at December 31, 1996. Total assets increased during the 1997 Periods by $1,017,000 mainly due to increases in pawn loans, inventories and equipment. Total shareholders' equity increased during the 1997 Periods by $589,000 as a result of profits, net of income taxes and preferred dividends, of $212,000 and common stock transactions of $377,000.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1997 Periods, the Company raised sufficient capital to satisfy all capital requirements.

During the 1997 Periods, the Company maintained a bank line of credit totaling $1,000,000. As of September 30, 1997, the Company had borrowed $488,000 under this credit facility. The agreement is renewable on an annual basis and is due April 1, 1998.

The private borrowing which comprises $2,085,000 of the total liabilities are due in 1997, 1998, 1999 and 2002 and there is strong indication that these notes will not be renewed. The Company believes that it will be able to repay these obligations on the maturity dates if not renewed from internally generated cash flow and/or other sources of borrowing.

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

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

Reports on Form 8-K:

On November 14, 1997, the Company filed a report on Form 8-K to report the following changes in the Company's Board of Directors and Senior Management:

On October 29, 1997, the Company accepted the resignations of Daniel B. Rudden, Stanley M. Edelstein, Larry M. Snyder and Melvin Wedgle as members of the Registrant's Board of Directors pursuant to the agreement contained in the
Schedule 14f(1) filed by the Registrant on September 26, 1997. The Registrant also accepted the resignations of Melvin Wedgle as Chief Executive Officer and President and Jack Simon as Secretary and Chief Financial Officer. All resignations were effective as of October 29, 1997. Gary A. Agron, a Member of the Board of Directors since 1989, remains as a Director.

Also on  October  29,  1997,  the  Company  appointed  Charles  C. Van  Gundy as
Director, President and Chief Financial Officer, and Jack Skidell and Mark Honigsfeld as Directors. Mr. Van Gundy, associated with the Company since January 1992, served the Company as its Chief Financial Officer, Secretary, and as a member of the Board of Directors from October 1994, until his resignation in August of 1997.

Mr. Skidell is President and sole shareholder of Colin Winthrop & Co., Inc., a New York based broker dealer. Mr. Skidell has been associated with the Company as one of its investment bankers since 1989. Mr. Honigsfeld is Chairman of the Board, Secretary and Chief Executive Officer of Compu-Dawn, Inc., a NASDAQ-listed company. He also founded and served as Chief Executive Officer and Chairman of the Board of Facelifters Home Systems, Inc., a NASDAQ-listed company until April 1996 when it was acquired by a New York Stock Exchange company.

The newly constituted Board of Directors is composed of four individuals, three of whom have been associated with the Company since at least 1992. Mr. Van Gundy was an officer and director with the Company, responsible for its financial controls and reporting, for more than five years prior to his appointment as its President.

Exhibits:
Exhibit 1.1 - Settlement Agreement dated November 14, 1997.

Exhibit 27.1 - Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date: November 19, 1997               U.S. PAWN, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      /s/  CHARLES C. VAN GUNDY
                                      ------------------------------------------
                                      Charles C. Van Gundy
                                      Chief Executive Officer