Form 10KSB
period 1997-12-31
U S PAWN INC
filed 1998-04-15
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1997 or

[ ] TRANSITION REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-18291


                                 U.S. PAWN, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Colorado                                     84-0819941
     ------------------------------                   ----------------------
    (State or other jurisdiction of                      (I.R.S.Employer
     incorporation or organization)                   Identification Number)

         7215 Lowell Boulevard
         Westminster, Colorado                            80030
---------------------------------------                  --------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (303) 657-3550

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                            No Par Value Common Stock

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

As of March 31, 1998, 3,772,779 shares of the Registrant's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $12,760,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  ]

                                     PART I

ITEM 1. BUSINESS
----------------

Introduction

U.S. Pawn, Inc. (the "Company") was organized as a Colorado corporation on March 18, 1980. As of December 31, 1997, the Company was one of four publicly traded pawn shop operators in the United States, and it owned and operated seventeen
(17) pawn shops in Colorado (12), Wyoming (3), Nevada (1) and Nebraska (1). The Company's principal offices are located at 7215 Lowell Boulevard, Westminster, Colorado 80030, and its telephone number is (303) 657-3550. As used herein, the term "Company" includes U.S. Pawn, Inc. and its subsidiaries.

Except for the historical information contained herein, certain matters set forth in this report are forward- looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

General

The Company is engaged in acquiring, establishing and operating pawn shops that lend money on the security of pledged tangible personal property, a transaction commonly referred to as a "pawn loan". Pawn shops provide a convenient source of consumer loans and a ready market for the resale of previously-owned merchandise acquired by the Company when customers do not repay the loan. The Company receives a pawn service charge to compensate it for the loan. The pawn service charge is calculated as a percentage of the pawn loan amount based on the size and term of the loan, in a manner similar to which interest is charged on a loan, and has generally ranged from 120% to 240% annually, as permitted by state laws and local ordinances. The pledged property is held through the term of the pawn loan contract, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawn shop. For the years ended December 31, 1997 ("1997") and 1996 ("1996"), the Company realized an annualized average pawn service charge equal to 160% and 148% of pawn contracts outstanding.

The pawnshop industry in the United States is highly fragmented and in the early stages of consolidation. The four publicly traded pawn shop companies operate approximately 8% of the total United States pawn shops. Management believes that there are significant opportunities for growth through the acquisition of existing pawn shops, the opening of new pawn shops, and the improvement of productivity in pawn shop operations through the application of modern management techniques.

Business Strategy

The Company intends to continue concentrating multiple pawn shops in specific geographic areas in order to achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently, the Company has 70% of its store locations clustered in the Denver, Colorado Metropolitan Area ("Denver"). The Company's recent growth has resulted from the acquisition of existing pawn shops that management believes will respond favorably to the Company's management systems. Consistent with this philosophy, the Company increased the number of pawn shops it operated by 1 and 5 stores during Fiscal 1997 and 1996, respectively.

Management believes that the Company is properly positioned to be successful in the markets in which it operates in the near term. Management intends to continue its analysis of the markets in which it currently operates and may decide to expand or contract in its current market areas or enter new markets which management feels will further its operating strategies.

Management believes that expanding its market share through the careful acquisition of existing locations may be more cost efficient than opening new pawn shops. Management believes that additional pawn shops in market clusters will provide economies of scale in supervision, purchasing, administration and marketing. The Company's primary pawn shop acquisition criteria include the perceived competence of current management, the annual number of pawn transactions, the outstanding pawn loan balances, the quality and quantity of pawn shop inventory, pawn shop locations, number of competitive pawn shops in the market area, lease terms and physical condition of the pawn shop.

The Company expects to finance the acquisition or development of additional pawn shops through internal cash flow, additional lines of credit and debt and/or equity securities offerings. The Company cannot assure, however, that these sources of financing will be available. Furthermore, a number of factors may limit or even eliminate the Company's ability to increase its number of pawn shops including, (i) unanticipated operating losses or increases in overhead expenses, (ii) unavailability of acceptable acquisition candidates or pawn shop locations, (iii) higher pawn loan demand which will reduce the Company's available capital for expansion, and (iv) general economic conditions. There can be no assurance that future expansion can be continued on a profitable basis.

Management's ability to identify, acquire or profitably manage additional locations or successfully integrate their operations without substantial costs, delays or other unanticipated problems is a risk factor for future expansion. There can be no assurance that any entity that the Company acquires will achieve profitability that justifies the Company's investment. Acquisitions involve a number of risks, which may include: adverse short-term effects on the Company's reported operating results and cash flows; diversion of management's attention; dependence on retraining, hiring and training key personnel; and the effects of amortization of intangibles. Such risks could have adverse effects on the Company's operations and financial performance. As the Company expands, the Company will be required to supplement its existing management team in order to effectively manage the acquired entities and successfully implement its acquisition and operating strategies.

Change in Management Control

On October 29, 1997, the Company accepted the resignations of Daniel B. Rudden, Stanley M. Edelstein, Larry M. Snyder and Melvin Wedgle as members of its Board Of Directors pursuant to an agreement contained and more fully described in
Schedule 14f(1) filed with the Securities and Exchange Commission on September 26, 1997. The Company also accepted the resignations of Melvin Wedgle as Chief Executive Officer and President and Jack Simon as Secretary and Chief Financial Officer. Gary A. Agron, a member of the Board since 1989 remained as a Director. The Company appointed Charles C. Van Gundy as a Director, President, Chief
Executive Officer and Chief Financial Officer, and Jack Skidell and Mark Honigsfeld as Directors. Mr. Van Gundy, associated with the Company since 1992, served the Company as its Chief Financial Officer, Secretary and Director from October 1994 until his resignation in August 1997.

Expansion Activity

Effective on February 1, 1996, the Company acquired 80% of the outstanding common stock of Advantage Pawn, Inc., a Wyoming corporation ("Advantage"), for an aggregate purchase price of $188,000. The sellers received $83,000 in cash and 45,000 shares of the Company's common stock valued at $105,000. The assets acquired consisted primarily of inventory and pawn loans valued at $226,000 and liabilities assumed of $147,000. The purchase price in excess of assets acquired of $109,000 was recorded as goodwill. The Company also paid $22,500 in cash for an agreement not to compete. During 1997, the Company purchased an additional 14% interest in Advantage for an aggregate purchase price of $37,489. The minority stockholders received $19,615 in cash and a promissory note of $17,874 of which $13,405 was outstanding as of December 31, 1997. At December 31, 1997, the Company owned 94% of the outstanding common stock of Advantage.

On August 2, 1996,  the  Company  acquired  substantially  all of the assets and business of City National Pawn, Inc. and Bohlinger, Inc., two privately held pawn shop companies with common ownership d/b/a City National Pawn, with one location in Fort Collins, Colorado and two locations in Cheyenne, Wyoming ("City National") for an aggregate cash purchase price of $775,000 The assets acquired from City National consisted of furniture, store equipment, merchandise inventory, pawn loans, pawn service charges receivable, and customer lists valued at approximately $518,000. The purchase price in excess of assets acquired of $247,000 was recorded as goodwill.

On December 9, 1996, the Company agreed to acquire 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill"s") in Henderson, Nevada in exchange for approximately 250,000 shares of the Company's common stock valued at $1,000,000. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements of the Company for December 31, 1996 included the accounts and operations of Bill's for all periods therein presented. On November 14, 1997, the merger was rescinded by mutual agreement of the parties. The agreement to rescind the merger obligates the Company to pay $220,000 to Bill's shareholders. Accordingly, the consolidated financial statements of the Company for December 31, 1996 have been restated from previously reported amounts to exclude the accounts and operations of Bill's.

On December 9, 1996, the Company acquired 100% of the common stock in Bobby's Pawnshop, Inc. ("Bobby's") located in Las Vegas, Nevada for an aggregate purchase price of $700,000. The sellers received $27,000 in cash and a promissory note for $673,000 which was paid in March 1997. The assets acquired consist primarily of inventory and pawn loan receivables valued at approximately $480,000. The purchase price in excess of assets acquired of $220,000 was recorded as goodwill.

On June 17, 1997, the Company acquired 100% of the common stock in Pawn Warehouse Outlet, Inc. ("Pawn") located in Omaha, Nebraska for an aggregate purchase price of $435,000. The sellers received 75,666 shares of the Company's common stock valued at $275,000 and cash in the amount of $160,000 in payment of a note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed.

The purchase price in excess of assets acquired of $196,000 was recorded as goodwill. The operating results of Pawn have been included in the Company's consolidated financial statements since the date of acquisition.

Other Operational Activity

Immediately after the change in management control, the Company's new management completed an evaluation of the markets in which the Company was operating. Based upon that evaluation, management made certain recommendations to the Board of Directors (the "Board"). In November 1997, the Board approved two recommendations; i) improve the profitability of the Company's operations in Cheyenne, Wyoming through the consolidation of under-performing pawn shops into one; and ii) locate a buyer for the Company's one pawn shop in Las Vegas, Nevada (Bobby's).

During 1996, the Company entered the Cheyenne, Wyoming market using its store cluster market concept by acquiring/opening a total of four stores. The Cheyenne, Wyoming market ultimately proved to be insufficient to support such a cluster of stores. At December 31, 1997, two stores had been consolidated; and in early February 1998, the three remaining stores were consolidated into one store location. Management believes that as a result of the operational cost savings attainable through consolidating its pawn business into a single location in this market, its one remaining pawn shop in Cheyenne will be profitable in the future.

During late 1996, the Company acquired two pawn shop businesses in the Las Vegas, Nevada market, Bill's as a pooling of interests and Bobby's as a purchase. On November 14, 1997, the merger with Bill's was rescinded by mutual agreement of the parties. In November 1997, management evaluated the relative merits of expansion in the Las Vegas market and determined that while the Las Vegas market presented potential for establishing a profitable cluster of stores, other barriers to expansion in Las Vegas were greater than its potential to the Company at this time. In March 1998, the Company executed a letter of intent to sell Bobby's. In June 1997, the Company acquired one store in the Omaha, Nebraska market. The Company is currently evaluating the Omaha, Nebraska market to determine its potential for expansion in the near future.

Letter of Intent

On March 10, 1998, the Company executed a letter of intent to sell certain assets of the Company's pawn shop in Las Vegas, Nevada. The assets to be transferred include the pawn loans, pawn license, trade fixtures and trade name of Bobby's Pawn Shop, Inc. The Company acquired Bobby's Pawn Shop, Inc. in a purchase transaction in December 1996. The transaction is contingent upon, among other things, the purchaser securing the necessary approvals for the transfer of the pawn license and the assignment of the Company's operating lease for the location.

Operating Controls

The Company has an organizational structure that management believes can support a larger operating base. The store locations are monitored on a daily basis from corporate headquarters through an online, real time computer network system. The Company has an internal audit staff to ensure that the Company's policies and procedures are consistently followed. In addition, the audit department monitors the Company's perpetual inventory system, lending practices, and regulatory compliance. Management believes that the current operating and financial controls and computer systems are adequate for its current operating base and for anticipated expansion in the near term.

Many computer software programs installed over the past several decades utilize two digits to recognize the year, such as "97" for 1997 (the "Year 2000 Issue"). As a result of the Year 2000 Issue, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the date "00" may cause computers to stop operating, while in other cases, incorrect output may result. Many of the Company's software programs are time-sensitive.

The Company has upgraded its hardware and operating system software programs to prevent the Year 2000 Issue from affecting its reliance on its computer network. The vendors who provide point of sale software, accounting systems and general office programs to the Company are currently in the process of upgrading or have upgraded their software systems to solve the Year 2000 Issue. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Pawn Operations

The Company is engaged in the business of advancing money to customers on the security of pledged goods. The pledged goods are tangible personal property and generally consist of jewelry, guns, tools, televisions and stereos, musical instruments and other miscellaneous items. The pledged personal property is offered by the customer to provide security to the Company for the repayment of the pawn loan. Pawn loans cannot be made with personal liability to the customer, and therefore, the Company does not investigate the creditworthiness of the customer, but relies on the pledged personal property and the possibility of its forfeiture as a basis for its credit decision. The Company receives a pawn service charge to compensate it for extending the pawn loan. Pawn service charges contributed approximately 44% and 43% to the Company's total operating revenues for 1997 and 1996, respectively.

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

The recovery of the pawn loan amount and accrued service charges, as well as realization of gross profit on sales of inventory, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral when extending a pawn loan can result in reduced marketability of the property and resale of the property for an amount less than the pawn loan amount plus accrued service charge. However, historically, the Company has experienced gross profits from sales of inventory. The Company generated gross profit margins on the sale of inventory of approximately 20% and 25% for 1997 and 1996, respectively.

At December 31, 1997, the Company had 34,417 pawn loans outstanding with an aggregate balance of $3,711,000, or an average of $107.82 per pawn loan outstanding. At December 31, 1996, the Company had 34,934 pawn loans outstanding with an aggregate balance of $3,355,000, or an average of $96.04 per pawn loan outstanding. The Company monitors and maintains record keeping in connection with its pawn loans through a specialized computer hardware and software system.

During 1997 and 1996, approximately 33% and 35%, respectively, of pawn loans were not redeemed, with the forfeited pledged property added to the Company's sales inventory. For 1997 and 1996, the Company's annualized yield on its average pawn loan balance outstanding was 160% and 148%, respectively. See "Financial Statements."

Management believes that its profitability is dependent upon, among other factors, its employees' ability to make pawn loans that achieve optimum redemption rates, to be effective sales people and to provide superior customer service. The Company provides an incentive compensation plan for its store level employees based on managerial and financial performance.

Resale Operations

The Company sells used goods acquired when a pawn loan is not repaid and new goods purchased from vendors. New goods, which historically represent less than 1% of the Company's total inventory, consist primarily of accessory merchandise which enhances the marketability of inventory, such as settings for precious stones. Sales of new and used goods were approximately 55% and 56% of the Company's total operating revenues for 1997 and 1996, respectively.

The Company does not provide its customers with warranties on used merchandise purchased from the Company.

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

The Company provides an allowance for inventory valuation of its merchandise held for resale based on management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and mark downs necessary to liquidate slow moving merchandise. At December 31, 1997, total merchandise held for resale was $2,343,000 after reduction for a valuation allowance of $213,000.

Competition

The Company believes that the primary elements of competition in the pawnshop industry are store location, the ability to loan competitive amounts on items pawned, management of the store level employees and quality customer service. In addition, as the pawnshop industry consolidates, the Company believes that the ability to compete effectively will be based on strong general management, regional market focus, automated management information systems, and access to capital. Some of the Company's competitors have greater financial resources than the Company.

In connection with its lending of money, the Company competes with other pawn shops and with certain other financial institutions such as consumer finance companies, which generally lend money on an unsecured as well as on a secured basis. Other lenders may lend money on terms more favorable than the Company.

The pawn shop industry is highly fragmented and includes over 12,000 pawn shops in the United States, the great majority of which are managed by independent owner-operators. Some of these independent operators own multiple pawn shops, and a few companies (who are generally regional operators) own more than 50 pawn shops. Including the Company, there are four publicly held pawn shop chains of which the Company has the fewest pawn shops and the smallest amount of assets, revenues, net worth and personnel. In the Company's Colorado market, which comprises 70% of all Company locations, there are approximately 180 competitor pawn shops including 24 pawn shops operated by another publicly held pawn shop chain, 16 of which are in the Denver Metro area. To the Company's knowledge, there are no other pawn shop operators in Colorado who operate more pawn shops than the Company.

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

                                     On That Part of Unpaid Principal Balance
           Maximum Annual Rate                  Which is Between
           -------------------       ----------------------------------------

                  240%                             $0 to $200
                  120%                             $200 to $400
                   60%                             $400 to $1,000
                   18%                             $1,000 to $3,000

Nevada. In Nevada pawn shops must be licensed by the city in which the pawn shop is located, as well as by the state. Maximum allowable service charge rates may be set by both city ordinance, as well as state statute. Pawn shop licenses may be revoked by state or local authorities for certain defined improper conduct. For instance, under Nevada state law, a pawnbroker may not accept a pledge from a person under the age of 18 years or employ a person under the age of 18 years to accept a pledge; accept a pledge from a person in an intoxicated condition; fail to furnish to the pawn customer a printed, sequentially numbered receipt for each article pawned which clearly shows the amount lent, the interest and any other charges to be paid by the pawn customer, a description of the property pawned, the date of receipt thereof, the last date for redemption and the name and address of the pawnbroker; fail to have each receipt signed by the pawn customer; fail to insure the pawn customer against loss by destruction by fire of the pledged property; fail to return pledged goods to a pawn customer upon payment of the full amount due; enter into any pawn transaction that has a maturity date of less than 120 days from the transaction date; or purchase used or second hand personal property unless a record is established containing the name, address, accurate description and identification of the pawn customer, a complete description of the property, including serial number, a signed statement that the pawn customer has the right to sell the property, and the name or other identification of the person or employee conducting the transaction. Under applicable state law and local ordinance, the maximum allowable pawn service charges for Nevada pawn loans are 120% annually and up to a $5 handling fee per item pawned.

Nebraska. In Nebraska pawn shops must be licensed by the city in which the pawn shop is located and provide the city with a $5,000 surety bond. Pawn licenses may be revoked by state and local authorities for certain defined improper conduct. For instance, under Nebraska state law, a pawnbroker may not accept a pledge from a person under the age of 18 years; accept a pledge from a person in an intoxicated condition; accept as collateral or purchase any property on which serial numbers or other identifying insignia have been destroyed, removed, covered or defaced; fail to furnish to the pawn customer and to the local police department a printed receipt for each article pawned which clearly shows the date of the loan or purchase, the name, date of birth, signature, driver's license number, or other means of identification of the customer, a full and accurate description of the property, the time the loan becomes due, the amount lent, the interest and any other charges to be paid by the pawn customer, the identification and signature of the clerk who handled the transaction; fail to admit law enforcement officers during normal business hours for the purpose of examining property or records; fail to admit customers claiming ownership for property during normal business hours; sell any goods purchased or received as pawn loan during the period of four months from the date of the transaction; fail to obtain and maintain a fingerprint of each person pawning, pledging, mortgaging or selling any goods or articles. The maximum allowable pawn service charges for Nebraska pawn loans are 180% annually.

Firearms. With respect to gun sales, all the Company's pawn shops must comply with federal regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require, among other things, each pawn shop dealing in guns to maintain a permanent written record of all guns received or disposed. During Fiscal 1994, the Company implemented procedures which comply with all rules and regulations promulgated by federal, state and local authorities under the Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill") which requires, among other things, a background investigation of any person purchasing or redeeming a handgun prior to completion of the transaction. The Company does not sell or deal in ammunition for firearms. As a matter of policy, the Company does not sell handguns to the general public in any of its stores operating in the Denver Colorado Metropolitan Area (the "Denver Area") or Nebraska, but rather, wholesales all forfeited handguns from Denver Area and Nebraska stores to licensed dealers or transfers handguns forfeited from these stores to Company pawnshops in other locations.

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

Employees

The Company currently employs 94 employees, including its executive officers.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statements
of  Financial  Accounting  Standards   ("SFAS")that  may  affect  the  Company's
financial statements as follows:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes reporting standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also established standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132,"Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.


ITEM 2. - PROPERTIES
--------------------

The Company's executive offices are located at 7215 Lowell Boulevard in Westminster, Colorado pursuant to a five year lease which commenced April 1, 1992 at a monthly rental of $2,800 with two options to renew for five years.

The Company owns the real estate and buildings for two of its Denver, Colorado pawn shops and currently leases its other pawn shops at monthly rentals between $2,200 and $7,000 on lease terms between three and eight years. During 1997, the Company purchased the real estate underlying one of its Denver pawn shops from its former President. The Company expects to continue leasing its pawn shops in order to utilize its working capital for pawn loans.


ITEM 3. - LEGAL PROCEEDINGS
---------------------------

The Company is not a party to any pending or threatened material legal proceedings.

ITEM 4. -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

None.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's Common Stock has been traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbol "USPN" since May 10, 1989. On March 31, 1998, the closing bid price for the Company's Common Stock was $3.56 per share.

The following table sets forth for the quarters indicated, the range of high and low bid prices of the Company's Common Stock as reported by NASDAQ.

                                                               Common Stock
By Quarter Ended:                                             High      Low
                                                              ----      ---
Fiscal 1997
-----------
      December 31, 1997...................................  $ 4.06    $ 2.87
      September 30, 1997..................................    3.69      1.87
      June 30, 1997.......................................    4.44      3.12
      March 31, 1997......................................    5.00      3.62

Fiscal 1996
-----------
      December 31, 1996...................................  $ 5.13    $ 2.50
      September 30, 1996..................................    4.56      3.56
      June 30, 1996.......................................    3.88      2.75
      March 31, 1996......................................    2.88      1.44

The above quotations were reported by NASDAQ and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 31,1997, the Company had approximately 1,500 stockholders of record. The Company has not declared any dividends on its Common Stock to date.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Except for the historical information contained herein, certain matters set forth in this report are forward- looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward- looking statements.

RESULTS OF OPERATIONS
Year Ended December 31, 1997 ("1997") Compared to Year Ended December 31, 1996, Restated ("1996")

Total revenues for 1997 increased by 20.7% to $12,744,000 compared with $10,555,000 for 1996. Revenues of $9,679,000 were generated by same store operations (11 stores), $2,710,000 from stores acquired in 1996 (5 stores) and $355,000 from one store acquired in 1997 as compared to $9,329,000 from same store operations and $1,226,000 for stores acquired in 1996. The increase in revenues reflects an improvement of 20.3% in merchandise sales to $7,058,000 from $5,865,000, an improvement of 22.6% in pawn service charges to $5,640,000 from $4,602,000. As a percentage of total revenues, merchandise sales decreased to 55% from 56% and pawn service charges increased slightly to 44% in 1997 from 43%. This revenue mix is consistent with the Company's overall goals for inventory turns and pawn loan activity and is expected to continue for the foreseeable future.

Income from operations for 1997 decreased to $645,000 or 54.6% as compared to the prior year's results of $1,420,000. Other expenses (interest, merger rescission and fixed asset disposals) increased to $610,000 or 134.4 % as compared to the prior year's other expenses of $219,000. Earnings (losses), net of income taxes, minority interest and preferred dividends, for 1997 were $(41,000) or $(0.01) per share as compared to $703,000 or $0.19 per share for 1996. Total shares issued and outstanding at December 31, 1997 increased to 3,772,779 from a prior year total of 3,496,489 due primarily to the issuance of common shares in connection with the Company's pawn shop acquisitions and the exercise of consultant and employee stock options during 1997. The weighted average number of common shares and common stock equivalents outstanding increased by 2.1% to 3,730,715 from a prior year total of 3,654,557.

Total cost of sales and expenses for 1997 increased by $2,964,000, or 32.5%, to $12,099,000 from $9,135,000 in 1996. The increase was comprised primarily of a 28.2% increase in cost of goods sold as a direct result of increased sales at reduced margins, a 60.1% increase in administrative expenses and a 23.6% increase in operating expenses. As percentage of total revenues, total cost of sales and expenses for 1997 increased to 94.9% from 86.6% in 1996.

Operating expenses increased $788,000 in 1997 over 1996 amounts primarily due to an increase in the number of pawn shops in operation during 1997. However, as a percentage of revenues, operating expenses were level at 32% in 1997 and 1996. Operating expenses increased over the previous year amounts due primarily to operating expenses related to stores acquired during late 1996 and 1997. As a result of the consolidation of the Wyoming store locations, an accrual of $137,000 was recorded for lease abandonment costs in fourth quarter 1997.

Administrative expenses increased $657,000 in 1997 over 1996 amounts primarily due to a $385,000 increase related to staff additions in the executive, systems and training departments; a $52,000 increase in travel expenses related to supervision of store additions; and a $159,000 increase in auditing, legal and other professional fees. As a percentage of total revenues, administrative expenses increased to 13.7% in 1997 from 10.4% in 1996. Management believes that administrative expenses as a percentage of total revenues will revert to 1996 levels for 1998.

Depreciation and amortization expense increased to $568,000 from $292,000 due to the acquisition of pawn shops during late 1996 and 1997, the purchase of computer equipment and a $167,000 charge to expense in the fourth quarter of 1997 related to certain intangible assets of the consolidated Wyoming stores.

Interest expense increased to $351,000 from $219,000 due to the Company's increased utilization of debt financing during 1997.

In late 1997, the Company and the shareholders of Bill's agreed to rescind the merger between the Company and Bill's. Pursuant to the agreement, the Company is obligated to the Bill's shareholders for $220,000 payable in quarterly installments through November 1998. At December 31, 1997, $170,000 of this obligation remained outstanding.

The Company's annualized inventory turnover rate was 2.6 times for 1997 and 1996. Management expects inventory turns to improve as the Company re-emphasizes sales programs in 1998. Gross profit as a percentage of sales for 1997 decreased to 20% from 25% for 1996. The decrease in gross profit on sales percentage is primarily attributable to an inventory valuation allowance in the amount of $213,000 recognized in the fourth quarter of 1997 related to management's estimate of the marketability of certain slower moving categories of inventory. Gross profit percentages on sales of inventory may continue to remain below historical comparisons as management implements plans to liquidate such slower moving categories of inventory in future periods.

The forfeiture rate for pawn loans (total new loans this year plus previous year ending loan balance, minus current year ending loan balance in relationship to total forfeited amount during the year) decreased to 33% in 1997 from 35% in the prior year and is slightly above industry comparisons. The Company's slightly higher than industry forfeiture rate is due primarily to the aggressive pawn loan policy in use for the past several years, which allows for slightly higher pawn loan to value ratios than competing pawnshops in an effort to attract more pawn customers. The Company intends to continue its aggressive pawn loan policy for the reasonably foreseeable future. The Company's outstanding aggregate pawn loan balance increased $356,000 or 10.6% to $3,711,000 in 1997 as compared to $3,355,000 in 1996. The increase in pawn loans during 1997 is due to increases in outstanding pawn loans of $121,000 in the Denver pawn shops and $41,000 among the Wyoming and Nevada locations and $194,000 from the Nebraska acquisition. The Company realized an annualized pawn service charge equal to 160% and 148% of average pawn loans outstanding for 1997 and 1996, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board "Statement of Financial Accounting Standards No. 109" (SFAS 109). See "Notes to Consolidated Financial Statements #10" for further analysis of income taxes. The application of SFAS 109 reflects the deferred tax consequences of temporary differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company recognized income tax expense of $49,000 for 1997 and $440,000 for 1996. The Company recognized an income tax benefit in 1997 of approximately $225,000 as a result of the exercise of employee stock options. As such income tax benefit was the result of a stock issuance, it was recorded as additional paid in capital.

Significant Fourth Quarter Adjustments

During the fourth quarter of 1997, the Company recognized a valuation allowance for inventory and wrote-off intangible assets and lease abandonment costs associated with the store closures under a plan to consolidate the operations of four stores located in Cheyenne, Wyoming. The total charge to earnings for these transactions was approximately $517,000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by 14.3% from $4,504,000 at December 31, 1996 to $5,148,000 at December 31, 1997. Total assets increased during 1997 by $1,444,000 mainly due to increases in cash, pawn loans, inventory, income tax refunds, and property and equipment. Total liabilities increased by $894,000 during 1997 due primarily to increases in the bank line of credit, private debt and accrued expenses at December 31, 1997. Total stockholders' equity increased by 9.4% or $592,000, as a result of losses, net of income taxes, minority interest and preferred stock dividends, in 1997 of $41,000, the issuance of common stock of $675,000 net of offering costs, the income tax effect of the exercise of employee stock options of $225,000, and the redemption of vested employee stock purchase options in the aggregate amount of $267,000.

The Company's operations during 1997 and 1996 have been financed from funds generated from operations, bank borrowing, private borrowing, and the exercise of common stock options. In 1997, the Company raised sufficient capital to satisfy all capital requirements. Management believes that the current line of credit, internally generated funds and private borrowings will provide sufficient working capital for the near future.

The Company has a bank line of credit totaling $1,000,000. As of December 31, 1997 the Company owed $637,000 under this revolving credit facility and had $363,000 available for future use. Advances under the line of credit are limited to a borrowing base of 50% of inventory balance and pawn loan balance. The terms of the credit facility require the Company to maintain certain financial ratios. The line of credit is on a year to year basis, matured on April 4, 1998 and as of April 5, 1998 was fully paid.

Private borrowings used for working capital comprise $1,911,000 of the total liabilities due at December 31, 1997 and are due $1,211,000 in 1998 and $700,000 in years through 2002. Amounts due pursuant an agreement with Bill's shareholders and stock buy-back arrangements with certain minority shareholders of a subsidiary company aggregating $183,000 are due in 1998. The Company intends to repay a majority of these obligations on their due dates from internally generated funds or other borrowings. Private borrowings in the amount of $224,000 were issued in 1997, were utilized to purchase the real estate underlying an existing store location and are due $4,000 in 1998 and $219,000 in years through 2002.

The Company plans to continue to expand its operating base with acquisitions of existing pawn shops but will also consider potential start-up locations when they become available. There can be no assurance, however, that such expansion opportunities will become available to the Company. The Company has experienced that new start-up locations generally result in losses during their first six to fifteen months of operations, depending on location and competitive environment. Leasehold improvements and equipment costs for new stores have ranged from approximately $75,000 to $100,000 per store plus inventory of $50,000 to $75,000. Conversely, the Company has experienced that acquisitions of existing pawn shops generally have an immediate positive impact on earnings.

The Company expects to fund its expansion and meet its ongoing working capital needs from internally generated funds, lines of credit and debt and/or equity securities offerings. There can be no assurance, however, that such sources of financing will be available to the Company.

Net cash flows provided by operating activities of the Company during 1997 were $4,721,000, consisting of net income before depreciation and amortization of $563,000 and cash used to change balance sheet accounts of $4,158,000. Net cash used for investing activities of the Company for 1997 totaled $4,712,000 and consisted primarily of net outflows of $4,055,000 for pawn loans, $470,000 for purchase of property and equipment, and $195,000 used for acquisition related activities. Net cash flows provided by financing activities of the Company for 1997 equaled $105,000 and consisted primarily of net advances on the line of credit of $424,000, issuance of common stock for $400,000, less net repayments of debt of $416,000, less repurchase of employee stock purchase options for $267,000 and less preferred stock dividends of $36,000. Cash increased by $114,000 during 1997.

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

ITEM 7. - FINANCIAL STATEMENTS
------------------------------

                                 U.S. PAWN, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                      December 31, 1997 and 1996 (Restated)

                        U.S. PAWN, INC. AND SUBSIDIARIES


                                Table of Contents
                                -----------------



                                                                           Page
                                                                           ----

Independent Auditors' Reports...............................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheets.................................................F-4

Consolidated Statements of Operations.......................................F-5

Consolidated Statements of Changes in Stockholders' Equity..................F-6

Consolidated Statements of Cash Flows.......................................F-7

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
U.S. Pawn, Inc. and Subsidiaries
Westminster, Colorado


We have audited the accompanying consolidated balance sheet of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of computing earnings per share.



                                      /s/  Ehrhardt Keefe Steiner & Hottman PC
                                      ------------------------------------------
                                      Ehrhardt Keefe Steiner & Hottman PC

April 7, 1998
Denver, Colorado

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
U.S. Pawn, Inc.
Westminster, Colorado


We have audited the accompanying consolidated balance sheet of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1996 (Restated), and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements as of December 31, 1996 and for the year then ended have been restated to reflect the recission of the pooling of interests with Pawnbroker, Inc. d/b/a Quick Bill's as described in Note 15 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1996 (Restated), and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                              /s/  AJ. Robbins, PC
                                              ----------------------------------
                                              AJ Robbins, PC
February 13, 1997
Denver, Colorado
Except Note 15, Paragraphs 4-6,
 the date is November 14, 1997

                        U.S. PAWN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In Thousands Except Share Data)


                                                             December 31,
                                                         --------------------
                                                          1997          1996
                                                         -------      -------
                                                                     (Restated)
                                     Assets
Current assets
     Cash                                                $   791      $   677
     Service charges receivable                              534          514
     Pawn loans                                            3,711        3,355
     Accounts receivable, net                                 18           12
     Income tax refund receivable                            356         --
     Deferred income taxes                                    94         --
     Note receivable - related party                        --             74
     Inventory                                             2,343        2,100
     Prepaid expenses and other                              124          218
                                                         -------      -------
           Total current assets                            7,971        6,950
                                                         -------      -------

Property and equipment, net                                1,808        1,332
Intangible assets, net                                       801          852
Other assets                                                  20           22
                                                         -------      -------

                                                         $10,600      $ 9,156
                                                         =======      =======

                      Liabilities and Stockholders' Equity
Current liabilities
     Line of credit                                      $   637      $    23
     Accounts payable                                         48           29
     Customer layaway deposits                                70           47
     Accrued expenses                                        494          217
     Due to stockholders of acquiree                        --            673
     Notes payable, related parties                          802          638
     Notes payable                                           579          624
     Current portion of long-term debt
      - related parties                                      103          100
     Current portion of long-term debt                        90           95
                                                         -------      -------
           Total current liabilities                       2,823        2,446
                                                         -------      -------

Long-term debt
     Long-term debt - related parties,
      less current portion                                   161          200
     Long-term debt, less current portion                    731           90
                                                         -------      -------
           Total long-term debt                              892          290
                                                         -------      -------

Deferred income taxes                                         28          113
                                                         -------      -------
           Total liabilities                               3,743        2,849
                                                         -------      -------

Minority interest                                           --             42
                                                         -------      -------

Commitments and contingencies

Stockholders' equity
     Redeemable preferred stock, 9.5%,
      $10 par value, 1,000,000 shares
      authorized; 37,800 shares issued and
      outstanding                                            378          378
     Common stock, no par value, 30,000,000
      shares authorized; 3,772,779 and
      3,496,489 shares issued and outstanding              4,687        3,988
     Additional paid-in capital                              805          871
     Retained earnings                                       987        1,028
                                                         -------      -------
           Total stockholders' equity                      6,857        6,265
                                                         -------      -------

                                                         $10,600      $ 9,156
                                                         =======      =======


                 See notes to consolidated financial statements.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (In Thousands Except Earnings Per Share)


                                                               Year Ended
                                                               December 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                                      (Restated)
Revenues
     Sales                                                 $  7,058    $  5,865
     Pawn service charges                                     5,640       4,602
     Other income                                                46          88
                                                           --------    --------
           Total revenues                                    12,744      10,555
                                                           --------    --------

Cost of sales and expenses
     Cost of sales                                            5,655       4,412
     Operations                                               4,125       3,337
     Administration                                           1,751       1,094
     Depreciation and amortization                              568         292
                                                           --------    --------
           Total cost of sales and expenses                  12,099       9,135
                                                           --------    --------

Income from operations                                          645       1,420

Other (expenses)
     Interest                                                  (208)       (127)
     Interest, related parties                                 (143)        (92)
     Loss on settlement of contract                            (220)       --
     Loss on disposal of fixed assets                           (39)       --
                                                           --------    --------
           Total other (expenses)                              (610)       (219)

Income before income taxes and minority interest                 35       1,201

Income tax expense                                               49         440
                                                           --------    --------

Income (loss) before minority interest                          (14)        761

Minority interest                                                 9         (22)
                                                           --------    --------

Net income (loss)                                                (5)        739

Dividends on preferred stock                                    (36)        (36)
                                                           --------    --------

Net income (loss) available for common stockholders        $    (41)   $    703
                                                           ========    ========

Earnings (loss) per common share                           $   (.01)   $    .22
                                                           ========    ========

Earnings (loss) per common share - assuming dilution       $   (.01)   $    .19
                                                           ========    ========



                See notes to consolidated financial statements.



                                              U.S. PAWN, INC. AND SUBSIDIARIES

                                   Consolidated Statements of Changes in Stockholders' Equity
                                        Years Ended December 31, 1997 and 1996 (Restated)
                                               (In Thousands Except Share Data)


                                                                                          Additional
                                           Preferred Stock            Common Stock          Paid-in       Retained
                                         Shares       Amount       Shares       Amount      Capital       Earnings       Total
                                       ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1995 (restated)    37,800   $      378    3,087,322   $    3,241   $      822    $      325    $    4,766

Exercise of common stock options             --           --        364,167          642         --            --             642

Stock issued for acquisition                 --           --         45,000          105         --            --             105

Option offering costs                        --           --           --           --            (60)         --             (60)

Dividends on preferred stock                 --           --           --           --           --             (36)          (36)

Stock based compensation                     --           --           --           --            109          --             109

Net income                                   --           --           --           --           --             739           739
                                       ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1996 (restated)
                                           37,800          378    3,496,489        3,988          871         1,028         6,265

Exercise of common stock options             --           --        200,624          424         --            --             424

Stock issued for acquisition                 --           --         75,666          275         --            --             275

Tax effect of options exercised              --           --           --           --            225          --             225

Repurchase of options                        --           --           --           --           (267)         --            (267)

Option offering costs                        --           --           --           --            (24)         --             (24)

Dividends on preferred stock                 --           --           --           --           --             (36)          (36)

Net (loss)                                   --           --           --           --           --              (5)           (5)
                                       ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1997               37,800   $      378    3,772,779   $    4,687   $      805    $      987    $    6,857
                                       ==========   ==========   ==========   ==========   ==========    ==========    ==========



                                         See notes to consolidated financial statements.


                                                                F-6



                                     U.S. PAWN, INC. AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows
                                              (In Thousands)
                                                                                           Year Ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                    1997                1996
                                                                                  --------            --------
                                                                                                     (Restated)
Cash flows from operating activities
     Net income (loss)                                                            $     (5)           $    739
                                                                                  --------            --------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Loss on disposal of fixed assets                                                 39
       Accrued interest receivable written off                                          (4)               --
       Settlement costs                                                                220                --
       Depreciation and amortization                                                   568                 292
       Interest receivable added to note receivable - related party                   --                    15
       Stock based compensation                                                       --                   109
       Deferred income taxes                                                          (179)                (17)
       Minority interest                                                                (9)                 42
       Income tax effect of stock options exercised                                    225                --
       Changes in:
         Service charges receivable                                                     37                  14
         Inventory, excluding forfeited loan collateral                              3,815               2,963
         Accounts receivable                                                           (37)                 23
         Income taxes receivable                                                      (356)               --
         Prepaid expenses and other                                                     99                (139)
         Accounts payable                                                               19                 (18)
         Accrued expenses                                                              273                 (30)
         Customer layaway deposits                                                      16                   5
                                                                                  --------            --------
                                                                                     4,726               3,259
                                                                                  --------            --------
           Net cash provided by operating activities                                 4,721               3,998
                                                                                  --------            --------

Cash flows from investing activities
     Pawn loans made                                                               (11,791)             (9,910)
     Pawn loans repaid                                                               7,736               6,520
     Proceeds from sale of equipment                                                     6                   6
     Purchase of property and equipment                                               (470)               (264)
     Proceeds from notes receivable-related parties                                   --                   237
     Cash paid for pawn shop acquisitions, net of cash acquired                       (150)               (325)
     Acquisition costs                                                                 (30)               (162)
     Other assets                                                                        7                --
     Purchase of minority interest in subsidiary                                       (20)               --
                                                                                  --------            --------
           Net cash (used) by investing activities                                  (4,712)             (3,898)
                                                                                  --------            --------

Cash flows from financing activities
     Net activity on line-of-credit                                                    424                --
     Dividends paid                                                                    (36)                (36)
     Issuance of notes payable and long-term debt                                      553                 538
     Payments on notes payable and long-term debt                                     (186)             (1,166)
     Issuance of notes payable-related parties                                         189                 385
     Payments on notes payable-related parties                                        (972)                 (8)
     Sale of common stock, net of offering costs                                       400                 582
     Repurchase of options                                                            (267)               --
                                                                                  --------            --------
           Net cash provided by financing activities                                   105                 295
                                                                                  --------            --------

Net increase in cash                                                                   114                 395

Cash, beginning of year                                                                677                 282
                                                                                  --------            --------

Cash, end of year                                                                 $    791            $    677
                                                                                  ========            ========


                              See notes to consolidated financial statements.

                                                   F-7

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

U.S. Pawn, Inc., (the Company) was incorporated in the State of Colorado in March 1980. The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property to residents of Colorado, Wyoming, Nevada and Nebraska. In addition, the Company offers for resale personal property from forfeited loans, as well as merchandise purchased directly from customers and vendors. As of December 31, 1997, the Company operated 12 pawnshops in Colorado, 3 pawnshops in Wyoming and 1 pawnshop each in Nevada and Nebraska.

Principles of Consolidation
---------------------------

The Company and its subsidiaries in which it exercises control through majority ownership are consolidated, and all intercompany accounts and transactions are eliminated. The acquisitions of subsidiaries have been accounted for using the purchase method of accounting for business combinations and accordingly, the results of operations of the acquirees are included in the Company's financial statements only from the applicable dates of acquisition.

Minority Interest
-----------------

The consolidated financial statements of the Company include 100% of the assets, liabilities and equity of Advantage Pawn, Inc. (Advantage) which was owned 94% by the Company at December 31, 1997 (80% at December 31, 1996). Since the Company is the majority stockholder in Advantage, the remaining ownership interests of the other stockholders have been recorded as minority interest in the amount of $0 and $42,000 at December 31, 1997 and 1996 (Restated), respectively.

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

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentrations of Credit Risk
-----------------------------

Financial instruments that had potentially subjected the Company to credit risk included a note receivable-related party amounting to $74,000 at December 31, 1996 (Restated). The note receivable was collateralized by shares of common stock of the Company and real property. During 1997, the note was paid in full.

There are no concentrations of credit risk, with the exception of the geographical concentrations, with respect to trade receivables. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Fair Values of Financial Instruments
-----------------------------------

Pawn loans are outstanding for a relatively short period, generally 120 days or less. The rate of pawn service charges bears no relationship to interest rate market movements. Pawn loans may not be resold to anyone but a licensed pawnbroker. For these reasons, management believes that the fair value of pawn loans approximates their carrying value.

The Company's bank credit facilities bear interest at rates which adjust frequently based on market rate changes. Accordingly, management believes that the fair value of that debt approximates its carrying value. The fair value of investor notes payable was estimated based on market values for debt issues with similar characteristics, or interest rates currently available for debt with similar terms. Management believes the fair values of those debts approximate their carrying value.

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

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Inventory
---------

Inventory consists of merchandise acquired from forfeited loans, merchandise purchased directly from the public and new merchandise purchased from vendors. Inventory is stated at the lower of cost (specific identification) or market.

Costs associated with the warehousing of merchandise totaling approximately $138,000 and $102,000 at December 31, 1997 and 1996 (Restated), respectively. A valuation allowance of approximately $213,000 has been reflected in inventory as of December 31, 1997.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment, 7-15 years for leasehold improvements and 15-39 years for buildings. Depreciation and amortization expense of property and equipment was $291,000 and $238,000 for the years ended December 31, 1997 and 1996 (Restated), respectively.

Intangible Assets
-----------------

Intangible  assets  consist  primarily  of  costs in  excess  of net  assets  of pawnshops  acquired  and  noncompete  agreements  with the  previous  owners  of pawnshops acquired. The costs in excess of net assets acquired and the noncompete agreements are amortized on a straight-line basis over 10 years and over the term of the agreements of 5 to 10 years, respectively. Recoverability is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which goodwill applies to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Amortization expense of intangible assets was $277,000, of which $167,000 relates to the write-off of goodwill and acquisition costs related to certain pawnshop locations abandoned and consolidated into other operations, and $54,000 for the years ended December 31, 1997 and 1996 (Restated), respectively.

Advertising Costs
-----------------

The Company expenses all advertising costs as incurred.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Income Taxes
------------

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

Earnings (Loss) Per Common Share
--------------------------------

During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. All prior period earnings per share data has been restated to reflect the requirements of SFAS 128.

Stock Options
-------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for all stock option plans. Under APB 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Use of Estimates in the Preparation of Financial Statements (continued)
-----------------------------------------------------------------------

Management of the Company has determined that a reserve for obsolescence of inventory is necessary in order to reflect a value for inventory that is not in excess of net realizable value. Management has calculated an estimate of the net realizable value of inventory and has recognized an allowance of approximately $213,000 in the accompanying financial statements. Actual net realizable value may differ from these results.

During 1997, the Company approved a plan to consolidate the operations of Advantage. The Company has recognized a liability and expense in 1997 of approximately $137,000 based upon the estimated costs to terminate leases on two of the store locations. Actual results could differ from these amounts.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements (continued)
-----------------------------------------------------

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) which standardizes the disclosure requirements for pensions and postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Reclassifications
-----------------

Certain balances in the December 31, 1996 (Restated) financial statements have been reclassified to conform to the December 31, 1997 presentation. The reclassifications had no effect on the financial condition, results of operations, or cash flows for December 31, 1996 (Restated).


Note 2 - Accounts Receivable
----------------------------

Major classifications of accounts receivable are as follows (in thousands):

                                                          December 31,
                                                       ------------------
                                                       1997          1996
                                                       ----          ----
                                                                  (Restated)

Employee receivables                                   $  3          $  5
Trade receivables                                        15            12
Other receivables                                         2             6
                                                       ----          ----
                                                         20            23
Less allowance for doubtful accounts                     (2)          (11)
                                                       ----          ----

                                                       $ 18          $ 12
                                                       ====          ====


Note 3 - Note Receivable - Related Party
----------------------------------------

As of December 31, 1996 (Restated), the Company had a note receivable - related party for $74,000, which consisted of advances due from a stockholder/officer. The note receivable was paid in full during 1997.

Interest income received from related parties was approximately $5,000, for each of the years ended December 31, 1997 and 1996 (Restated).

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 4 - Property and Equipment
-------------------------------

Property and equipment consisted of the following (in thousands):

                                                            December 31,
                                                        --------------------
                                                         1997          1996
                                                        -------      -------
                                                                    (Restated)

Land                                                    $   236      $   180
Buildings                                                   546          270
Equipment and vehicles                                    1,089        1,270
Leasehold improvements                                      796          755
                                                        -------      -------
                                                          2,667        2,475
Less accumulated depreciation and amortization             (859)      (1,143)
                                                        -------      -------

                                                        $ 1,808      $ 1,332
                                                        =======      =======


Note 5 - Intangible Assets
--------------------------

Intangible assets consisted of the following (in thousands):

                                                            December 31,
                                                       ---------------------
                                                        1997           1996
                                                       -----           -----
                                                                    (Restated)

Goodwill                                               $ 834           $ 717
Acquisition costs                                        115              84
Non-compete agreements                                    32             160
                                                       -----           -----
                                                         981             961
Less accumulated amortization                           (180)           (109)
                                                       -----           -----

                                                       $ 801           $ 852
                                                       =====           =====

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 6 - Accrued Expenses
-------------------------

Accrued expenses consisted of the following (in thousands):

                                                             December 31,
                                                          -----------------
                                                          1997         1996
                                                          ----         ----
                                                                    (Restated)

Accrued salaries and payroll taxes                        $160         $ 96
Accrued property and sales taxes                            95           83
Accrued interest-related parties                            11            8
Accrued income taxes                                       --             6
Accrued lease abandonment costs                            137          --
Other                                                       91           24
                                                          ----         ----

                                                          $494         $217
                                                          ====         ====


Note 7 - Line-of-Credit
-----------------------

The Company entered into an agreement with a bank for a line of credit of $1,000,000 due April 4, 1998. The interest rate is calculated at prime plus 1.75% which was 10.25% at December 31, 1997. Interest is payable monthly and the line is collateralized by substantially all of the assets of the Company and guaranteed by a former stockholder/officer. The outstanding balance at December 31, 1997 and 1996 (Restated) was $637,000 and $23,000, respectively.

The loan restricts certain changes in the Company's ownership structure, payments of dividends, dealings with insiders, restricts incurring debt and disposing of assets in addition to certain financial covenants. Although certain covenants were not met, a waiver was issued by the financial institution and the line was paid in full at maturity.

In addition, the Company is required to maintain certain deposits in support of the line-of-credit.


Note 8 - Notes Payable and Long-Term Debt
-----------------------------------------

Notes Payable - Related Parties
-------------------------------

The Company has notes payable to related parties, who are employees, stockholders or family members of stockholders or employees, totaling $802,000 and $638,000 as of December 31, 1997 and 1996 (Restated), respectively. These notes have interest payable monthly at rates of 8% to 15% per annum, mature during 1998 and are unsecured. These notes are subordinated to the banks line-of- credit.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 8 - Notes Payable and Long-Term Debt (continued)
-----------------------------------------------------

Notes Payable
-------------

The  Company  has notes  payable to various  individuals  which are due prior to
December 1998. Interest on these notes is payable monthly, bi-monthly, quarterly, semi-annually and annually at rates ranging from 12% to 15%. The notes are unsecured and are subordinated to the current bank line-of-credit. The outstanding balance at December 31, 1997 and 1996 (Restated) was $579,000 and $624,000, respectively.

Long-Term Debt - Related Parties
--------------------------------

The Company has notes payable to related parties, who are stockholders or family members of stockholders, which are due on dates ranging from February 1998 to December 1999 totaling $264,000 and $300,000 as of December 31, 1997 and 1996 (Restated), respectively. These notes have interest rates of 10% to 15% per annum, and are unsecured. Interest is due monthly. These notes are subordinated to the current bank line-of-credit. As a condition of several note payable agreements, the Company issued warrants to purchase 9,000 shares of the Company's common stock, exercisable at $4.00 per share through 1999. A deferred charge of $10,000 has been recorded for the value of the warrants and will be amortized over the term of the loan, which is three years. Amortization of $3,000 and $300 was expensed for the years ended December 31, 1997 and 1996 (Restated), respectively.

Maturities of long term debt, related parties are as follows (in thousands):

Year Ending December 31,
------------------------

         1998                               $    103
         1999                                    153
         2000                                      3
         2001                                      3
         2002                                      2
                                            --------
                                                 264
         Less current portion                   (103)
                                            --------
                                            $    161
                                            ========

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 8 - Notes Payable and Long-Term Debt (continued)
-----------------------------------------------------

Long-Term Debt
--------------

Long term debt consists of the following (in thousands):

                                                               December 31,
                                                            --------------------
                                                             1997        1996
                                                            -------     -------
                                                                      (Restated)

Long-term debt to a finance  company due November 1999;
interest rate of 10% per annum;  principal and interest
of  $8,100  due  monthly;  collateralized  by  computer
equipment.  The  note  allows  for  up to  $250,000  in
principal.                                                 $   147      $   145

Note payable to an individual due April 2002;  interest
rate 15% per annum; due monthly; unsecured.                    450          --

Note  payable  to  an  individual;   due  August  2002;
interest rate of 12% per annum;  principal and interest
of $2,547 due monthly; collateralized by real estate.          224          --

Note  payable  to  bank  due  January  2003;   variable
interest  rate of 1.75%  above the  bank's  prime  rate
index  of 8.5% at  December  31,  1996;  principal  and
interest  of  $800  due  monthly;   collateralized   by
inventory; paid in full during 1997.                           --            40
                                                           -------      -------
                                                               821          185
Less current portion                                           (90)         (95)
                                                           -------      -------

                                                           $   731      $    90
                                                           =======      =======

Maturities of long-term debt are as follows (in thousands):

Year Ending December 31,
------------------------

         1998                                 $      90
         1999                                        66
         2000                                         5
         2001                                         6
         2002                                       654
                                              ---------
                                              $     821
                                              =========
                                      F-17

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 8 - Notes Payable and Long-Term Debt (continued)
-----------------------------------------------------

Long-Term Debt (continued)
--------------------------

Interest expense incurred on notes payable and long-term debt was $351,000 and $219,000 for the years ended December 31, 1997 and 1996 (Restated), respectively. Included in interest expense were amounts paid to related parties of approximately $143,000 and $92,000, for the years ended December 31, 1997 and 1996 (Restated), respectively.


Note 9 - Commitments and Contingencies
--------------------------------------

Operating Leases
----------------

The Company leased one pawnshop facility from a stockholder/officer through October 1997 at which time the Company acquired the building (Note 13). The Company leases one pawnshop facility from a stockholder and leases its other pawnshop facilities from unrelated parties under operating leases expiring in various years through 2006. Utilities, insurance and taxes are paid by the Company for all of the pawnshop facilities. The majority of the operating leases provide for an option to renew for one additional period of five years at the fair market value at the time of renewal.

Future minimum lease payments under noncancelable leases are as follows (in thousands):

                                       Related      Non-Related
Year Ending December 31,                Party         Parties        Total
------------------------              ---------      ---------     ---------

        1998                          $      18      $     525     $     543
        1999                                 -             507           507
        2000                                 -             433           433
        2001                                 -             387           387
        2002                                 -             251           251
        Thereafter                           -             280           280
                                      ---------      ---------     ---------

                                      $      18      $   2,383     $   2,401
                                      =========      =========     =========

Total future minimum lease payments above include a reduction of $9,000 for noncancelable sublease payments.

Rent expense was $644,000 and $552,000, for the years ended December 31, 1997 and 1996 (Restated), respectively. Included in rent expense were amounts paid to a stockholder/officer of $70,000 and $79,000 for the years ended December 31, 1997 and 1996 (Restated), respectively.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 9 - Commitments and Contingencies (continued)
--------------------------------------------------

Litigation
----------

The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position.

Insurance
---------

For the most part, the Company does not maintain theft insurance for personal property losses as management believes that the risk of loss does not justify the premium cost of coverage. Insurance is provided to insure against casualty loss, employee dishonesty and general business liability claims. Costs resulting from uninsured property losses will be charged against income upon occurrence. No material amounts for uninsured property losses were charged to operations for any of the periods presented.

Employment Agreements
---------------------

The Company has entered into an employment agreement with an officer of the Company. The agreement requires an annual salary of $150,000 and includes incentive compensation provisions. The agreement expires in December 2000.


Note 10 - Income Taxes
----------------------

The components of deferred tax assets and (liabilities) are as follows (in thousands):

                                                             December 31,
                                                           ----------------
                                                           1997        1996
                                                           ----        ----
                                                                    (Restated)

Total deferred tax assets                                  $  94       $  28
Total deferred tax (liabilities)                             (28)       (141)
                                                           -----       -----

         Net deferred tax assets (liabilities)             $  66       $(113)
                                                           =====       =====


                               U.S. PAWN, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements



Note 10 - Income Taxes (continued)
----------------------------------

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows (in thousands):

                                                                                December 31,
                                                                            -------------------
                                                                            1997           1996
                                                                            -----         -----
Temporary differences:                                                                  (Restated)

     Abandonment of leases                                                  $  51         $--
     Change in tax accounting method
      for service charges receivable                                         (111)          (60)
     Service charges receivable                                              --             (23)
     Property and equipment                                                    85            (9)
     Inventory                                                                 29           (38)
     Other                                                                     12            17
                                                                            -----         -----

                                                                            $  66         $(113)
                                                                            =====         =====

Income tax expense (benefit) consists of the following (in thousands):
                                                                                Year Ended
                                                                                December 31,
                                                                            -------------------
                                                                            1997           1996
                                                                            -----         -----
                                                                                       (Restated)

Current                                                                     $ 228         $ 458
Deferred                                                                     (179)          (18)
                                                                            -----         -----

                                                                            $  49         $ 440
                                                                            =====         =====

The current tax benefit associated with the exercise of stock options reduced taxes currently payable by approximately $225,000 in 1997. Such benefit is reflected as additional paid in capital.

The components of deferred income tax expense (benefit) are as follows (in thousands):

                                                                                Year Ended
                                                                                December 31,
                                                                            -------------------
                                                                             1997         1996
                                                                            -----         -----
                                                                                       (Restated)

Abandonment of leases                                                       $ (51)        $--
Depreciation and amortization                                                 (94)           21
Change in tax accounting method
 for service charges receivable                                                51           (20)
Service charges receivable                                                    (23)         --
Inventory                                                                     (67)          (23)
Other                                                                           5             4
                                                                            -----         -----

                                                                            $(179)        $ (18)
                                                                            =====         =====
                                             F-20


                               U.S. PAWN, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements



Note 10 - Income Taxes (continued)
----------------------------------

The following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (in thousands):

                                                              Year Ended
                                                             December 31,
                                                          ------------------
                                                          1997         1996
                                                          -----        -----
                                                                     (Restated)

Tax expense at federal statutory rates                    $  15        $ 408
     Goodwill amortization                                   14           29
     Non deductible items                                     3            5
     Other                                                   17           (2)
                                                          -----        -----

                                                          $  49        $ 440
                                                          =====        =====


Note 11 - Redeemable Preferred Stock
------------------------------------

The Company has authorized 1,000,000 shares of $10 par value, redeemable preferred stock. The preferred stock is redeemable only at the Company's option at par value. The preferred stock is nonvoting, cumulative, pays a monthly dividend at an annual rate of 9.5% and has the same rights in the event of liquidation as the common stockholders.


Note 12 - Common Stock, Options and Warrants
--------------------------------------------

Warrants
--------

In connection with a July 1993 private placement offering, the Company issued to an underwriter warrants to purchase up to 125,000 shares of common stock until July 31, 1998 at an exercise price of $3.00 per share. No warrants have been exercised at December 31, 1997.

In connection with $300,000 of notes payable issued during 1996, the Company issued warrants to purchase up to 9,000 shares of the Company's common stock for an exercise price of $4.00 per share through 1999. No warrants have been exercised at December 31, 1997.


                                     U.S. PAWN, INC. AND SUBSIDIARIES

                               Notes to Consolidated Financial Statements



Note 12 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Warrants (continued)
--------------------

A summary of the status of the Company's warrants follows:

                                                                           December 31,
                                                       ---------------------------------------------------
                                                                1997                        1996
                                                       ------------------------    -----------------------
                                                                                         (Restated)
                                                                      Weighted                   Weighted
                                                                      Average                    Average
                                                        Number of     Exercise     Number of     Exercise
                                                         Shares        Price        Shares         Price
                                                       ---------      --------     ---------     ---------

Outstanding at beginning of year                         134,000      $   3.07       125,000     $    3.00
         Granted                                              -             -          9,000          4.00
         Exercised                                            -             -             -             -
         Canceled                                             -             -             -             -
                                                       ---------      --------     ---------     --------

Outstanding at end of year                               134,000      $   3.07       134,000     $    3.07
                                                       =========      ========     =========     =========

Warrants exercisable at end of year                      134,000                     134,000
                                                       =========                   =========

Weighted average fair value of warrants granted
  during the year                                      $      -                    $    1.12
                                                       =========                   =========


The following information summarizes warrants outstanding and exercisable at December 31, 1997:


                                       Number of Warrants
                                         Outstanding and     Weighted Average
                                         Exercisable at          Remaining        Weighted Average
                                          December 31,          Contractual           Exercise
Range of exercise price                       1997                 Life                 Price
-----------------------                ------------------    ----------------     ----------------

$3.00 - $4.00                                     134,000                 .79      $          3.07
=============                          ==================    ================     ================


                                                  F-22


                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 12 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans
------------------------------

The Company's stock option plans provide for the granting of stock options to employees, key employees, consultants and directors. Under the plans, the Company has reserved 1,452,500 shares of common stock for issuance at prices not less than the fair market value at the date of grant. For options granted to an employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock on the date of grant. The maximum term of the options is ten years and all plans are fully vested at December 31, 1997.

A summary of the status of the Company's stock option plans follows:

                                                                            December 31,
                                                        ----------------------------------------------------
                                                                 1997                          1996
                                                        ----------------------       -----------------------
                                                                                           (Restated)
                                                                       Weighted                     Weighted
                                                                       Average                      Average
                                                        Number of      Exercise      Number of      Exercise
                                                         Shares         Price         Shares         Price
                                                        --------       -------       ---------      --------

Outstanding at beginning of year                         655,040       $  1.96         744,540      $  2.02
         Granted                                         125,000          3.47         300,000         2.11
         Exercised                                      (423,874)         1.96        (364,167)        1.77
         Canceled                                        (31,666)         1.72         (25,333)        2.42
                                                        --------       -------       ---------      -------

Outstanding at end of year                               324,500       $  2.71         655,040      $  1.96
                                                        ========       =======       =========      =======

Options exercisable at end of year                       324,500                       562,544
                                                        ========                     =========

Options available for future grant                       205,626                       292,960
                                                        ========                     =========

Weighted average fair value of options granted
  during the year                                       $    .86                     $     .33
                                                        ========                     =========


                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 12 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans (continued)
------------------------------------------

The following information summarizes stock options outstanding and exercisable at December 31, 1997:
                                    Number of
                                     Options
                                   Outstanding         Weighted
                                       and              Average        Weighted
                                  Exercisable at       Remaining        Average
                                   December 31,       Contractual      Exercise
Range of exercise prices               1997              Life            Price
------------------------          ---------------     -----------     ----------

   $.62 to $2.50                          181,875            5.12     $     1.77
   $2.50 to $3.50                         100,000            9.97           3.24
   $3.50 to $5.13                          42,625            3.93           4.38
   --------------                 ---------------     -----------     ----------

   $.62 to $5.13                          324,500            6.46     $     2.57
   =============                  ===============     ===========     ==========

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation cost has been recognized for these stock options plans in 1997 or 1996 for options granted to employees of the Company.

Had compensation cost for these plans been determined based on their fair value at the date of grant pursuant to SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows (in thousands except for per share data):

                                                                     December 31,
                                                               -----------------------
                                                                  1997          1996
                                                               --------       --------
                                                                             (Restated)

Net income (loss) - as reported                                $    (41)      $   703
Net income (loss) - pro forma                                  $   (150)      $   703
Earnings (loss) per share - as reported                        $   (.01)      $   .22
Earnings (loss) per share - pro forma                          $   (.04)      $   .22
Earnings (loss) per share, assuming dilution - as reported     $   (.01)      $   .19
Earnings (loss) per share, assuming dilution - pro forma       $   (.04)      $   .19


                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 12 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans (continued)
------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield                                        - %
Expected stock price volatility                             52.05%
Risk free interest rate                                      6.00%
Expected life of options                                     1.5 years
Expected vesting period                                      1.5 years

Earnings (Loss) Per Share
-------------------------

The following table sets forth the computation of earnings (loss) per common share:

                                                             Year Ended
                                                             December 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
                                                                     (Restated)
Numerator:
       Net income (loss) available for common
        stockholders
                                                       $  (41,000)   $  703,000
                                                       ==========    ==========

Denominator:
       Denominator for basic earnings per share
        - weighted average shares
                                                        3,730,715     3,266,799
       Effect of dilutive securities:
        Stock options and warrants                           --         387,758
                                                       ----------    ----------
       Denominator for diluted earnings per share
        - adjusted weighted average shares and
        assumed conversions                             3,730,715     3,654,557
                                                       ==========    ==========

Earnings (loss) per common share                       $     (.01)   $      .22
                                                       ==========    ==========

Earnings (loss) per common share - assuming dilution   $     (.01)   $      .19
                                                       ==========    ==========

The  numerators  for  earnings  (loss) per common  share  consists of net income
(loss) adjusted only for dividends paid to preferred stockholders.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 13 - Related Party Transactions
------------------------------------

In addition to transactions with related parties discussed throughout the notes to financial statements, the following related party transactions have occurred:

Two stockholders/directors of the Company are attorneys who have provided certain legal services to the Company. Legal fees incurred totaled approximately $47,000 and $26,000, for the years ended December 31, 1997 and 1996 (Restated), respectively. In addition, one of these attorneys was paid a finder's fee or loan origination fee in 1997 of $20,000 for the $450,000 note payable.

In October 1997, a stockholder/officer resigned from his position with the Company. The terms of the resignation agreement between the Company and the stockholder/officer provided that (i) the Company purchase certain real estate from the stockholder/officer valued at $332,000 in consideration of the Company assuming a $224,000 mortgage and the cancellation of amounts due to the Company from the stockholder of $108,000 and; (ii) redeem for cash options to purchase 223,250 common shares of the Company exercisable by the stockholder/officer for approximately $267,000.


Note 14 - Significant Fourth Quarter Adjustments
------------------------------------------------

During the fourth quarter of fiscal 1997, the Company recognized a valuation allowance for inventory and wrote-off intangible assets and lease abandonment costs associated with the store closures under a plan to consolidate the operations of four stores located in Cheyenne, Wyoming. The total charge to earnings for these transactions was approximately $517,000.


Note 15 - Acquisition Activity
------------------------------

Effective on February 1, 1996, the Company acquired 80% of the outstanding stock of Advantage for an aggregate purchase price of $188,000. Under the agreement, the sellers received $83,000 in cash and 45,000 shares of the Company's common stock valued at $105,000. The Company also agreed to guarantee $105,000 in liabilities of Advantage. The assets acquired consisted primarily of inventory and pawn loans valued at $226,000 and liabilities assumed of $147,000. The purchase price in excess of assets acquired of $109,000 was recorded as goodwill. The Company also paid $22,500 in cash for an agreement not to compete. During 1997, the Company acquired an additional 14% of Advantage for an aggregate purchase price of $37,489. The minority stockholders received $19,615 in cash and a promissory note of $17,874 of which $13,405 was outstanding as of December 31, 1997.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 15 - Acquisition Activity (continued)
------------------------------------------

On August 2, 1996, the Company acquired the assets of City National Pawn, which consisted of three pawnshops; one in Ft. Collins, Colorado and two in Cheyenne, Wyoming. Substantially all of the assets of the three pawnshops were acquired for an aggregate purchase price of $775,000. The assets consisted primarily of inventory and pawn loans which were valued at $518,000. The purchase price in excess of assets acquired of $247,000 was recorded as goodwill.

On December 9, 1996, the Company acquired all of the outstanding stock in Bobby's Pawnshop, Inc. (Bobby's) for an aggregate purchase price of $700,000. The sellers received $27,000 in cash and a note payable of $673,000 which was paid in March 1997. The assets consist primarily of inventory and pawn loan receivables which were valued at approximately $480,000. The purchase price in excess of assets acquired of $220,000 has been recorded as goodwill. Bobby's operates one pawnshop in Las Vegas, Nevada.

On December 9, 1996, the Company agreed to issue approximately 250,000 shares of its common stock for 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's (Bill's). The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements of the Company for December 31, 1996 included the accounts and operations of Bill's for all periods therein presented. On November 14, 1997, the merger was rescinded by mutual agreement of the parties. The agreement to rescind the merger obligates the Company to pay $220,000 to Bill's shareholders. Accordingly, the consolidated financial statements of the Company for December 31, 1996 have been restated from previously reported amounts to exclude the accounts and operations of Bill's.

In connection with the Bill's merger, $20,000 of merger costs and expenses ($13,000 after tax or $.01 per share) were incurred in 1996 and were charged to operations. The merger costs and expenses consisted of legal, accounting, travel and employee salaries.

The balance sheet as of December 31, 1996 which would reflect the Bill's recission as if it occurred prior to December 31, 1996 is as follows (in thousands):
                                                                      Restated
                                        U.S. Pawn        Bill's       Balance
                                        ---------       -------       -------
                                      (As Reported)

Current assets                            $7,286        $ (336)        $6,950
Property and equipment                     1,397           (65)         1,332
Other assets                                 901           (27)           874
                                          ------        ------         ------

     Total assets                         $9,584        $ (428)        $9,156
                                          ======        ======         ======

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 15 - Acquisition Activity (continued)
------------------------------------------

                                                                        Restated
                                             U.S. Pawn      Bill's       Balance
                                             ---------      ------       -------
                                           (As Reported)

Current liabilities                            $2,473       $  (27)      $2,446
Long-term debt                                    322          (32)         290
Deferred income taxes                             113         --            113
Minority interest                                  42         --             42
Stockholders' equity                            6,634         (369)       6,265
                                               ------       ------       ------

     Total liabilities and
      stockholders' equity                     $9,584       $ (428)      $9,156
                                               ======       ======       ======

On June 17, 1997, the Company acquired all of the outstanding common stock of Pawn Warehouse Outlet, Inc. (Pawn) a pawnshop located in Omaha, Nebraska for an aggregate purchase price of $435,000. Under the agreement, the sellers received 75,666 shares of the Company's common stock valued at $275,000 and cash in the amount of $160,000 in payment of a note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed. The purchase price in excess of the assets acquired of approximately $196,000 has been recorded as goodwill. The operating results of Pawn have been included in the Company's consolidated financial statements since the date of acquisition.

The assets and liabilities acquired were as follows (in thousands):

Assets acquired
---------------

Cash                                                                $ 10
Service charges receivable                                            57
Pawn loans                                                           194
Inventory                                                            165
Prepaid and other assets                                               5
Property and equipment                                                 9
                                                                    ----
                                                                     440
                                                                    ----
Liabilities assumed
-------------------

Line-of-credit                                                       190
Accrued liabilities                                                    4
Customer deposits                                                      7
                                                                    ----
                                                                     201
                                                                    ----
                                                                     239
Aggregate purchase price                                             435
                                                                    ----

Goodwill                                                            $196
                                                                    ====

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 15 - Acquisition Activity (continued)
------------------------------------------

The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and Pawn for the years shown as if the acquisition had taken place at the beginning of the years shown. Appropriate adjustments have been made to reflect the cost basis used in recording these acquisitions.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates referred to above, that have resulted since the dates of the acquisitions or that may result in the future (in thousands, except per share amounts):
                                                             Year Ended
                                                            December 31,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
                                                      (Unaudited)   (Unaudited)
                                                                    (Restated)

Revenues                                               $ 13,058      $ 10,959
Net income allocated to common stockholders            $    (21)     $    708
Income per common and common equivalent share          $   (.01)     $    .19


Note 16 -  Supplemental  Information  to  Statement  of Cash  Flows for  Noncash
--------------------------------------------------------------------------------
Investing and Financing Activities (in Thousands)
-------------------------------------------------


                                                                 Year Ended
                                                                December 31,
                                                             -----------------
                                                               1997      1996
                                                             -------   -------
                                                                      (Restated)

Cash paid during the year for interest                       $   335   $   218
                                                             =======   =======

Cash paid during the year for income taxes                   $   338   $   493
                                                             =======   =======

Transfer of forfeited pawn loan collateral to inventory      $ 3,893   $ 3,299
                                                             =======   =======

Note issued in acquisition of minority interest              $17,874   $  --
                                                             =======   =======

ITEM 8. - DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

On March 26, 1998 the Company's principal independent accountant resigned due to certain independence issues. On March 30, 1998 the Company engaged a new independent accountant. On March 31, 1998 a Form 8-K, which is incorporated herein by reference, was filed reflecting this change.

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1998.

ITEM 10. - EXECUTIVE COMPENSATION
---------------------------------

Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1998.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1998.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement, to be disseminated on or before April 30, 1998.

ITEM 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.     Financial Statements:
           ---------------------

The following consolidated financial statements are included in Part II, Item 7 for the years ended December 31, 1997 and 1996 (Restated): Balance Sheets, Statements of Operations, Statements of Changes in Stockholder's Equity, Statements of Cash Flows and Notes to Financial Statements.

2.     Financial Statements Schedules:
--------------------------------------
       None.

3.     Exhibits:
----------------

 Exhibit #10.1  Stock Purchase Agreement, dated April 11, 1997
 Exhibit #10.2  Agreement and Plan of Merger, dated June 16, 1997
 Exhibit #10.3  Schedule 13-G, dated August 22, 1997, incorporated herein by reference
 Exhibit #10.4  Schedule 14-F, dated September 26, 1997, incorporated herein by reference
 Exhibit #10.5  Resignation Agreement, dated October 29, 1997
 Exhibit #10.6  Settlement  Agreement,  dated  November 14, 1997
 Exhibit #10.7  Schedule 13-D, dated December 23, 1997, incorporated herein by reference

 Exhibit #27.1  Financial Data Schedule.

(b) Reports on Form 8-K: During the twelve months covered by this report, the Company filed one report on form 8-K on November 14, 1997 to report a change in management control of the Company.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on April 15, 1998 on its behalf by the undersigned, thereto duly authorized.

                                               U.S. PAWN, INC.


                                               By  /s/  Charles C. Van Gundy
                                                   -----------------------------
                                                   Charles C. Van Gundy
                                                   Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 1998.


Signature                           Capacity
---------                           --------


/s/  Charles C. Van Gundy           Chief Executive Officer,
----------------------------        Chief Financial Officer,
                                    (Principal Accounting Officer)
                                    and Director


/s/  Gary A. Agron                  Director
----------------------------
Gary A. Agron


/s/  Jack Skidell                   Director
----------------------------
Jack Skidell


/s/  Mark Honigsfeld                Director
----------------------------
Mark Honigsfeld