Form 10QSB
period 1998-03-31
U S PAWN INC
filed 1998-05-15
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                      84-0819941
             --------                                      ----------
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

                            Yes    X      No
                                -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 3,772,779 shares as of May 14, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                     ASSETS
                                     ------

                                                             March      December
                                                           31, 1998     31, 1997
                                                           --------     --------


CURRENT ASSETS:
         Cash                                              $   661       $   791
         Service charges receivable                            491           534
         Pawn loans                                          3,368         3,711
         Accounts receivable, net                               18            18
         Income taxes receivable                               282           356
         Deferred income taxes                                  90            94
         Inventory                                           2,242         2,343
         Prepaid expenses and other                            186           124
                                                           -------       -------

                  Total current assets                       7,338         7,971

PROPERTY AND EQUIPMENT, at cost, net                         1,751         1,808

INTANGIBLE ASSETS, net                                         777           801

OTHER ASSETS                                                    20            20
                                                           -------       -------

                                                           $ 9,886       $10,600
                                                           =======       =======







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             March      December
                                                            31, 1998    31, 1997
                                                            --------    --------
CURRENT LIABILITIES:
         Line of credit                                      $    62     $   637
         Accounts payable                                         92          48
         Customer layaway deposits                                77          70
         Accrued expenses                                        401         494
         Notes payable-related parties                           762         802
         Notes payable                                           432         579
         Current portion of
           long-term debt-related parties                        103         103
         Current portion of long-term debt                        92          90
                                                             -------     -------

                  Total current liabilities                    2,021       2,823

LONG-TERM DEBT, less current portion:
         Long-term debt-related parties                          152         161
         Long-term debt                                          707         731

DEFERRED INCOME TAXES                                             10          28
                                                             -------     -------

                  Total Liabilities                            2,890       3,743
                                                             -------     -------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,800 shares issued and outstanding                          378         378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,772,779 and 3,772,779
   shares issued and outstanding                               4,687       4,687
  Additional paid-in capital                                     805         805
  Retained earnings                                            1,126         987
                                                             -------     -------

                  Total Stockholders' Equity                   6,996       6,857
                                                             -------     -------

                                                             $ 9,886     $10,600
                                                             =======     =======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                            1998       1997
                                                           -------    ------
                                                                    (Restated)
REVENUES:
         Sales                                             $ 1,687    $ 1,616
         Pawn service charges                                1,342      1,386
         Other income                                           14         21
                                                           -------    -------

                  Total Revenues                             3,043      3,023
                                                           -------    -------

COST OF SALES AND EXPENSES:
         Cost of sales                                       1,374      1,243
         Operations                                            971        948
         Administration                                        281        364
         Depreciation and amortization                          96         80
                                                           -------    -------

                  Total Cost of Sales and Expenses           2,722      2,635
                                                           -------    -------

INCOME FROM OPERATIONS                                         321        388
                                                           -------    -------

OTHER (EXPENSES)
         Interest                                              (34)       (34)
         Interest, related parties                             (70)       (36)
                                                           -------    -------

                  Total other (expenses)                      (104)       (70)
                                                           -------    -------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                            217        318
PROVISION FOR INCOME TAXES                                      69        118
                                                           -------    -------

INCOME BEFORE MINORITY INTEREST                                148        200
MINORITY INTEREST                                             --           (4)
                                                           -------    -------

NET INCOME                                                     148        196
DIVIDENDS ON PREFERRED STOCK                                    (9)        (9)
                                                           -------    -------

EARNINGS AVAILABLE FOR COMMON STOCKHODLERS'                $   139    $   187
                                                           =======    =======

EARNINGS PER COMMON SHARE                                  $  0.04    $  0.05
                                                           =======    =======
EARNINGS PER COMMON SHARE, ASSUMING DILUTION               $  0.04    $  0.05
                                                           =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                3,773      3,604
                                                           =======    =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, ASSUMING DILUTION                             3,879      3,943
                                                           =======    =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                             U.S. PAWN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                          (Amounts in thousands)

                                                                              Three Months Ended March 31,
                                                                              ---------------------------
                                                                                1998               1997
                                                                              -------             -------
                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                           $   148             $   196
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                             96                  80
         Deferred income taxes                                                    (14)                (49)
         Minority interest in subsidiary earnings                                --                     4
         Changes in:
           Service charges receivable                                              43                  12
           Inventory, excluding forfeited loan collateral                         987                 834
           Accounts receivable                                                   --                    12
           Income taxes receivable                                                 73                --
           Prepaid expenses and other                                             (62)                 81
           Accounts payable                                                        44                  70
           Accrued expenses                                                       (93)               --
           Income taxes payable                                                  --                   142
           Customer layaway deposits                                                7                  13
                                                                              -------             -------

           Net Cash Provided by Operating Activities                            1,229               1,395
                                                                              -------             -------

CASH FLOWS (TO) INVESTING ACTIVITIES:
         Pawn loans made                                                       (2,606)             (2,839)
         Pawn loans repaid                                                      2,063               1,995
         Purchase of property and equipment                                       (15)               (325)
         Payments on notes receivable-related parties                            --                     9
         Decrease(increase) in other assets                                      --                   (37)
                                                                              -------             -------

          Net cash (Used) by Investing Activities                                (558)             (1,197)
                                                                              -------             -------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
         Dividends paid                                                            (9)                 (9)
         Payments on notes payable and long-term debt                            (744)                (34)
         Issuance of notes payable-related parties                                 10                  67
         Payments on notes payable-related parties                                (58)                 (8)
         Issuance of common stock, net of offering costs                         --                   324
                                                                              -------             -------

          Net Cash Provided (used) by Financing Activities                       (801)                340
                                                                              -------             -------

                                    NET INCREASE (DECREASE) IN CASH              (130)                538
CASH, beginning of period                                                         791                 677
                                                                              -------             -------

CASH, end of period                                                           $   661             $ 1,215
                                                                              =======             =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                                    $   100             $    61
                                                                              =======             =======

                  Income taxes                                                $  --               $  --
                                                                              =======             =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                                          $   886             $   856
                                                                              =======             =======





                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       5

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying  unaudited  condensed  consolidated  financial  statements (the
"financial statements") include the accounts of U.S. Pawn, Inc. and its subsidiaries (the "Company"). All material inter-company transactions have been eliminated upon consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

The three months ended March 31, 1997 have been restated to present as a purchase an acquisition completed during 1997 which had been previously reported as a pooling of interests and to reflect a rescinded merger previously reported as a pooling of interests. (See Note 2).

NOTE 2 - ACQUISITIONS

On December 9, 1996, the Company agreed to issue approximately 250,000 shares of its common stock for 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill's") in Henderson, Nevada. The merger was accounted for as a pooling of interests, and accordingly, the financial statements for the three months ended March 31, 1997 included the accounts and operations of Bill's for all periods presented. On November 14, 1997, the merger was rescinded by mutual agreement of the parties. Accordingly, the financial statements of the Company for the three months ended March 31, 1997 have been restated from previously reported amounts to exclude the accounts and operations of Bill's.

On June 17, 1997, the Company acquired all of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for an aggregate purchase price of $435,000. Under the agreement, the sellers received 75,666 shares of the Company=s common stock valued at $275,000 and cash in the amount of $160,000 in payment of a note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed. The purchase price in excess of the assets acquired of approximately $196,000 has been recorded as goodwill. Under the purchase method of accounting, the results of PWOI have been included in the Company's financial statements since the date of acquisition. In the March 31, 1997 financial statements the merger was accounted for as a pooling of interests, and accordingly, the financial statements for the three months ended

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - ACQUISITIONS (continued)

March 31, 1997 included the accounts and operations of PWOI for all periods presented. The financial statements of the Company for the three months ended March 31, 1997 have been restated from previously reported amounts to exclude the accounts and operations of PWOI and to reflect the merger using the purchase method of accounting.

NOTE 3 - INCOME TAXES

The provision for income taxes has been recorded based upon the Company's estimate of the expected annualized effective tax rate for each interim period presented. Deferred income taxes have been recorded in accordance with generally accepted accounting principles under SFAS 109.

NOTE 4 - EARNING PER COMMON SHARE

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. All prior period earnings per share data has been restated to reflect the requirements of SFAS 128.

NOTE 5 - CONTINGENCIES

The Company is party to a number lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

U.S. Pawn, Inc. (the "Company") is one of five publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 96% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. The Company currently owns and operates fifteen (15) pawnshops, of which twelve (12) are located Colorado, one
(1) in Wyoming, one (1) in Nevada, and one (1) in Nebraska.

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

Expansion of Operations

As an integral part of its business strategy, the Company intends to continue concentrating multiple pawnshops in specific geographic areas in order to achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently the Company has 80% of its store locations clustered in Colorado with 73.3% of its stores in the Denver, Colorado Metropolitan Area ("Denver"). The Company's recent growth has resulted from the acquisition of existing pawn shops that management believes will favorably respond to the Company's management systems.

Management believes that the Company is properly positioned to be successful in the markets in which it operates in the near term. Management intends to continue its analysis of the markets in which it currently operates and may decide to expand or contract in its current market areas or enter new markets which management feels will further its operating strategies.

Management believes that while expanding its market share through the careful acquisition of existing locations may be more cost efficient than opening new pawn shops, establishing new pawn shops should be an important part of any expansion strategy. Management believes that additional pawn shops in market
clusters   will  provide   economies  of  scale  in   supervision,   purchasing,
administration and marketing. The Company's primary pawn shop acquisition criteria include the perceived competence of current management, the annual number of pawn transactions, the outstanding pawn loan balances, the quality and quantity of pawn shop inventory, pawn shop locations, number of competitive pawn shops in the market area, lease terms and physical condition of the pawn shop.

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

Management's ability to establish, identify, acquire or profitably manage additional locations or successfully integrate their operations without substantial costs, delays or other unanticipated problems is a risk factor for future expansion. There can be no assurance that any new pawn shops established or any entity that the Company acquires will achieve profitability that justifies the Company's investment. Establishing new locations and/or acquisitions involve a number of risks, which may include: adverse short-term effects on the Company's reported operating results and cash flows; diversion of management's attention; dependence on retraining, hiring and training key personnel; and the effects of amortization of intangibles. Such risks could have adverse effects on the Company's operations and financial performance. As the Company expands, the Company will be required to supplement its existing management team in order to effectively manage the acquired entities and successfully implement its acquisition and operating strategies.

On December 9, 1996, the Company agreed to acquire 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill"s") in Henderson, Nevada in exchange for approximately 250,000 shares of the Company's common stock valued at $1,000,000. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements of the Company for March 31, 1997 included the accounts and operations of Bill's for all periods therein presented. On November 14, 1997, the merger was rescinded by mutual agreement of the parties. The agreement to rescind the merger obligates the Company to pay $220,000 to Bill's shareholders. Accordingly, the consolidated financial statements of the Company for March 31, 1997 have been restated from previously reported amounts to exclude the accounts and operations of Bill's.

On June 17, 1997, the Company acquired 100% of the common stock in Pawn Warehouse Outlet, Inc. ("PWOI") located in Omaha, Nebraska for an aggregate purchase price of $435,000. The sellers received 75,666 shares of the Company's common stock valued at $275,000 and cash in the amount of $160,000 in payment of a PWOI note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed. The purchase price in excess of assets acquired of $196,000 was recorded as goodwill. The operating results of PWOI have been included in the Company's consolidated financial statements since the date of acquisition.

On March 10, 1998, the Company executed a letter of intent to sell certain assets of its one pawn shop in Las Vegas, Nevada. The assets to be transferred include the pawn loans, pawn license, trade fixtures and trade name of Bobby's Pawn Shop, Inc. The Company acquired Bobby's Pawn Shop, Inc. in a purchase transaction in December 1996. The transaction is contingent upon, among other things, the purchaser securing the necessary approvals for the transfer of the pawn license and the assignment of the Company's operating lease for the location.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 ("1998 Quarter") Compared to Three Months Ended March 31, 1997, Restated ("1997 Quarter")

Revenues
Total revenues for the 1998 Quarter increased by 0.7% to $3,043,000 from $3,023,000 for the 1997 Quarter. During the 1998 Quarter, same store (the "Colorado Market") operations (12 stores) generated revenues of $2,473,000 and $2,541,000 during the 1997 Quarter. Stores acquired in other markets ("Other Market Stores")generated revenues of $570,000 in the 1998 Quarter (3 stores)and $482,000 during the 1997 Quarter (5 stores). The increase in revenues reflects an improvement of 4.4% in merchandise sales to $1,687,000 from $1,616,000, a decrease of 3.2% in pawn service charges to $1,342,000 from $1,386,000, and a
33.3 % decrease in other income to $14,000 from $21,000. As a percentage of total revenues, merchandise sales increased to 55% from 53% and pawn service charges decreased to 44% from 46% during the 1998 Quarter as compared to the 1997 Quarter. This revenue mix is inconsistent with the Company's historical experience of 53% merchandise sales and 46% pawn service charge income. The shift in the revenue mix is primarily the result of a lower yield on average pawn loans outstanding during the 1998 Quarter as compared to the 1997 Quarter. (See "Pawn Service Charges" below.)

Merchandise Sales
During the 1998 Quarter, the Colorado Market generated merchandise sales of $1,373,000 and $1,375,000 during the 1997 Quarter. Other Market Stores posted merchandise sales of $314,000 for the 1998 Quarter and $241,000 for the 1997 Quarter. For the 1998 Quarter, the Company's annualized inventory turnover rate was 2.4 times with a gross profit margin on sales of 18.6% as compared to 2.3 times and 23.1% for the 1997 Quarter. The decrease in the gross profit on sales percentage is due primarily to the Company's initial efforts to increase inventory turns through the discounting of slower moving merchandise. Gross profit on sales percentages may continue to remain below historical comparisons as management continues to liquidate slower moving inventories. The Company expects its annualized inventory turnover rate to approximate 3.0 times and to produce gross margins on sales of approximately 20% for the twelve months ending December 31, 1998 (Fiscal 1998).

Pawn Service Charges
During the 1998 Quarter, the Colorado Market generated pawn service charges of $1,089,000 as compared to $1,151,000 for the 1997 Quarter. Other Market Stores contributed pawn service charges of $253,000 for the 1998 Quarter and $235,000 for the 1997 Quarter. The Company's pawn loan balance outstanding decreased $343,000 or 9.2% to $3,368,000 from $3,711,000 at December 31, 1997. The decrease in the pawn loan balance during the 1998 Quarter consisted primarily of a decrease of $281,000 in the Colorado Market and a decrease of $62,000 in Other Market Stores. The decrease in the Company's pawn loans outstanding is primarily the result of a $270,000 or 9.4% decrease in new pawn loans written during the 1998 Quarter as compared to the 1997 Quarter. The decrease in new pawn loans written during the 1998 Quarter consisted primarily of a decrease of $347,000 in the Colorado Market, a net decrease of $45,000 in the Wyoming and Nevada stores and new loans written in the Nebraska store of $122,000. Management believes that the decrease in the pawn loan balance during the 1998 Quarter is due primarily to the strong overall economy in its Colorado Market, which may have had the effect of dampening the demand for pawn loans. Management is currently analyzing the available market data further to determine if a trend is developing. Strategies to increase the number of pawn loans written are currently under evaluation. Management is anticipating that pawn loan demand may remain weak for the remainder of fiscal 1998. As a result of the conditions described above, the Company realized an annualized pawn service charge equal to 152% for the 1998 Quarter as compared to 166% for the 1997 Quarter.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) remained at 30% for the 1998 and 1997 Quarter. The Company's forfeiture rate is believed to be slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 35% for Fiscal 1998.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1998 Quarter increased 3.3% to $2,722,000 as compared to $2,635,000 for the 1997 Quarter. As a percentage of total revenues, total cost of sales and expenses for the 1998 Quarter increased to 89.4% from 87.2% as compared to the 1997 Quarter. The increase in total cost of sales and expenses as a percentage of total revenues is comprised primarily of a 10.5% increase in cost of sales, a 2.4% increase in operating expenses, a 22.8% decrease in administration, and a 0.2% increase in depreciation. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in the future.

Operating Expenses
Operating expenses increased during the 1998 Quarter by $23,000 or 2.4% to $971,000 from $948,000 as compared to the 1997 Quarter. The increase in operating expenses is due primarily to the store acquired in Nebraska. However, as a percentage of total revenues, operating expenses increased slightly to 31.9% for the 1998 Quarter as compared to 31.4% for the 1997 Quarter. The consolidation of the Company's four store cluster in Wyoming into a single location was completed in mid-February 1998. As a result, management anticipates that operating expenses as a percentage of revenues for this market will decrease during the remainder of Fiscal 1998.

Administration
Administrative overhead decreased during the 1998 Quarter by $83,000 or 22.8% to $281,000 from $364,000 as compared to the 1997 Quarter. As a percentage of total revenues, administrative overhead decreased to 9.2% from 12.0%. The decrease in administrative overhead is due primarily to reductions in salary expense and related employee benefits of $74,000 during the 1998 Quarter as compared to the 1997 Quarter. Management anticipates that administrative overhead as a percentage of total revenues will remain at 1998 Quarter levels for the remainder of Fiscal 1998.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the 1998 Quarter by $16,000 or 0.2% due to goodwill acquired as a result of acquisitions and new equipment purchased to replace fully utilized equipment.

Other Expense
Interest expense increased $34,000 or 48.6% during the 1998 Quarter due to the Company's increased use of its bank line of credit and private debt financing. The Company reduced its outstanding debt during the 1998 Quarter by $792,000. Management anticipates further debt repayments during the remainder of Fiscal 1998 and, as a result, interest expense for Fiscal 1998 to decrease as compared to Fiscal 1997.

Operating Results
Income from operations for the 1998 Quarter decreased by 31.8% to $217,000 from $318,000 as compared to the 1997 Quarter. After accounting for the effects of income taxes, preferred dividends and minority interest, net income for the 1998 Quarter decreased 25.73% to $139,000 from $187,000 as compared to the 1997 Quarter.

Earnings Per Share
Earnings per share, as well as earnings per share, assuming dilution for the 1998 Quarter equaled $0.04 as compared to $0.05 for the 1997 Quarter. The weighted average number of shares outstanding increased by 4.7% in the 1998 Quarter to 3,772,779 from 3,604,385 as a result of the issuance of common shares in connection with the Nebraska acquisition and the exercise of stock purchase options during Fiscal 1997. The weighted average number of shares outstanding, assuming dilution decreased by 1.6% in the 1998 Quarter to 3,878,686 from 3,943,405 in the 1997 Quarter as a result of the exercise of stock purchase options during Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 3.3% to $5,317,000 at March 31, 1998 from $5,148,000 at December 31, 1997. Total assets decreased during the 1998 Quarter by $714,000 mainly due to decreases in cash, pawn loans and inventory. Total stockholders' equity increased during the 1998 Quarter by $139,000 as a result of profits, net of income taxes and preferred dividends.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1998 Quarter, the Company raised sufficient capital to satisfy all capital requirements.

During the 1998 Quarter, the Company maintained a bank line of credit totaling $1,000,000. As of March 31, 1998, the Company had borrowed $62,000 under this credit facility. The agreement is renewable on an annual basis and was fully paid on its maturity date of April 4, 1998. The Company is currently negotiating a renewal of this credit facility.

The private borrowing which comprises $1,766,000 of the total liabilities are due in 1998 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

The Company plans to continue expanding its operating base with acquisitions of existing pawn shops and the development of new locations by actively seeking such locations. The Company expects to fund this expansion and meet its on-going working capital needs with internally generated funds, debt or equity offerings if needed and additional lines of credit. There can be no assurance however, that such debt or equity offerings and lines of credit will be available to the Company.

The  Company  has  experienced  that new  start-up  stores  generally  result in operating  losses  during  the  first  three to  twelve  months  of  operations.
Leasehold improvements and equipment costs for new stores have ranged from approximately $75,000 to $100,000 per store. Acquisition of existing pawn shops generally result in immediate increases in operating income. However, acquisitions also generally result in an increase in intangibles due to purchase prices which may be in excess of the value of assets acquired. Such intangibles are then amortized to expense over their estimated useful lives.

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

None.

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

(a)      Exhibit #27.1 Financial Data Schedule.

(b) Reports on Form 8-K: During the three months covered by this report, the Company filed one report on form 8-K on March 31, 1998 to report a change in its independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: May 15, 1998                              U.S. PAWN, INC.
                                            ----------------------
                                                 (Registrant)



                                            /s/  Charles C. Van Gundy
                                            ------------------------------------
                                            Charles C. Van Gundy
                                            President
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            (Principal Accounting Officer)