Form 10QSB
period 1998-06-30
U S PAWN INC
filed 1998-08-14
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

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

Common Stock, No Par Value, 3,830,279 shares as of August 11, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                     ASSETS
                                     ------

                                                            June        December
                                                          30, 1998      31, 1997
                                                          --------      --------


CURRENT ASSETS:
         Cash                                              $   418       $   791
         Service charges receivable                            542           534
         Pawn loans                                          3,558         3,711
         Accounts receivable, net                               21            18
         Income taxes receivable                               222           356
         Deferred income taxes                                  42            94
         Inventory                                           2,062         2,343
         Prepaid expenses and other                            172           124
                                                           -------       -------

                  Total current assets                       7,037         7,971

PROPERTY AND EQUIPMENT, at cost, net                         1,692         1,808

INTANGIBLE ASSETS, net                                         751           801

OTHER ASSETS                                                    21            20
                                                           -------       -------

                                                           $ 9,501       $10,600
                                                           =======       =======



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              June      December
                                                            30, 1998    31, 1997
                                                            --------    --------

CURRENT LIABILITIES:
         Line of credit                                      $  --       $   637
         Accounts payable                                         74          48
         Customer layaway deposits                                70          70
         Accrued expenses                                        260         494
         Notes payable-related parties                           676         802
         Notes payable                                           273         579
         Current portion of
           long-term debt-related parties                        153         103
         Current portion of long-term debt                        94          90
                                                             -------     -------

                  Total current liabilities                    1,600       2,823

LONG-TERM DEBT, less current portion:
         Long-term debt-related parties                           61         161
         Long-term debt                                          682         731

DEFERRED INCOME TAXES                                              5          28
                                                             -------     -------

                  Total Liabilities                            2,348       3,743
                                                             -------     -------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,800 shares issued and outstanding                          378         378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,772,779 and 3,772,779
   shares issued and outstanding                               4,687       4,687
  Additional paid-in capital                                     805         805
  Retained earnings                                            1,283         987
                                                             -------     -------

                  Total Stockholders' Equity                   7,153       6,857
                                                             -------     -------

                                                             $ 9,501     $10,600
                                                             =======     =======



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                          U.S. PAWN, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                           (Amounts in thousands, except per share data)

                                           Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
                                         ----------------------            ----------------------
                                           1998           1997              1998           1997
                                           ----           ----              ----           ----
                                                       (Restated)                       (Restated)
REVENUES:
         Sales                           $ 1,562        $ 1,635            $ 3,249        $ 3,251
         Pawn service charges              1,289          1,338              2,631          2,724
         Other income                         18             23                 32             44
                                         -------        -------            -------        -------

         Total Revenues                    2,869          2,996              5,912          6,019
                                         -------        -------            -------        -------

COST OF SALES AND EXPENSES:
         Cost of sales                     1,260          1,212              2,634          2,455
         Operations                          897            923              1,868          1,872
         Administration                      268            415                549            778
         Depreciation and
          amortization                        99            110                195            189
                                         -------        -------            -------        -------

         Total Cost of Sales
           and Expenses                    2,524          2,660              5,246          5,294
                                         -------        -------            -------        -------

INCOME FROM OPERATIONS                       345            336                666            725
                                         -------        -------            -------        -------

OTHER (EXPENSES)
         Interest                            (75)           (86)              (179)          (157)
         Loss on disposal
           of fixed assets                   (10)          --                  (10)          --
                                         -------        -------            -------        -------

         Total other (expenses)              (85)           (86)              (189)          (157)
                                         -------        -------            -------        -------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                          260            250                477            568

PROVISION FOR INCOME TAXES                    94             92                163            211
                                         -------        -------            -------        -------

INCOME BEFORE MINORITY INTEREST              166            158                314            357
MINORITY INTEREST                           --             --                 --               (4)
                                         -------        -------            -------        -------

NET INCOME                                   166            158                314            353
DIVIDENDS ON PREFERRED STOCK                  (9)            (9)               (18)           (18)
                                         -------        -------            -------        -------

EARNINGS AVAILABLE
 FOR COMMON STOCKHOLDERS                 $   157        $   149            $   296        $   335
                                         =======        =======            =======        =======

EARNINGS PER COMMON SHARE                $  0.04        $  0.04            $  0.08        $  0.09
                                         =======        =======            =======        =======

EARNINGS PER COMMON SHARE,
 ASSUMING DILUTION                       $  0.04        $  0.04            $  0.08        $  0.09
                                         =======        =======            =======        =======

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
  OUTSTANDING                              3,773          3,764              3,773          3,649
                                         =======        =======            =======        =======

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING,
 ASSUMING DILUTION                         3,929          4,012              3,879          3,952
                                         =======        =======            =======        =======


                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                4

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                              1998        1997
                                                             -------    -------
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                          $   314    $   353
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                           195        189
         Deferred income taxes                                    29        (19)
         Loss on disposal of fixed assets                         10       --
         Minority interest in subsidiary earnings               --            4
         Changes in:
           Service charges receivable                             (8)       (51)
           Inventory, excluding forfeited loan collateral      1,914      1,646
           Accounts receivable                                    (3)       (19)
           Income taxes receivable                               134       --
           Prepaid expenses and other                            (48)        24
           Accounts payable                                       26         29
           Accrued expenses                                     (234)       (47)
           Income taxes payable                                 --           18
           Customer layaway deposits                            --           21
                                                             -------    -------

           Net Cash Provided by Operating Activities           2,329      2,148
                                                             -------    -------

CASH FLOWS (TO) INVESTING ACTIVITIES:
         Pawn loans made                                      (5,305)    (5,822)
         Pawn loans repaid                                     3,825      3,895
         Purchase of property and equipment                      (47)      (377)
         Proceeds from sale of fixed assets                        8       --
         Payments on notes receivable-related parties           --          (18)
         Purchase of minority interest in subsidiary            --          (14)
         Cash paid for pawn shop acquisitions                   --         (150)
         Acquisition costs                                      --          (30)
         Decrease(increase) in other assets                     --          (16)
                                                             -------    -------

          Net cash (Used) by Investing Activities             (1,519)    (2,532)
                                                             -------    -------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
         Dividends paid                                          (18)       (18)
         Issuance of notes payable and long-term debt           --          923
         Payments on notes payable and long-term debt           (989)      (211)
         Issuance of notes payable-related parties                10        134
         Payments on notes payable-related parties              (186)      (842)
         Issuance of common stock, net of offering costs        --          374
                                                             -------    -------

          Net Cash Provided (Used) by Financing Activities    (1,183)       360
                                                             -------    -------

NET (DECREASE) IN CASH                                          (373)       (24)
CASH, beginning of period                                        791        677
                                                             -------    -------

CASH, end of period                                          $   418    $   653
                                                             =======    =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                   $   170    $   155
                                                             =======    =======

                  Income taxes                               $  --      $   288
                                                             =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                         $ 1,633    $ 1,713
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

The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

The three and six months ended June 30, 1997 have been restated to present as a purchase an acquisition completed during 1997 which had been previously reported as a pooling of interests and to reflect a rescinded merger previously reported as a pooling of interests. (See Note 2).

NOTE 2 - ACQUISITIONS

On December 9, 1996, the Company agreed to issue approximately 250,000 shares of its common stock for 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bills") in Henderson, Nevada. The merger was accounted for as a pooling of interests, and accordingly, the financial statements for the three and six months ended June 30, 1997 included the accounts and operations of Bill's for all periods presented. On November 14, 1997, the merger was rescinded by mutual agreement of the parties. Accordingly, the financial statements of the Company for the three and six months ended June 30, 1997 have been restated from previously reported amounts to exclude the accounts and operations of Bill's.

On June 17, 1997, the Company acquired all of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for an aggregate purchase price of $435,000. Under the agreement, the sellers received 75,666 shares of the Company's common stock valued at $275,000 and cash in the amount of $160,000 in payment of a note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed. The purchase price in excess of the assets acquired of approximately $196,000 has been recorded as goodwill. Under the purchase method of accounting, the results of PWOI have been included in the Company's financial statements since the date of acquisition. In the June 30, 1997 financial statements the merger was accounted for as a pooling of interests, and accordingly, the financial statements for the three and six

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - ACQUISITIONS (continued)

months ended June 30, 1997 included the accounts and operations of PWOI for all periods presented. The financial statements of the Company for the three and six months ended June 30, 1997 have been restated from previously reported amounts to exclude the accounts and operations of PWOI and to reflect the merger using the purchase method of accounting.

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

NOTE 6 - SUBSEQUENT EVENTS

On July 20, 1998 the Company completed the sale of its one pawnshop located in Las Vegas, Nevada. Proceeds from the sale were approximately $690,000. The assets transferred consisted of pawn loans, store equipment, a pawn license and other general intangibles.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

U.S. Pawn, Inc. (the "Company") is one of five publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 96% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. As of the date of the financial statements, the Company owned and operated fifteen (15) pawnshops, of which twelve (12) are located Colorado, one (1) in Wyoming, one (1) in Nevada, and one
(1) in Nebraska. Subsequent to the date of the financial statements, the Company completed the sale of its one pawnshop located in Nevada. As of July 20, 1998, the Company owns and operates fourteen (14) pawnshops.

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

Expansion of Operations

As an integral part of its business strategy, the Company intends to continue concentrating multiple pawnshops in specific geographic areas in order to achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently the Company has 86% of its store locations clustered in Colorado with 79% of its stores in the Denver, Colorado Metropolitan Area ("Denver"). The Company's recent growth has resulted from the acquisition of existing pawn shops that management believes will favorably respond to the Company's management systems.

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

On December 9, 1996, the Company agreed to acquire 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bill's ("Bill"s") in Henderson, Nevada in exchange for approximately 250,000 shares of the Company's common stock valued at $1,000,000. The merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements of the Company for June 30, 1997 included the accounts and operations of Bill's for all periods therein presented. On November 14, 1997, the merger was rescinded by mutual agreement of the parties. The agreement to rescind the merger obligated the Company to pay $220,000 to Bill's shareholders. Accordingly, the consolidated financial statements of the Company for June 30, 1997 have been restated from previously reported amounts to exclude the accounts and operations of Bill's.

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

On March 10, 1998, the Company executed a letter of intent to sell certain assets of its one pawn shop in Las Vegas, Nevada. The assets to be transferred include the pawn loans, pawn license, trade fixtures and trade name of Bobby's Pawn Shop, Inc. The Company acquired Bobby's Pawn Shop, Inc. in a purchase transaction in December 1996. The transaction was contingent upon, among other things, the purchaser securing the necessary approvals for the transfer of the pawn license and the assignment of the Company's operating lease for the location. The transaction was completed and the assets were transferred to the purchaser on July 20, 1998.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 ("1998 Periods") Compared to Three and Six Months Ended June 30, 1997, Restated ("1997 Periods")

Revenues
Total revenues for the 1998 Periods decreased by 4% and 2% to $2,869,000 and $5,912,000 from $2,996,000 and $6,019,000 for the 1997 Periods. During the 1998
Periods, same store (the "Colorado Market") operations (12 stores) generated revenues of $2,231,000 and $4,704,000 compared to $2,499,000 and $5,036,000 during the 1997 Periods. Stores acquired in other markets ("Other Market Stores") generated revenues of $638,000 and $1,208,000 in the 1998 Periods (3 stores) compared to $497,000 and $983,000 during the 1997 Periods (5 stores). The decrease in revenues for the six month period reflects no appreciable change in merchandise sales, $3,249,000 compared to $3,250,000, a decrease of 3% in pawn service charges to $2,631,000 from $2,724,000, and a 28 % decrease in other income to $32,000 from $44,000. As a percentage of total revenues, merchandise sales remained at 55% and pawn service charges remained at 45% during the 1998 Periods as compared to the 1997 Periods. This revenue mix is consistent with the Company's expectations.

Merchandise Sales
During the 1998 Periods, the Colorado Market generated merchandise sales of $1,177,000 and $2,550,000 as compared to $1,354,000 and $2,729,000 during the
1997 Periods. Other Market Stores posted merchandise sales of $385,000 and $699,000 for the 1998 Periods as compared to $281,000 and $522,000 for the 1997 Periods. For the 1998 Periods, the Company's annualized inventory turnover rate was 2.3 and 2.4 times with a gross profit margin on sales of 19.3% and 18.9% as compared to 2.2 and 2.3 times and 25.9% and 24.5% for the 1997 Periods. The decrease in the gross profit on sales percentage is due primarily to the Company's continuing efforts to liquidate ageing and less salable merchandise inventory that accumulated in prior periods. Gross profit on sales percentages may continue to remain below historical comparisons as management endeavors to liquidate the remaining categories of older inventories. The Company expects its annualized inventory turnover rate to approximate 2.7 times and to produce gross margins on sales of approximately 20% for the twelve months ending December 31, 1998 (Fiscal 1998).

Pawn Service Charges
During the 1998 Periods, the Colorado Market generated pawn service charges of $1,040,000 and $2,129,000 as compared to $1,125,000 and $2,276,000 for the 1997
Periods.  Other Market Stores  contributed  pawn service charges of $249,000 and

$502,000 for the 1998 Periods compared to $213,000 and $448,000 for the 1997 Periods. The Company's pawn loan balance outstanding decreased $153,000 or 4.1% to $3,558,000 from $3,711,000 at December 31, 1997. However, during the three months ended June 30, 1998, the Company's pawn loan balance outstanding increased by $190,000 to $3,558,000 from $3,368,000. The decrease in the pawn loan balance during the 1998 six month period consisted primarily of a decrease of $166,000 in the Colorado Market and an increase of $13,000 in Other Market Stores. The decrease in the Company's pawn loans outstanding during the 1998 six month period is primarily the result of a $517,000 or 8.9% decrease in new pawn loans written during the 1998 six month period as compared to the 1997 six month period. The decrease in new pawn loans written during the 1998 six month period consisted primarily of a decrease of $699,000 in the Colorado Market, a net decrease of $127,000 in the Wyoming and Nevada stores and new loans written in the Nebraska store of $309,000. Management believes that the decrease in the pawn loan balance during 1998 is due primarily to the strong overall economy in its Colorado Market, which may have had the effect of dampening the demand for pawn loans. Management is currently analyzing the available market data further to determine if a trend is developing. Strategies to increase the number of pawn loans written are currently under evaluation. Management is anticipating that pawn loan demand may remain weak for the remainder of fiscal 1998. As a result of the conditions described above, the Company realized an annualized pawn service charge equal to 148% for 1998 as compared to 153% for the 1997.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 30% for 1998 as compared to 31% for 1997. The Company's forfeiture rate is believed to be slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 33% for Fiscal 1998.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1998 Periods decreased 5% and 1% to $2,524,000 and $5,246,000 as compared to $2,660,000 and $5,294,000 for the 1997
Periods. As a percentage of total revenues, total cost of sales and expenses for the 1998 three month period decreased to 88% from 89% as compared to the 1997 three month period. As a percentage of total revenues, total cost of sales and expenses for the 1998 six month period increased to 89% from 88% as compared to the 1997 six month period. The increase in total cost of sales and expenses as a percentage of total revenues for the 1998 six month period is comprised primarily of a 2% decrease in total revenues, a 7% increase in cost of sales, a nominal decrease in operating expenses, a 29% decrease in administration, and a 3% increase in depreciation and amortization. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in the future.

Operating Expenses
Operating expenses remained relatively the same during the 1998 Periods as compared to the 1997 Periods. However, as a percentage of total revenues, operating expenses increased slightly to 31.3% and 31.6% for the 1998 Periods as compared to 30.8% and 31.1% for the 1997 Periods. The consolidation of the Company's four store cluster in Wyoming into a single location was completed in mid-February 1998. As a result, management anticipates that operating expenses as a percentage of revenues for this market will decrease during the remainder of Fiscal 1998.

Administration
Administrative overhead decreased during the 1998 Periods by $147,000 and $229,000 or 55% and 29% to $268,000 and $549,000 from $414,000 and $778,000 as compared to the 1997 Periods. As a percentage of total revenues, administrative overhead decreased to 9.3% for both 1998 periods from 13.8% and 12.9% as compared to the 1997 Periods. The decrease in administrative overhead is due primarily to reductions in salary expense and related employee benefits of $161,000 and $68,000 in other administrative expense categories during 1998 as compared to 1997. Management anticipates that administrative overhead as a percentage of total revenues will remain at 1998 Periods levels for the remainder of Fiscal 1998.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during the 1998 three month period and increased during the 1998 six month period by $11,000 and $5,000, respectively or 0.2% due to goodwill acquired as a result of acquisitions and new equipment purchased to replace fully utilized equipment.

Other Expense
Interest expense for the 1998 three month period decreased and interest expense for the 1998 six month period increased by $11,000 and $23,000, respectively. The Company reduced its outstanding debt during Fiscal 1998 by $1,175,000. Management anticipates further debt repayments during the remainder of Fiscal 1998 and, as a result, interest expense for Fiscal 1998 to decrease as compared to Fiscal 1997. The Company recognized a $10,000 loss during the 1998 three month period on the disposal of equipment related to the consolidation of its Wyoming operations.

Operating Results
Income from operations for the 1998 three month period increased by 4% to $260,000 from $250,000 as compared to the 1997 three month period. Income from operations for the 1998 six month period decreased by 5% to $477,000 from $568,000 as compared to the 1997 six month period. After accounting for the effects of income taxes, preferred dividends and minority interest, earnings available for common stockholders for the 1998 three month period increased 5.6% to $157,000 from $149,000 as compared to the 1997 three month period; and decreased 11.7% to $296,000 from $335,000 as compared to the 1997 six month period.

Earnings Per Share
Earnings per share, as well as earnings per share, assuming dilution for the 1998 Periods equaled $0.04 and $0.08 as compared to $0.04 and $0.09 for the 1997 Periods. The weighted average number of shares outstanding increased by 3.4% in the 1998 Periods to 3,773,000 from 3,649,000 as a result of the issuance of common shares in connection with the Nebraska acquisition and the exercise of stock purchase options during Fiscal 1997. The weighted average number of shares outstanding, assuming dilution decreased by 1.8% in the 1998 Periods to 3,879,000 from 3,952,000 in the 1997 Periods as a result of the exercise and/or expiration of stock purchase options and warrants during Fiscal 1997, and the relative changes in the price of the Company's common stock during 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 5.6% to $5,437,000 at June 30, 1998 from $5,148,000 at December 31, 1997. Total assets decreased during the 1998 six month period by $1,099,000 mainly due to decreases in cash, pawn loans, inventory and income tax receivables. Total stockholders' equity increased during the 1998 six month period by $296,000 as a result of profits, net of income taxes and preferred dividends. The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1998 Periods, the Company raised sufficient capital to satisfy all capital requirements.

During the 1998 three month period, the Company had maintained a bank line of credit totaling $1,000,000. The agreement was fully paid on its maturity date of April 4, 1998. The Company is currently seeking a renewal of this credit facility or a new banking relationship.

The private borrowing which comprises $1,528,000 of the total liabilities are due in 1998 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

The Company plans to continue expanding its operating base with acquisitions of existing pawn shops and the development of new locations by actively seeking such acquisitions and locations. The Company expects to fund this expansion and meet its on-going working capital needs with internally generated funds, debt or equity offerings if needed and additional lines of credit. There can be no assurance however, that such debt or equity offerings and lines of credit will be available to the Company.

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

None.

ITEM 3.  Defaults upon senior securities

None.

ITEM 4.  Submission of matters to a vote of security holders

On June 17, 1998, the Company held its Annual Meeting of Shareholders ("Meeting"). At the Meeting, the shareholders of the Company, by an affirmative vote of a majority of the Company's outstanding shares present at the Meeting, elected Charles C. Van Gundy, Jack Skidell and Mark Honigsfeld as directors of the Company.

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

(a)      Exhibit #27.1 Financial Data Schedule.

(b) Reports on Form 8-K: During the three and six month periods covered by this report the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: August 12, 1998                       U.S. PAWN, INC.
                                         ----------------------
                                             (Registrant)


                                         /s/ Charles C. Van Gundy
                                         ---------------------------------------
                                         Charles C. Van Gundy
                                         President
                                         Chief Executive Officer
                                         Chief Financial Officer
                                         (Principal Accounting Officer)