Form 10QSB
period 1998-09-30
U S PAWN INC
filed 1998-11-19
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
                                 ---------------
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

Common Stock, No Par Value, 3,806,910 shares as of November 16, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                                     ASSETS
                                     ------

                                                         September      December
                                                          30, 1998      31, 1997
                                                          --------      --------


CURRENT ASSETS:
         Cash                                              $   834       $   791
         Service charges receivable                            409           534
         Pawn loans                                          3,051         3,711
         Accounts receivable, net                               12            18
         Income taxes receivable                               109           356
         Deferred income taxes                                  67            94
         Inventory                                           2,039         2,343
         Prepaid expenses and other                            180           124
                                                           -------       -------

                  Total current assets                       6,701         7,971

PROPERTY AND EQUIPMENT, at cost, net                         1,626         1,808

INTANGIBLE ASSETS, net                                         324           801

DEFERRED INCOME TAXES                                            8          --

OTHER ASSETS                                                    20            20
                                                           -------       -------

                                                           $ 8,679       $10,600
                                                           =======       =======







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 U.S. PAWN, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                    (Amounts in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                           September    December
                                                            30, 1998    31, 1997
                                                            --------    --------

CURRENT LIABILITIES:
         Line of credit                                      $  --       $   637
         Accounts payable                                         38          48
         Customer layaway deposits                                63          70
         Accrued expenses                                        316         494
         Notes payable-related parties                           327         802
         Notes payable                                           146         579
         Current portion of
           long-term debt-related parties                         50         103
         Current portion of long-term debt                        88          90
                                                             -------     -------

                  Total current liabilities                    1,028       2,823

LONG-TERM DEBT, less current portion:
         Long-term debt-related parties                         --           161
         Long-term debt                                          666         731

DEFERRED INCOME TAXES                                           --            28
                                                             -------     -------

                  Total Liabilities                            1,694       3,743
                                                             -------     -------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Redeemable preferred stock, 9.5%,
   $10 par value, 1,000,000 authorized:
   37,800 shares issued and outstanding                          378         378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,826,910 and 3,772,779
   shares issued and outstanding                               4,852       4,687
  Additional paid-in capital                                     805         805
  Retained earnings                                              950         987
                                                             -------     -------

                  Total Stockholders' Equity                   6,985       6,857
                                                             -------     -------

                                                             $ 8,679     $10,600
                                                             =======     =======




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                 U.S. PAWN, INC.
                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)
                                               (Amounts in thousands, except per share data)

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                           -------------                         -------------
                                                      1998               1997                1998              1997
                                                      ----               ----                ----              ----
                                                                      (Restated)                            (Restated)
REVENUES:
         Sales                                        $ 1,378            $ 1,793            $ 4,627            $ 5,043
         Pawn service charges                           1,102              1,449              3,733              4,173
         Other income                                      18                 23                 50                 68
                                                      -------            -------            -------            -------

         Total Revenues                                 2,498              3,265              8,410              9,284
                                                      -------            -------            -------            -------
COST OF SALES AND EXPENSES:
         Cost of sales                                  1,239              1,391              3,872              3,846
         Operations                                       900              1,074              2,768              2,946
         Administration                                   268                523                818              1,301
         Depreciation and
          amortization                                    262                108                457                297
                                                      -------            -------            -------            -------

         Total Cost of Sales
           and Expenses                                 2,669              3,096              7,915              8,390
                                                      -------            -------            -------            -------

INCOME FROM OPERATIONS                                   (171)               169                495                894
                                                      -------            -------            -------            -------

OTHER (EXPENSES)
         Interest                                         (59)               (91)              (238)              (248)
         Loss on contract settlement                     --                 (220)              --                 (220)
         Loss on disposal
           of fixed assets                                (10)              --                  (20)              --
                                                      -------            -------            -------            -------

         Total other (expenses)                           (69)              (311)              (258)              (468)
                                                      -------            -------            -------            -------
INCOME(LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST                                      (240)              (142)               237                426

PROVISION FOR INCOME TAXES                                 84                  2                247                213
                                                      -------            -------            -------            -------

INCOME(LOSS)BEFORE MINORITY INTEREST                     (324)              (144)               (10)               213
MINORITY INTEREST                                        --                 --                 --                   (4)
                                                      -------            -------            -------            -------

NET(LOSS) INCOME                                         (324)              (144)               (10)               209
DIVIDENDS ON PREFERRED STOCK                               (9)                (9)               (27)               (27)
                                                      -------            -------            -------            -------

EARNINGS(LOSS) AVAILABLE
 FOR COMMON STOCKHOLDERS                              $  (333)           $  (153)           $   (37)           $   182
                                                      =======            =======            =======            =======

EARNINGS(LOSS) PER COMMON SHARE                       $ (0.09)           $ (0.04)           $ (0.01)           $  0.05
                                                      =======            =======            =======            =======

EARNINGS(LOSS) PER COMMON SHARE,
 ASSUMING DILUTION                                    $ (0.09)           $ (0.04)           $ (0.01)           $  0.05
                                                      =======            =======            =======            =======

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
  OUTSTANDING                                           3,808              3,764              3,785              3,696
                                                      =======            =======            =======            =======

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING,
 ASSUMING DILUTION                                      3,808              3,764              3,785              3,908
                                                      =======            =======            =======            =======

                                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)
                                                                Nine Months
                                                               Ended Sept 30,
                                                               --------------
                                                               1998      1997
                                                             --------   --------
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                          $   (10)   $   209
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                           457        297
         Deferred income taxes                                    (9)       (13)
         Loss on disposal of fixed assets                         20       --
         Minority interest in subsidiary earnings               --            4
         Changes in:
           Service charges receivable                             35       (179)
           Inventory, excluding forfeited loan collateral      2,825      2,448
           Accounts receivable                                     6        (41)
           Income taxes receivable                               247       --
           Prepaid expenses and other                            (56)       (56)
           Accounts payable                                      (11)       116
           Accrued expenses                                     (178)        60
           Income taxes payable                                 --         --
           Customer layaway deposits                              (7)        41
                                                             -------    -------

           Net Cash Provided by Operating Activities           3,319      2,886
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Pawn loans made                                      (7,643)    (8,973)
         Pawn loans repaid                                     5,427      5,904
         Purchase of property and equipment                      (63)      (399)
         Proceeds from sale of fixed assets                        8       --
         Payments on notes receivable-related parties           --          (16)
         Proceeds from sale of pawn shop assets                  681       --
         Purchase of minority interest in subsidiary            --          (18)
         Cash paid for pawn shop acquisitions                   --         (150)
         Acquisition costs                                      --          (30)
         Decrease(increase) in other assets                     --          (11)
                                                             -------    -------

          Net cash (Used) by Investing Activities             (1,590)    (3,693)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends paid                                          (27)       (27)
         Issuance of notes payable and long-term debt           --        1,016
         Payments on notes payable and long-term debt         (1,284)      (108)
         Issuance of notes payable-related parties                10        409
         Payments on notes payable-related parties              (552)      (801)
         Issuance of common stock, net of offering costs         167        377
                                                             -------    -------

          Net Cash Provided (Used) by Financing Activities    (1,686)       866
                                                             -------    -------

                                    NET INCREASE IN CASH          43         59
CASH, beginning of period                                        791        677
                                                             -------    -------

CASH, end of period                                          $   834    $   736
                                                             =======    =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                   $   226    $   260
                                                             =======    =======

                  Income taxes                               $  --      $   360
                                                             =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
         Conversion of forfeited loan collateral to
           inventory                                         $ 2,521    $ 2,825
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

The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassifications had no effect on results of operations or retained earnings as previously reported.

The three and nine months ended September 30, 1997 have been restated to present as a purchase an acquisition completed during 1997 which had been previously reported as a pooling of interests and to reflect a rescinded merger previously reported as a pooling of interests. (See Note 2).

NOTE 2 - ACQUISITIONS

On June 17, 1997, the Company acquired all of the outstanding common stock of Pawn Warehouse Outlet, Inc. ("PWOI") located in Papillion, Nebraska in exchange for an aggregate purchase price of $435,000. Under the agreement, the sellers received 75,666 shares of the Company's common stock valued at $275,000 and cash in the amount of $160,000 in payment of a note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed. The purchase price in excess of the assets acquired of approximately $196,000 has been recorded as goodwill. Under the purchase method of accounting, the results of PWOI have been included in the Company's financial statements since the date of acquisition. In the June 30, 1997 financial statements the merger was accounted for as a pooling of interests, and accordingly, the financial statements for the three and six months ended June 30, 1997 included the accounts and operations of PWOI for all periods presented. The financial statements of the Company for the three and nine months ended September 30, 1997 have been restated from previously reported amounts to exclude the accounts and operations of PWOI and to reflect the merger using the purchase method of accounting.

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

NOTE 6 - SUBSEQUENT EVENTS

On November 10, 1998, the Company entered into a non-binding letter of intent to acquire through merger or otherwise Cash-N-Pawn International, Ltd., a Minneapolis, Minnesota based pawn shop operator with ten locations in three states.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

U.S. Pawn, Inc. (the "Company") is one of five publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 96% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. As of the date of the financial statements, the Company owned and operated fourteen (14) pawnshops, of which twelve (12) are located Colorado, one (1) in Wyoming, and one (1) in Nebraska.

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

Expansion of Operations

As an integral part of its business strategy, the Company intends to continue concentrating multiple pawnshops in specific geographic areas in order to achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently the Company has 86% of its store locations clustered in Colorado with 79% of its stores in the Denver, Colorado Metropolitan Area ("Denver"). The Company's recent growth has resulted from the acquisition of existing pawn shops that at the time of the acquisition(s) management believed would favorably respond to the Company's management systems.

As of the date of this report, management believes that the Company is properly positioned to be successful in the markets in which it operates in the near term except for the Omaha, Nebraska area in which it currently owns and operates one store. This store is currently scheduled for sale or closure. Management intends to continue its analysis of the markets in which it currently operates and may decide to expand or contract in its current market areas or enter new markets which management feels will further its operating strategies.

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

Recent Store Activity

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

On June 17, 1997, the Company acquired 100% of the common stock in Pawn Warehouse Outlet, Inc. ("PWOI") located in Omaha, Nebraska for an aggregate purchase price of $435,000. The sellers received 75,666 shares of the Company's common stock valued at $275,000 and cash in the amount of $160,000 in payment of a PWOI note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed. The purchase price in excess of assets acquired of $196,000 was recorded as goodwill. The operating results of PWOI have been included in the Company's consolidated financial statements since the date of acquisition. As a result of POWI's unsatisfactory performance since its acquisition and the Company's decision not to expand in the Omaha, Nebraska market, POWI is currently scheduled to be sold or closed and its assets liquidated in the coming months. A charge to earnings of $171,000 for the impairment of goodwill and a charge of $60,000 for inventory allowance have been recorded in the three months ended September 30, 1998. Neither charge is currently deductible for income tax purposes.

On March 10, 1998, the Company executed a letter of intent to sell certain assets of its one pawn shop in Las Vegas, Nevada. The assets to be transferred included the pawn loans, pawn license, trade fixtures and trade name of Bobby's Pawn Shop, Inc. The Company acquired Bobby's Pawn Shop, Inc. in a purchase transaction in December 1996. The transaction was contingent upon, among other things, the purchaser securing the necessary approvals for the transfer of the pawn license and the assignment of the Company's operating lease for the location. The transaction was completed and the assets were transferred to the purchaser on July 20, 1998. An inventory allowance of $54,000 was recorded in the three months ended September 30, 1998. A gain on the transaction for income tax purposes was recognized of approximately $250,000.

Letter of Intent
On November 10, 1998, the Company entered into a non-binding letter of intent to acquire through merger or otherwise Cash-N-Pawn International, Ltd., a Minneapolis, Minnesota based pawn shop operator with ten locations in three states. As of the date of this report, final terms remained under negotiation.

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

RESULTS OF OPERATIONS
The following selected, unaudited financial data for the nine months ended September 30, 1998 and 1997 for each market in which the Company operates or operated during the nine months ended September 30, 1998 is presented below to facilitate management's discussion and analysis ( all amounts, except per share data, in thousands):

                         Colorado              Wyoming             Nevada                Nebraska           Consolidated
                         --------              -------             ------                --------           ------------
                     1998      1997        1998     1997        1998     1997         1998      1997        1998     1997
                     ----      ----        ----     ----        ----     ----         ----      ----        ----     ----
Sales              $ 3,752    $ 4,127    $   317   $   666    $   243    $   172    $   315    $    80    $ 4,627    $ 5,043
Pawn service
 charges             3,149      3,453        181       405        239        262        164         52      3,733      4,173
Other                   45         45          1        12          3          5          1          5         50         68
                   -------    -------    -------   -------    -------    -------    -------    -------    -------    -------

Total Revenues       6,946      7,625        499     1,084        485        439        480        137      8,410      9,284

Cost of sales        2,872      3,148        256       536        344        106        400         55      3,872      3,846
Operations           2,217      2,226        177       411        132        224        242         85      2,768      2,946
Admin                  809      1,301        --        --           9        --         --         --         818      1,301
Depreciation
 and amortization      200        218         43        51         23         22        191          6        457        297
                   -------    -------    -------    -------    -------    -------    -------    -------    -------    -------

Total expenses       6,098      6,893        476       998        508        352        833        147      7,915      8,390
                   -------    -------    -------    -------    -------    -------    -------    -------    -------    -------

Income (loss) from
 operations            848        732         23        86        (23)        86       (353)       (10)       495        894

Other
  (expenses)          (238)      (454)       (10)       (1)       (10)       (14)      --            1       (258)      (468)
                   -------    -------    -------   -------    -------    -------    -------    -------    -------    -------

Income (loss) before
 income taxes          610        278         13        85        (33)        72       (353)        (9)       237        426

Income taxes           222         94          6        68         38         34        (19)        16        247        213

Minority
  interest            --         --         --           4       --         --         --         --         --            4
                   -------   -------     -------   -------    -------    -------    -------    -------    -------    -------

Net income(loss)       388        184          7        13        (71)        37       (334)       (25)       (10)       209

Dividends on
 preferred stock       (27)       (27)      --        --         --         --         --         --          (27)       (27)
                   -------    -------    -------   -------    -------    -------    -------    -------    -------    -------

Earnings(loss)
  for common
   shares          $   361    $   157   $     7    $    13    $   (71)   $    37    $  (334)   $   (25)   $   (37)   $   182
                   =======    =======   =======    =======    =======    =======    =======    =======    =======    =======

Earnings (loss)
 per share         $   .10    $   .05   $  --      $  --      $  (.02)   $   .01    $  (.09)   $  (.01)   $  (.01)   $   .05
                   =======    =======   =======    =======    =======    =======    =======    =======    =======    =======



Three and Nine Months Ended September 30, 1998 ("1998 Periods") Compared to Three and Nine Months Ended September 30, 1997, Restated ("1997 Periods")

Revenues
Total revenues for the 1998 Periods decreased by 31% and 9% to $2,498,000 and $8,410,000 from $3,265,000 and $9,284,000 for the 1997 Periods. During the 1998
Periods, same store (the "Colorado Market") operations (12 stores) generated revenues of $2,243,000 and $6,946,000 compared to $2,589,000 and $7,625,000 during the 1997 Periods. Stores acquired in other markets ("Other Market Stores") generated revenues of $255,000 and $1,464,000 in the 1998 Periods (3 stores) compared to $676,000 and $1,659,000 during the 1997 Periods (5 stores). The decrease in revenues for the nine month period reflects an 8% drop in merchandise sales, $4,627,000 compared to $5,043,000, a decrease of 11% in pawn service charges to $3,733,000 from $4,173,000, and a 26% decrease in other income to $50,000 from $68,000. As a percentage of total revenues, merchandise sales remained at 55% and pawn service charges remained at 45% during the 1998 Periods as compared to the 1997 Periods. This revenue mix is consistent with the Company's expectations.

Merchandise Sales
During the 1998 Periods, the Colorado Market generated merchandise sales of $1,202,000 and $3,752,000 as compared to $1,397,000 and $4,127,000 during the
1997 Periods. Other Market Stores posted merchandise sales of $176,000 and $875,000 for the 1998 Periods as compared to $396,000 and $916,000 for the 1997 Periods. For the 1998 Periods, the Company's annualized inventory turnover rate was 2.3 and 2.4 times with a gross profit margin on sales of 10.1% and 16.3% as compared to 2.2 and 2.3 times and 22.4% and 23.7% for the 1997 Periods. However, in the markets in which the Company expects operations to continue (Colorado and Wyoming), the Company experienced annualized inventory turns of 2.2 and 2.3 times with a gross profit margin on sales of 21.9 % and 23.1% during the 1998 Periods. The decrease in the gross profit on sales percentage is due primarily to the Company's continuing efforts to liquidate ageing and less salable merchandise inventory that accumulated in prior periods and inventory allowances of $54,000 and $60,000 recorded for its Nevada and Nebraska operations during the three month 1998 period, respectively. Gross profit on sales percentages may continue to remain below historical comparisons as management endeavors to liquidate the remaining categories of older inventories. The Company expects its annualized inventory turnover rate to approximate 2.5 times and to produce gross margins on sales of approximately 18% for the twelve months ending December 31, 1998 (Fiscal 1998).

Pawn Service Charges
During the 1998 Periods, the Colorado Market generated pawn service charges of $1,020,000 and $3,150,000 as compared to $1,178,000 and $3,453,000 for the 1997
Periods. Other Market Stores contributed pawn service charges of $82,000 and $583,000 for the 1998 Periods compared to $271,000 and $720,000 for the 1997 Periods. The Company's pawn loan balance outstanding decreased $660,000 or 17.8% to $3,051,000 from $3,711,000 at December 31, 1997. During the three months ended September 30, 1998, the Company's pawn loan balance outstanding decreased by $507,000 or 14.2% to $3,051,000 from $3,558,000. The decrease in the pawn loan balance during the 1998 nine month period consisted primarily of a decrease of $263,000 in the Colorado Market, a decrease of $38,000 in Wyoming, a decrease of $8,000 in Nebraska and the sale of $350,000 worth of pawn loans in Nevada.

The decrease in the Company's pawn loans outstanding during the 1998 Periods is primarily the result of a decrease of $784,000 and $1,330,000 in new pawn loans written during the 1998 Periods as compared to the 1997 Periods. The decrease in new pawn loans written during the 1998 Periods consisted primarily of a decrease of $484,000 and $1,170,000 in the Colorado Market, a decrease of $81,000 and $163,000 in Wyoming, a decrease of $168,000 and $246,000 in Nevada and a decrease of $51,000 and an increase of $249,000 in Nebraska. Management believes that the decrease in the pawn loan balance in its Colorado Market during 1998 is due primarily to the strong overall economy in its Colorado Market, which may have had the effect of dampening the demand for pawn loans. The decrease in the Company's Wyoming store is attributable to the consolidation of that market from four pawnshops into one. The decrease in the Company's Nevada market is attributable to the sale of the Company's one store in Las Vegas on July 20, 1998. The decrease in the Company's Nebraska market is attributable to the unsatisfactory performance of the Company's one pawn shop there since it was acquired in June of 1997 and the decision to close and/or sell this pawnshop.

Management is currently analyzing the available market data further in order to more fully understand the trend which appears to be developing in its Colorado Market. Strategies to increase the number of pawn loans written are currently under evaluation. Management is anticipating that pawn loan demand may remain weak for the remainder of fiscal 1998 and perhaps into fiscal 1999. As a result of the conditions described above, the Company realized an annualized pawn service charge on average pawn loans outstanding during the period equal to 147% for 1998 as compared to 156% for the 1997.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 31% for 1998 as compared to 32% for 1997. The Company's forfeiture rate is believed to be slightly higher than industry comparisons primarily due to the Company's aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to continue this loan strategy for the reasonably foreseeable future and expects the forfeiture rate to approximate 33% for Fiscal 1998.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1998 Periods decreased 14% and 6% to $2,669,000 and $7,915,000 as compared to $3,096,000 and $8,390,000 for the 1997
Periods. As a percentage of total revenues, total cost of sales and expenses for the 1998 three month period increased to 107% from 95% as compared to the 1997 three month period. As a percentage of total revenues, total cost of sales and expenses for the 1998 nine month period increased to 94% from 90% as compared to the 1997 nine month period. The increase in total cost of sales and expenses as a percentage of total revenues for the 1998 nine month period is comprised primarily of 9% decrease in total revenue, a 5% increase in cost of sales, a 1% increase in operating expenses, a 4% decrease in administration, and a 2% increase in depreciation and amortization. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in the future.

Operating Expenses
Operating expenses decreased by $174,000 or 16% during the 1998 three month period as compared to the 1997 three month period; and decreased by $178,000 or 6% during the 1998 nine month period as compared to the 1997 nine month period. However, as a percentage of total revenues, operating expenses increased to 36.0% and 33% for the 1998 Periods as compared to 33% and 32% for the 1997 Periods. The increase in operating expenses as a percentage of revenues for the 1998 Periods is primarily attributable to the decrease in revenues for the 1998 Periods. As many operating expenses are fixed, i.e., they do not fluctuate as revenues fluctuate, the expense to revenue ratio will in some cases increase.

Administration
Administrative overhead decreased during the 1998 Periods by $255,000 and $483,000 or 49% and 37% to $268,000 and $818,000 from $523,000 and $1,301,000 as compared to the 1997 Periods. As a percentage of total revenues, administrative overhead decreased to 10.7% and 9.7% for the 1998 Periods from 16.0% and 14.0% as compared to the 1997 Periods. The decrease in administrative overhead is due primarily to reductions in salary expense and related employee benefits of $275,000 and $208,000 in other administrative expense categories during 1998 as compared to 1997. Management anticipates that administrative overhead as a percentage of total revenues will remain at 1998 Periods levels for the remainder of Fiscal 1998.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the 1998 Periods by $154,000 and $160,000 as compared to the 1997 three month period. The increase consists primarily of the impairment of unamortized long-lived intangible assets related to the Company's Nebraska operation of $171,000.

Other Expense
Interest expense for the 1998 Periods decreased by $33,000 and $10,000, respectively. The Company has reduced its outstanding debt during Fiscal 1998 by $1,836,000. Management anticipates further debt repayments during the remainder of Fiscal 1998 and, as a result, interest expense for Fiscal 1998 to decrease as compared to Fiscal 1997. The Company recognized an aggregate loss of $20,000 during the 1998 nine month period on the disposal of equipment related to the consolidation of its Wyoming operations and the sale of its Nevada store.

Operating Results
Income(loss) from operations for the 1998 three month period decreased by 200% to $(171,000)from $169,000 as compared to the 1997 three month period. Income from operations for the 1998 nine month period decreased by 45% to $495,000 from $894,000 as compared to the 1997 nine month period. After accounting for the effects of income taxes, preferred dividends and minority interest, earnings(losses) available for common stockholders for the 1998 three month period increased 118% to $(333,000) from $(153,000) as compared to the 1997 three month period; and decreased 120% to $(37,000) from $182,000 as compared to the 1997 nine month period.

Income Taxes
The current provision for income taxes includes an estimated tax liability of $152,000 related to non deductible amortization of long-lived intangible assets related to the Company's Nebraska operations and a difference between the basis for purposes of income tax and financial statements in connection with the sale of certain assets related to the Company's sale of its Las Vegas, Nevada store. These items represent permanent differences between book and tax calculations.

Earnings Per Share
Earnings(loss) per share, as well as earnings(loss) per share, assuming dilution for the 1998 Periods equaled $(0.09) and $(0.01) as compared to $(0.04) and $0.05 for the 1997 Periods. The weighted average number of shares outstanding increased by 2.4% in the 1998 Periods to 3,785,000 from 3,696,000 as a result of the issuance of common shares in connection with the Nebraska acquisition and the exercise of stock purchase options and warrants during Fiscal 1998 and 1997. In loss periods , the weighted average number of shares outstanding, assuming dilution does not include the dilutive effects of outstanding stock purchase options and warrants, as including such effects would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 10.2% to $5,673,000 at September 30, 1998 from $5,148,000 at December 31, 1997. Total assets decreased during the 1998 nine month period by $1,921,000 mainly due to decreases in pawn loans, service charges receivable, inventory, income tax receivables and intangible assets. Total liabilities decreased by $2,049,000 at September 30, 1998 to $1,694,000 from $3,743,000 at December 31, 1997 mainly due to the Company's ability to repay $1,836,000 of debt. Total stockholders' equity decreased during the 1998 nine month period by $37,000 as a result of losses, net of income taxes and preferred dividends.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1998 Periods, the Company raised sufficient capital to satisfy all capital requirements.

During the 1998 nine month period, the Company had maintained a bank line of credit totaling $1,000,000. The agreement was fully paid on its maturity date of April 4, 1998. The Company is currently seeking a renewal of this credit facility or a new banking relationship.

The private borrowing which comprises $973,000 of the total liabilities are due in 1998 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

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


Date: November 19, 1998                                  U.S. PAWN, INC.
                                                  ----------------------
                                                      (Registrant)


                                                  /s/  Charles c. Van Gundy
                                                  ------------------------------
                                                  Charles C. Van Gundy
                                                  President
                                                  Chief Executive Officer
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)