Form 10QSB/A
period 1998-09-30
U S PAWN INC
filed 1999-01-15
CIK 844789

FORM 10-QSB/A

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

COMPUTER SYSTEMS - THE YEAR 2000 ISSUE

Many computers, software programs and other equipment with embedded computer chips ("systems") in use today utilize two digits to specify the year, such as "98" for 1998 (the "Y2K Issue"). As a result of the Y2K issue, such systems may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the date "00" may cause system(s) failure(s) or miscalculations causing disruptions of the company's operations.

In early 1998, the Company began formulating a comprehensive plan to assess the Company's Y2K issues. The plan calls for the identification of those systems, both internal and external, which are critical to the Company's ability to continue normal operations, the assessment of any required remediation (including any upgrading, modification and replacement of computer hardware and software and adequate testing to ensure Y2K compliance), and the resources needed to bring those critical systems into Y2K compliance.

The internal systems under evaluation include the Company's point-of-sale, accounting, data processing, telephone and other miscellaneous information technology systems, as well as alarm systems, security cameras, printers, HVAC units, fax machines, credit card processing equipment, and modems. The Company believes that it has identified the internal systems that are susceptible to failures or potential processing errors as a result of the Y2K issue. The Company is concentrating its Y2K efforts on these systems. The Company anticipates that its Y2K identification, assessment and remediation efforts for critical internal systems will be completed by June 30, 1999. However, testing for Y2K compliance will be an on-going process.

The Company has identified its pawn shop operating system as its only critical internal business system. The company's pawn shop operating system is comprised of computer hardware and peripheral equipment such as printers and modems and pawn shop management software. These components are provided by third-party vendors. The pawn shop management software has been upgraded for Y2K compliance and is currently being tested. The upgraded software is currently scheduled to be installed in each of the Company's locations by June 30, 1999. The Company believes that its computer hardware and related peripherals are currently Y2K compliant based upon representations made by the providers of such equipment. The Company also believes that its accounting and payroll software systems are Y2K compliant and testing to ensure such compliance will be completed by June 30, 1999.

The Company is reviewing, and has initiated written communications with other third parties providing goods or services, such as financial institutions and utility companies, which may be critical to the Company's operations to: (i) ascertain the extent to which the Company may be exposed to adverse effects for any failure by such third parties to remediate their Y2K issues; and (ii) resolve, to the extent practicable, such problems. However, the Company has no control over and has only limited ability to influence such third parties' Y2K compliance. The failure of such third parties to achieve Y2K compliance in a timely manner and the potential inability to replace such a third party provider, could adversely impact the Company's operations.

The Company currently estimates that the total identifiable cost of its Y2K compliance effort will not exceed $150,000. As of December 31, 1998, the Company has expended approximately $30,000 of this estimate to obtain upgraded software licenses. The remaining costs include possible replacement of computer hardware and/or software, other equipment, installation charges and testing procedures. The Company does not track personnel costs associated with its Y2K compliance effort. The Company expects to fund Y2K expenditures from internal sources.

Based on the progress made to date and its time-table for further progress in attaining Y2K compliance, the Company does not currently anticipate any significant risks associated with its Y2K issues. However, management believes that it is not possible to determine with absolute certainty that all Y2K issues pertaining to the Company have or will be identified and corrected. Because the assessment of its Y2K issues is incomplete at this time, the Company has yet to determine the most reasonably likely worst case scenario relating to Y2K issues, and has yet to complete a comprehensive contingency plan with respect to its Y2K issues. The Company anticipates completing its Y2K assessment and comprehensive contingency plan by September 30, 1999

PART II.  OTHER INFORMATION

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


Date: January 15, 1999                                U.S. PAWN, INC.
                                                  ----------------------
                                                      (Registrant)


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