Form 10KSB
period 1998-12-31
U S PAWN INC
filed 1999-03-26
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998 or

[  ]    TRANSITION REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission File No. 0-18291

                                 U.S. PAWN, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Colorado                                         84-0819941
-------------------------------                    ----------------------------
(State or other jurisdiction of                   (I.R.S.Employer Identification
 incorporation or organization)                                Number)

         7215 Lowell Boulevard
         Westminster, Colorado                                 80030
----------------------------------------                      --------
(Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (303) 657-3550

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                            No Par Value Common Stock

Indicated by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

As of March 18, 1999, 3,685,410 shares of the Issuer's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $11,063,783 based upon a closing sales price of $3.44 per share of Common Stock on the Nasdaq SmallCap Market.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenue for its most recent fiscal year was $11,068,000.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. BUSINESS
----------------

Introduction
U.S. Pawn, Inc. (the "Company") was organized as a Colorado corporation on March 18, 1980. As of December 31, 1998, the Company was one of five publicly traded pawn shop operators in the United States, and owned and operated thirteen (13) pawn shops in Colorado (12) and Wyoming (1). The Company's principal offices are located at 7215 Lowell Boulevard, Westminster, Colorado 80030, and its telephone number is (303) 657-3550. As used herein, the term "Company" includes U.S. Pawn, Inc. and its subsidiaries.

Except for the historical information contained herein, certain matters set forth in this report are forward- looking statements within the meaning of the
"safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes", "estimates", "plans", "expects", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

General
The Company is engaged in acquiring, establishing and operating pawn shops that lend money on the security of pledged tangible personal property, a transaction commonly referred to as a "pawn loan". Pawn shops provide a convenient source of consumer loans and a ready market for the resale of previously-owned merchandise acquired by the Company when customers do not repay pawn loans. The Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount based on the size and term of the pawn loan, in a manner similar to which interest is charged on a loan, and has generally ranged from 120% to 240% annually, as permitted by state laws and local ordinances. The pledged property is held through the term of the pawn loan contract, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawn shop. For the years ended December 31, 1998 ("1998") and 1997 ("1997"), the Company realized an annualized average pawn service charge equal to 148% and 158% of pawn contracts outstanding.

The pawnshop industry in the United States is highly fragmented and in the early stages of consolidation. The five publicly traded pawn shop companies operate approximately 8% of the total United States pawn shops. Management believes that there are significant opportunities for growth through the acquisition of existing pawn shops, the opening of new pawn shops, and the improvement of productivity in pawn shop operations through the application of modern management techniques.

Business Strategy
The Company intends to identify specific geographic areas in which to concentrate multiple pawn shops in order to achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently, the Company has 85% of its store locations clustered in the Denver, Colorado Metropolitan Area ("Denver"). The Company's recent management activity has focused on identifying those of its seventeen (17) pawn shops in existence at the beginning of Fiscal 1998 that management believed were located in markets that offered the best opportunity for profitable operations. Consistent with this focus, the Company consolidated its operations into thirteen (13) pawn shops during Fiscal 1998.

Management believes that the Company is now properly positioned in the near term to be successful in the markets in which it currently operates. Management intends to continue its analysis of the markets in which the Company currently operates and may decide to expand or contract its current market areas or enter new markets in furtherance of its operating strategies.

Management believes that expanding the Company's market share through the careful acquisition of existing locations in conjunction with opening new pawn shops will provide the best opportunity to meet its strategic objectives. Management believes that additional pawn shops in market clusters will provide economies of scale in supervision, purchasing, administration and marketing. The Company's primary pawn shop acquisition/store opening criteria include the perceived competence of the pawn shop's current management, the annual number of pawn transactions, the outstanding pawn loan balances, the quality and quantity of pawn shop inventory, pawn shop locations, number of competitive pawn shops in the market area, lease terms and physical condition of the pawn shop.

The Company expects to finance the acquisition or development of additional pawn shops through internal cash flow, additional lines of credit and debt and/or equity securities offerings. The Company cannot assure, however, that these sources of financing will be available. Furthermore, a number of factors may limit or even eliminate the Company's ability to increase its number of pawn shops including, (i) unanticipated operating losses or increases in overhead expenses, (ii) unavailability of acceptable acquisition candidates or pawn shop locations, (iii) higher pawn loan demand which will reduce the Company's available capital for expansion, and (iv) general economic conditions. There can be no assurance that any future expansion can be continued on a profitable basis.

Management's ability to identify, acquire or profitably manage additional locations or successfully integrate their operations without substantial costs, delays or other unanticipated problems is a risk factor for future expansion. There can be no assurance that any entity that the Company acquires will achieve profitability that justifies the Company's investment. Acquisitions involve a number of risks, which may include: adverse short-term effects on the Company's reported operating results and cash flows; diversion of management's attention; dependence on retraining, hiring and training key personnel; and the effects of amortization of intangibles. Such risks could have adverse effects on the Company's operations and financial performance. As the Company expands, it will be required to supplement its existing management team in order to effectively manage any acquired entities and successfully implement its acquisition and operating strategies.

Change in Management
On October 29, 1997, the Company accepted the resignations of Daniel B. Rudden, Stanley M. Edelstein, Larry M. Snyder and Melvin Wedgle as members of its Board Of Directors pursuant to an agreement contained and more fully described in
Schedule 14f(1) filed with the Securities and Exchange Commission on September 26, 1997. The Company also accepted the resignations of Melvin Wedgle as Chief Executive Officer and President and Jack Simon as Secretary and Chief Financial Officer. Gary A. Agron, a member of the Board since 1989 remained as a Director. The Company appointed Charles C. Van Gundy as a Director, President, Chief
Executive Officer and Chief Financial Officer, and Jack Skidell and Mark Honigsfeld as Directors. Mr. Van Gundy, associated with the Company since 1992, served the Company as its Chief Financial Officer, Secretary and Director from October 1994 until his resignation in August 1997. On August 6, 1998, Mr. Honigsfeld resigned as a Director. On August 13, 1998, Ross L. Murphy was appointed as a Director to fill the vacancy created by Mr. Honigsfeld's resignation.

Recent Store Activity
Immediately after the change in management, the Company's new management completed an evaluation of the markets in which the Company was operating. Based upon that evaluation, management made certain recommendations to the Board of Directors (the "Board"). In November 1997, the Board approved two recommendations; (i) improve the profitability of the Company's operations in Cheyenne, Wyoming through the consolidation of under-performing pawn shops into one; and (ii) locate a buyer for the Company's pawn shop in Las Vegas, Nevada (Bobby's).

During 1996, the Company entered the Cheyenne, Wyoming market using its store cluster market concept by acquiring or opening a total of four stores. The Cheyenne, Wyoming market ultimately proved to be insufficient to support such a cluster of stores. At December 31, 1997, two stores had been consolidated; and in early February 1998, all three remaining stores were consolidated into one location. Management believes that as a result of the operational cost savings attainable through consolidating its pawn business into a single location in this market, its one remaining pawn shop in Cheyenne will be profitable in the future.

During late 1996, the Company acquired two pawn shops in the Las Vegas, Nevada market, one through merger and one through purchase. On November 14, 1997, the merger was rescinded by mutual agreement of the parties. In November 1997, management evaluated the relative merits of expansion in the Las Vegas market and determined that while the Las Vegas market presented potential for establishing a profitable cluster of stores, other barriers to expansion in Las Vegas were greater than its potential to the Company at this time. In July 1998, the Company sold the Las Vegas store.

In June 1997, the Company acquired one store in the Omaha, Nebraska market. The Company completed its evaluation of the Omaha, Nebraska market in the third quarter of 1998 and determined that its potential to the Company for expansion at this time was minimal. On December 31, 1998, the Company closed the Omaha, Nebraska store.

Letter of Intent
On November 10, 1998, the Company entered into a non-binding letter of intent to acquire Cash-N-Pawn International, Ltd., a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. As of the date of this report, final terms remained under negotiation.

Operating Controls
The Company has an organizational structure that management believes can support a larger operating base. The store locations are monitored on a daily basis from corporate headquarters through an online, real time computer network system. The Company also has an internal audit staff that monitors the Company's perpetual inventory system, lending practices, and regulatory compliance. Management believes that the current operating and financial controls and its computer systems are adequate for its current operating base and for planned growth in the near term. However, the Company's management information and point of sale systems will require extensive improvement to support long-term store growth. Management intends to complete its current analysis of such requirements, both software and hardware, and begin development and installation of these systems improvements within the next eighteen months.

Pawn Operations
The Company is engaged in the business of advancing money to customers on the security of pledged goods. The pledged goods are tangible personal property and generally consist of jewelry, guns, tools, televisions and stereos, musical instruments and other miscellaneous items. The pledged personal property is offered by the customer to provide security to the Company for the repayment of the pawn loan. Pawn loans cannot be made with personal liability to the customer, and therefore, the Company does not investigate the creditworthiness of the customer, but relies on the pledged personal property and the possibility of its forfeiture as a basis for its credit decision. The Company receives a pawn service charge to compensate it for extending the pawn loan. Pawn service charges contributed approximately 43% and 44% to the Company's total operating revenues for 1998 and 1997, respectively.

At the time a pawn transaction is entered into, a pawn contract agreement, commonly referred to as a pawn ticket, is delivered to the customer (pledgor) that sets forth, among other items, the name and address of the pawn shop and the customer, the customer's identification number from a valid driver's license, military or other official identification, a description of the pledged goods, including applicable serial numbers, and the amount advanced, the pawn service charge, the maturity date of the pawn loan, total amount that must be paid to redeem the pledged goods on the maturity date and the monthly percentage rate of the pawn service charge.

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

The recovery of the pawn loan amount and accrued service charges, as well as realization of gross profit on sales of inventory, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral when extending a pawn loan can result in reduced marketability of the property and resale of the property for an amount less than the pawn loan amount plus accrued service charge. However, historically, the Company has experienced gross profits from sales of inventory. The Company generated gross profit margins on the sale of inventory of approximately 15% and 20% for 1998 and 1997, respectively.

At December 31, 1998, the Company had 24,645 pawn loans outstanding with an aggregate balance of $2,750,000, or an average of $111.58 per pawn loan outstanding. At December 31, 1997, the Company had 30,346 pawn loans outstanding with an aggregate balance of $3,711,000, or an average of $122.29 per pawn loan outstanding. The Company monitors and maintains record keeping in connection with its pawn loans through a specialized computer hardware and software system.

During 1998 and 1997, approximately 32% and 33%, respectively, of pawn loans were not redeemed, with the forfeited pledged property added to the Company's sales inventory. For 1998 and 1997, the Company's annualized yield on its average pawn loan balance outstanding was 148% and 158%, respectively.

Management believes that its profitability is dependent upon, among other factors, its employees' ability to make pawn loans that achieve optimum redemption rates, to be effective sales people and to provide superior customer service. The Company provides an incentive compensation plan for its store level employees based on managerial and financial performance.

Resale Operations
The Company sells used goods acquired when a pawn loan is not repaid and new goods purchased from vendors. New goods, which historically represent less than 1% of the Company's total inventory, consist primarily of accessory merchandise which enhances the marketability of inventory, such as settings for precious stones. Sales of new and used goods were approximately 56% and 55% of the Company's total operating revenues for 1998 and 1997, respectively.

The Company does not provide its customers with warranties on used merchandise purchased from the Company.

The Company permits customers to purchase inventory on a "lay-away" plan whereby the customer purchases an item by making an initial cash deposit representing a part of the selling price and agrees to make additional, non-interest bearing payments of the balance of the selling price in accordance with a specified schedule. The Company then sets aside the lay-away item until the selling price is paid in full. Should the customer fail to make a required payment, the item may be returned to inventory and previous payments forfeited to the Company. Revenues derived from lay-away plans historically amount to less than 1% of total revenues.

The Company provides an allowance for inventory valuation of its merchandise held for resale based on management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and mark downs necessary to liquidate slow moving merchandise. At December 31, 1998, total merchandise held for resale was $1,789,000 after reduction for a valuation allowance of $190,000.

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

The pawn shop industry is highly fragmented and includes over 13,000 pawn shops in the United States, the great majority of which are managed by independent owner-operators. Some of these independent operators own multiple pawn shops, and a few companies (who are generally regional operators) own more than 50 pawn shops. Including the Company, there are five publicly held pawn shop chains of which the Company has the fewest pawn shops and the smallest amount of assets, revenues, net worth and personnel. In the Company's Colorado market, which comprises 85% of all Company locations, there are approximately 180 competitor pawn shops including 24 pawn shops operated by another publicly held pawn shop chain, 16 of which are in the Denver metropolitan area. To the Company's knowledge, there are no other pawn shop operators in Colorado who operate more pawn shops than the Company.

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

Regulation
The Company's pawn shop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the markets in which it operates. Set forth below is a summary of the various regulations applicable to the Company's operations.

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

Wyoming. In Wyoming pawn shops must be licensed by the city in which the pawn shop is located, as well as by the state. Maximum allowable service charge rates may be set by both city ordinance, as well as state statute. Pawn shop licenses may be revoked by state or local authorities for certain defined improper conduct. For instance, under Wyoming state law, a pawnbroker may not accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the customer; accept any waiver of any right or protection accorded to a pledgor under Wyoming state law; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more or less than two months from the transaction date; fail to disclose information concerning the pawn transaction to its customers pursuant to applicable provisions of Federal Regulation Z of the Truth in Lending Act and the Wyoming Uniform Consumer Credit Code; fail to display in a conspicuous place on its premises the days and hours during which a redemption may be made; engage in false or misleading advertising concerning the terms or conditions of credit with respect to a pawn transaction; or purchase used or second hand personal property unless a record is established containing the name, address, accurate description and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property. Under applicable state law, the maximum allowable pawn service charges for Wyoming pawn loans are 240% annually and the amount lent in any one pawn transaction to any one customer may not exceed $3,000. Local municipalities in which the Company operates may also regulate pawn service charges within their jurisdictions. The City of Cheyenne, where the Company's Wyoming pawn shop is located, deviates from the Wyoming statute pertaining to pawn service charges. The maximum allowable pawn service charges for Cheyenne pawn loans are set forth below:

    Maximum Annual Rate                On That Part of Unpaid Principal Balance
    -------------------                ----------------------------------------
                                                Which is Between
                                                ----------------

          240%                                    $0 to $200
          120%                                    $200 to $400
           60%                                    $400 to $1,000
           18%                                    $1,000 to $3,000

Firearms. All the Company's pawn shops must comply with federal regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require, among other things, each pawn shop dealing in guns to maintain a permanent written record of all guns received or disposed. During Fiscal 1994, the Company implemented procedures which comply with all rules and regulations promulgated by federal, state and local authorities under the Brady Handgun Violence Prevention Act of 1993 (the "Brady Bill") which requires, among other things, a background investigation of any person purchasing or redeeming a handgun prior to completion of the transaction. The Company does not sell or deal in ammunition for firearms. As a matter of policy, the Company does not sell handguns to the general public in any of its stores operating in the Denver Colorado metropolitan area (the "Denver Area"), but rather, wholesales all forfeited handguns from Denver Area stores to licensed gun dealers.

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

Employees
The Company currently employs 85 employees, including its executive officers.

New Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") has recently issued Statements of Financial Accounting Standards ("SFAS") that may affect the Company's financial statements as follows:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently, the Company's only component which would comprise comprehensive income is its results of operations.

Also, in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes reporting standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also established standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Currently, the Company has no identifiable operating segments as defined.

In February 1998, the FASB issued SFAS No. 132,"Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. This statement currently has no impact on the Company's financial statements as the Company has no post retirement benefits.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 address the accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement currently has no impact on the financial statements of the Company as the Company has no derivative instruments nor participates in hedging activities.

ITEM 2. - PROPERTIES

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's Common Stock has been traded on the Nasdaq SmallCap Market ("NASDAQ") under the symbol "USPN" since May 10, 1989. On March 18, 1999, the closing sales price for the Company's Common Stock was $3.44 per share.

The following table sets forth for the quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ.

                                                               Common Stock
By Quarter Ended:                                            High        Low
                                                             ----        ---
Fiscal 1998
      December 31, 1998..................................    2.19        1.16
      September 30, 1998.................................    3.94        1.88
      June 30, 1998......................................    4.38        3.00
      March 31, 1998.....................................    4.00        2.75

Fiscal 1997
      December 31, 1997..................................    4.06        2.87
      September 30, 1997.................................    3.69        1.87
      June 30, 1997......................................    4.44        3.12
      March 31, 1997.....................................    5.00        3.62

The above quotations were reported by NASDAQ and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 31,1998, the Company had approximately 1,500 stockholders of record. The Company has not declared any dividends on its Common Stock to date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Except for the historical information contained herein, certain matters set forth in this report are forward- looking statements within the meaning of the
"safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes", "estimates", "plans", "expects", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS
Year Ended December 31, 1998 ("1998") Compared to Year Ended December 31, 1997 ("1997")

The following selected, unaudited financial data drawn from the Company's audited statements for the years ended December 31, 1998 and 1997 for each market in which the Company operates or operated during the years ended December 31, 1998 and 1997 is presented below to facilitate management's discussion and analysis (all amounts, except per share data, in thousands):

                            Colorado              Wyoming                Nevada                Nebraska           Consolidated
                            --------              -------                 ------               --------           ------------
                        1998       1997      1998        1997        1998       1997       1998      1997       1998        1997
                        ----       ----      ----        ----        ----       ----       ----      ----       ----        ----

Total Revenues          9,380     10,343       623       1,354         485       691         580       356      11,068      12,744

Cost of sales           4,025      4,408       313         713         344       279         631       255       5,313       5,655
Operations              2,966      3,062       242         647         147       288         348       128       3,703       4,125
Admin                   1,146      1,751      --          --          --        --          --        --         1,146       1,751
Depreciation
 and amortization         265        323        53         205          23        28         193        12         534         568
                       ------    -------    ------    --------    --------    ------    --------    ------    --------    --------

Total expenses          8,402      9,544       608       1,565         514       595       1,172       395      10,696      12,099
                       ------    -------    ------    --------    --------    ------    --------    ------    --------    --------

Income (loss) from
 operations               978        799        15        (211)        (29)       96        (592)      (39)        372         645

Other
  (expenses)             (292)      (571)      (10)        (18)         (9)      (19)       --          (2)       (311)       (610)
                       ------    -------    ------    --------    --------    ------    --------    ------    --------    --------

Income (loss) before
 income taxes             686        228         5        (229)        (38)       77        (592)      (41)         61          35

Income taxes              245        129        17        (105)         78        17        (144)        8         196          49

Minority
  interest               --         --        --             9        --        --          --        --          --             9
                       ------    -------    ------    --------    --------    ------    --------    ------    --------    --------

Net income(loss)          441         99       (12)       (115)       (116)       60        (448)      (49)       (135)         (5)

Dividends on
 preferred stock          (36)       (36)     --          --          --        --          --        --           (36)        (36)
                       ------    -------    ------    --------    --------    ------    --------    ------    --------    --------

Earnings(loss)
  for common
   shares              $  405    $    63    $  (12)   $   (115)   $   (116)   $   60    $   (448)   $  (49)   $   (171)   $    (41)
                       ======    =======    ======    ========    ========    ======    ========    ======    ========    ========

Earnings (loss)
 per share             $  .10    $   .02    $ --      $   (.03)   $   (.03)   $  .01    $   (.12)   $ (.01)   $   (.05)   $   (.01)
                       ======    =======    ======    ========    ========    ======    ========    ======    ========    ========

Revenues
Total revenues for 1998 decreased by 13% to $11,068,000 from $12,744,000 for 1997. During 1998, same store (the "Colorado Market") operations (12 stores) generated revenues of $9,380,000 compared to $10,343,000 during 1997. Stores in other markets ("Other Market Stores") generated revenues of $1,688,000 in 1998 (3 stores) compared to $2,401,000 during 1997 (5 stores). The decrease in revenues for 1998 reflects an 12% drop in merchandise sales, $6,217,000 compared to $7,058,000, a decrease of 15% in pawn service charges to $4,785,000 from $5,640,000, and a 41% increase in other income to $65,000 from $46,000. As a percentage of total revenues, merchandise sales increased to 56% from 55% and pawn service charges decreased to 43% from 44% during 1998 as compared to 1997. This revenue mix is consistent with the Company's expectations.

Merchandise Sales
During 1998, the Colorado Market generated merchandise sales of $5,187,000 as compared to $5,719,000 during 1997. Other Market Stores posted merchandise sales of $1,030,000 for 1998 as compared to $1,339,000 for 1997. For 1998, the
Company's annualized inventory turnover rate was 2.6 times with a gross profit margin on sales of 15% as compared to 2.6 times and 20% for 1997. However, in the markets in which the Company's operations will continue into 1999 (Colorado and Wyoming), the Company experienced annualized inventory turns of 2.5 times with a gross profit margin on sales of 22.2 % during 1998. The decrease in the gross profit on sales percentage is primarily attributable to the liquidation of merchandise inventory at or below cost from the Nevada (sold) and Nebraska (closed) stores during 1998. The Company expects its annualized inventory turnover rate to approximate 2.5 times and to produce gross margins on sales of 20% or higher for 1999.

Pawn Service Charges
During 1998, the Colorado Market generated pawn service charges of $4,135,000 as compared to $4,592,000 for 1997. Other Market Stores contributed pawn service charges of $650,000 for 1998 compared to $1,048,000 for 1997. The Company's pawn loan balance outstanding decreased $961,000 or 26% to $2,750,000 from $3,711,000 at December 31, 1997. The decrease in the pawn loan balance during 1998 consisted primarily of a decrease of $374,000 in the Colorado Market, a decrease of $70,000 in Wyoming, a decrease of $169,000 in Nebraska (closed) and a decrease of $348,000 in Nevada (sold).

The decrease in the Company's pawn loans outstanding during 1998 is primarily the result of a decrease of $2,147,000 in new pawn loans written during 1998 as compared to 1997. The decrease in new pawn loans written during 1998 consisted primarily of a decrease of $1,484,000 in the Colorado Market, a decrease of $280,000 in Wyoming, a decrease of $462,000 in Nevada (sold) and an increase of $79,000 in Nebraska (closed). Management believes that the decrease in the pawn loan balance in its Colorado Market during 1998 is due primarily to the strong overall economy in its Colorado Market ( which may have had the effect of dampening the demand for pawn loans), increased competitive conditions for small consumer loans, and the diversion of management's attention to issues related to the Nevada and Nebraska stores. The decrease in the Company's Wyoming store is attributable to the consolidation of that market from four pawnshops into one. The decrease in the Company's Nevada market is attributable to the sale of the Company's one store in Las Vegas on July 20, 1998. The decrease in the Company's Nebraska market is attributable to the unsatisfactory performance of the Company's one pawn shop there since it was acquired in June of 1997 and the decision to close this pawnshop during fourth quarter of 1998.

Management is currently analyzing the available market data further in order to more fully understand the trend which appears to be developing in its Colorado Market. Strategies to increase the number of pawn loans written are currently under evaluation. Management is anticipating that pawn loan demand may remain weak into fiscal 1999. As a result of the conditions described above, the Company realized an annualized pawn service charge on average pawn loans outstanding during the period equal to 148% for 1998 as compared to 158% for the 1997.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) decreased to 32% for 1998 as compared to 33% for 1997. The Company's forfeiture rate is believed to be in line with industry comparisons, but less than the Company's expectations. The Company plans to re-emphasize its aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to emphasize this loan strategy for the reasonably foreseeable future and anticipates the forfeiture rate to approximate 35% for Fiscal 1999.

Total Cost of Sales and Expenses
Total cost of sales and expenses for 1998 decreased 12% to $10,696,000 as compared to $12,099,000 for 1997. As a percentage of total revenues, total cost of sales and expenses for 1998 increased to 97% from 95% as compared to 1997. The increase in total cost of sales and expenses as a percentage of total revenues for 1998 is comprised primarily of a 4% increase in cost of sales, a 1% increase in operating expenses, a 4% decrease in administration, and a 1% increase in depreciation and amortization. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in future periods.

Operating Expenses
Operating expenses decreased by $422,000 or 10% during 1998 as compared to 1997. However, as a percentage of total revenues, operating expenses increased to 33% for 1998 as compared to 32% for 1997. The increase in operating expenses as a percentage of revenues for 1998 is primarily attributable to the decrease in revenues for 1998. As many operating expenses are fixed, i.e., they do not fluctuate as revenues fluctuate, the expense to revenue ratio will in some cases increase.

Administration
Administrative overhead decreased during 1998 by $605,000 or 35% to $1,146,000 from $1,751,000 as compared to 1997. As a percentage of total revenues, administrative overhead decreased to 10% for 1998 from 14% as compared to 1997. The decrease in administrative overhead is due primarily to reductions in salary expense and related employee benefits of $355,000 and $250,000 in other administrative expense categories during 1998 as compared to 1997.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 1998 by $34,000 as compared to the 1997. The decrease consists primarily of a decrease of $58,000 for the Colorado Market stores, a decrease of $152,000 in Wyoming, a decrease of $5,000 in Nevada, and an increase of $181,000 due to the impairment of unamortized long-lived intangible assets related to the Company's Nebraska operation.

Other Expense
Interest expense for 1998 decreased by $65,000. The Company reduced its outstanding debt during 1998 by $2,194,000. The Company recognized an aggregate loss of $25,000 during 1998 on the disposal of equipment related to the consolidation of its Wyoming operations and the sale of its Nevada store.

Operating Results
Income from operations for 1998 decreased by 42% to $372,000 from $645,000 as compared to 1997. After accounting for the effects of income taxes, preferred dividends and minority interest, (losses) attributable to common stockholders for 1998 increased 317% to $(171,000) from $(41,000) as compared to 1997.

Income Taxes
The current provision for income taxes includes an estimated tax liability of $139,000 related to non deductible amortization of certain intangible assets and a difference between the basis for purposes of income tax versus financial accounting in connection with the sale of certain assets of the Company's Las Vegas, Nevada store. These items represent permanent differences between book and tax calculations.

Loss Per Share
(Loss) per share for 1998 equaled $(0.05) as compared to $(0.01) for 1997. The number of common shares outstanding decreased during 1998 by 87,369 as a result of the issuance of 59,375 common shares from the exercise of employee options and underwriter warrants and the repurchase of 146,744 common shares by the Company. The weighted average number of shares outstanding increased by 1.4% in 1998 to 3,783,000 from 3,731,000. In loss periods, the weighted average number of shares outstanding, assuming dilution does not include the dilutive effects of outstanding stock purchase options and warrants, as including such effects would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased by 5% to $5,407,000 at December 31, 1998 from $5,148,000 at December 31, 1997. Total assets decreased during 1998 by $2,532,000 mainly due to decreases in pawn loans, service charges receivable, inventory, income tax receivables and intangible assets. Total liabilities decreased by $2,331,000 at December 31, 1998 to $1,412,000 from $3,743,000 at

December 31, 1997 mainly due to the Company's ability to repay $2,194,000 of debt. Total stockholders' equity decreased during 1998 by $201,000 as a result of losses, net of income taxes and preferred dividends of $171,000 and a net decrease of $30,000 from common stock transactions.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1998 Periods, the Company raised sufficient capital to satisfy its capital requirements.

During 1998, the Company maintained a bank line of credit totaling $1,000,000. The agreement was fully paid on its maturity date of April 4, 1998. The Company is currently seeking a renewal of this credit facility or a new banking relationship.

The private borrowings which comprises $711,000 of the total liabilities are due in 1999 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

The Company plans to expand its operating base with acquisitions of existing pawn shops and the development of new locations by actively seeking such acquisitions and locations. The Company expects to fund this expansion and meet its on-going working capital needs with internally generated funds, debt and/or equity offerings if needed and lines of credit. There can be no assurance however, that such debt or equity offerings and lines of credit will be available to the Company.

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

Based on the progress made to date and its time-table for further progress in attaining Y2K compliance, the Company does not currently anticipate any significant risks associated with its Y2K issues. However, management believes that it is not possible to determine with absolute certainty that all Y2K issues pertaining to the Company have or will be identified and corrected. Because the assessment of its Y2K issues is incomplete at this time, the Company has yet to determine the most reasonably likely worst case scenario relating to Y2K issues, and has yet to complete a comprehensive contingency plan with respect to its Y2K issues. The Company anticipates completing its Y2K assessment and comprehensive contingency plan by September 30, 1999.

ITEM 7. - FINANCIAL STATEMENTS
------------------------------

                                 U.S. PAWN, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                           December 31, 1998 and 1997

                        U.S. PAWN, INC. AND SUBSIDIARIES


                                Table of Contents
                                -----------------


                                                                        Page
                                                                        ----

Independent Auditors' Report.............................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets.........................................F-3

     Consolidated Statements of Operations...............................F-4

     Consolidated Statements of Changes in Stockholders' Equity..........F-5

     Consolidated Statements of Cash Flows...............................F-6

Notes to Consolidated Financial Statements...............................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
U.S. Pawn, Inc. and Subsidiaries
Westminster, Colorado


We have audited the accompanying consolidated balance sheets of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                 Ehrhardt Keefe Steiner & Hottman PC

February 26, 1999
Denver, Colorado

                        U.S. PAWN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                              December 31,
                                                       -------------------------
                                                           1998          1997
                                                       -----------   -----------
                                     Assets
Current assets
     Cash                                              $   831,000   $   791,000
     Service charges receivable                            371,000       534,000
     Pawn loans                                          2,750,000     3,711,000
     Accounts receivable, net                               28,000        18,000
     Income tax refund receivable                          162,000       356,000
     Deferred income taxes                                  81,000        94,000
     Inventory, net                                      1,789,000     2,343,000
     Prepaid expenses and other                            134,000       124,000
                                                       -----------   -----------
           Total current assets                          6,146,000     7,971,000

Property and equipment, net                              1,574,000     1,808,000
Intangible assets, net                                     328,000       801,000
Other assets                                                20,000        20,000
                                                       -----------   -----------

                                                       $ 8,068,000   $10,600,000
                                                       ===========   ===========

                      Liabilities and Stockholders' Equity
Current liabilities
     Line of credit                                    $      --     $   637,000
     Accounts payable                                       54,000        48,000
     Customer layaway deposits                              33,000        70,000
     Accrued expenses                                      408,000       494,000
     Current portion of notes payable
        - related parties                                  136,000       905,000
     Current portion of notes payable                      108,000       669,000
                                                       -----------   -----------
           Total current liabilities                       739,000     2,823,000

Notes payable - related parties,
   less current portion                                       --         161,000
Notes payable, less current portion                        665,000       731,000
Deferred income taxes                                        8,000        28,000
                                                       -----------   -----------
           Total liabilities                             1,412,000     3,743,000
                                                       -----------   -----------
Commitments and contingencies

Stockholders' equity
     Redeemable preferred stock, 9.5%,
      $10 par value, 1,000,000 shares
      authorized; 37,800 shares issued
      and outstanding                                      378,000       378,000
     Common stock, no par value,
      30,000,000 shares authorized; 3,685,410 and
      3,772,779 shares issued and outstanding            5,462,000     5,492,000
     Retained earnings                                     816,000       987,000
                                                       -----------   -----------
           Total stockholders' equity                    6,656,000     6,857,000
                                                       -----------   -----------

                                                       $ 8,068,000   $10,600,000
                                                       ===========   ===========

                See notes to consolidated financial statements.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                            Year Ended
                                                           December 31,
                                                  ----------------------------
                                                      1998             1997
                                                  ------------    ------------
Revenues
     Sales                                        $  6,217,000    $  7,058,000
     Pawn service charges                            4,785,000       5,640,000
     Other income                                       66,000          46,000
                                                  ------------    ------------
           Total revenues                           11,068,000      12,744,000
                                                  ------------    ------------

Cost of sales and expenses
     Cost of sales                                   5,313,000       5,655,000
     Operations                                      3,703,000       4,125,000
     Administration                                  1,146,000       1,751,000
     Depreciation and amortization                     534,000         568,000
                                                  ------------    ------------
           Total cost of sales and expenses         10,696,000      12,099,000
                                                  ------------    ------------

Income from operations                                 372,000         645,000

Other income (expenses)
     Interest                                         (183,000)       (208,000)
     Interest, related parties                        (103,000)       (143,000)
     Loss on settlement of contract                       --          (220,000)
     Loss on disposal of assets                        (25,000)        (39,000)
                                                  ------------    ------------
           Total other income (expenses)              (311,000)       (610,000)

Income before income taxes and
      minority interest                                 61,000          35,000

Income tax expense                                     196,000          49,000
                                                  ------------    ------------

Income (loss) before minority interest                (135,000)        (14,000)

Minority interest                                         --             9,000
                                                  ------------    ------------

Net income (loss)                                     (135,000)         (5,000)

Dividends on preferred stock                           (36,000)        (36,000)
                                                  ------------    ------------

Net income (loss) available for
      common stockholders                         $   (171,000)   $    (41,000)
                                                  ============    ============

Earnings (loss) per common share
    - basic and diluted                           $       (.05)   $       (.01)
                                                  ============    ============

Weighted average shares outstanding                  3,782,844       3,730,715
                                                  ============    ============

                See notes to consolidated financial statements.

                                           U.S. PAWN, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Changes in Stockholders' Equity
                                          Years Ended December 31, 1998 and 1997


                                               Preferred Stock                Common Stock
                                             -------------------       -------------------------       Retained
                                             Shares       Amount        Shares          Amount         Earnings          Total
                                             ------       ------        ------          ------         --------          -----
Balance at December 31, 1996                 37,800     $ 378,000      3,496,489      $ 4,859,000     $ 1,028,000     $ 6,265,000

Exercise of common stock options                 -             -         200,624          424,000              -          424,000

Stock issued for acquisition                     -             -          75,666          275,000              -          275,000

Tax effect of options exercised                  -             -              -           225,000              -          225,000

Repurchase of options                            -             -              -          (267,000)             -         (267,000)

Option offering costs                            -             -              -           (24,000)             -          (24,000)

Dividends on preferred stock                     -             -              -                -          (36,000)        (36,000)

Net loss                                         -             -              -                -           (5,000)         (5,000)
                                           --------     ---------    -----------      -----------     -----------     -----------

Balance at December 31, 1997                 37,800     $ 378,000      3,772,779      $ 5,492,000     $   987,000     $ 6,857,000

Exercise of common stock options                 -             -           8,875           16,000              -           16,000

Exercise of common stock warrants                -             -          50,500          151,000              -          151,000

Repurchase of common stock                       -             -        (146,744)        (196,000)             -         (196,000)

Stock issuance costs                             -             -              -            (1,000)             -           (1,000)

Dividends on preferred stock                     -             -              -                -          (36,000)        (36,000)

Net loss                                         -             -              -                -         (135,000)       (135,000)
                                           --------     ---------    -----------      -----------     -----------     -----------

Balance at December 31, 1998                 37,800     $ 378,000      3,685,410      $ 5,462,000     $   816,000     $ 6,656,000
                                           ========     =========    ===========      ===========     ===========     ===========

                                           See notes to consolidated financial statements.

                                                                  F-5

                        U.S. PAWN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                          Years Ended
                                                           December 31,
                                                  ----------------------------
                                                       1998           1997
                                                  ------------    ------------
Cash flows from operating activities
   Net income (loss)                              $   (135,000)   $     (5,000)
                                                  ------------    ------------
   Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
     Loss on disposal of fixed assets                   25,000          39,000
     Allowance for inventory obsolescence              (24,000)        214,000
     Accrued interest receivable written off              --            (4,000)
     Settlement costs                                     --           220,000
     Depreciation and amortization                     534,000         568,000
     Deferred income taxes                              (7,000)       (179,000)
     Minority interest                                    --            (9,000)
     Income tax effect of stock
       options exercised                                  --           225,000
     Changes in:
       Service charges receivable                       76,000          37,000
       Inventory                                       578,000        (292,000)
       Accounts receivable                             (10,000)        (37,000)
       Income taxes receivable                         194,000        (356,000)
       Prepaid expenses and other                      (10,000)         99,000
       Accounts payable                                  6,000          19,000
       Accrued expenses                                (86,000)        273,000
       Customer layaway deposits                       (37,000)         16,000
                                                  ------------    ------------
                                                     1,239,000         833,000
                                                  ------------    ------------
         Net cash provided by
           operating activities                      1,104,000         828,000
                                                  ------------    ------------
Cash flows from investing activities
   Pawn loans made                                  (9,644,000)    (11,791,000)
   Pawn loans repaid                                 6,929,000       7,736,000
   Pawn loans forfeited                              3,371,000       3,893,000
   Proceeds from sale of equipment                      (9,000)          6,000
   Purchase of property and equipment                  (68,000)       (470,000)
   Proceeds from sale of pawnshop                      632,000            --
   Cash paid for pawn shop acquisitions,
     net of cash acquired                                 --          (150,000)
   Acquisition costs                                      --           (30,000)
   Other assets                                           --             7,000
   Purchase of minority interest in subsidiary         (15,000)        (20,000)
                                                  ------------    ------------
         Net cash provided (used) by
           investing activities                      1,196,000        (819,000)
                                                  ------------    ------------
Cash flows from financing activities
   Net activity on line-of-credit                     (637,000)        424,000
   Dividends paid                                      (36,000)        (36,000)
   Issuance of notes payable and long-term debt         42,000         553,000
   Payments on notes payable and long-term debt       (669,000)       (186,000)
   Issuance of notes payable-related parties            10,000         189,000
   Payments on notes payable-related parties          (940,000)       (972,000)
   Net proceeds from exercise of options
    and warrants, net of offering costs                166,000         400,000
   Repurchase of options and common stock             (196,000)       (267,000)
                                                  ------------    ------------
         Net cash provided (used) by
           financing activities                     (2,260,000)        105,000
                                                  ------------    ------------

Net increase in cash                                    40,000         114,000

Cash, beginning of year                                791,000         677,000
                                                  ------------    ------------

Cash, end of year                                 $    831,000    $    791,000
                                                  ============    ============

                See notes to consolidated financial statements.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

U.S. Pawn, Inc., (the Company) was incorporated in the State of Colorado in March 1980. The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property to residents of Colorado, Wyoming, Nevada and Nebraska. In addition, the Company offers for resale personal property from forfeited loans, as well as merchandise purchased directly from customers and vendors. As of December 31, 1998, the Company operated 12 pawnshops in Colorado and 1 pawnshop in Wyoming.

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

Minority Interest
-----------------

The consolidated financial statements of the Company include the assets, liabilities and equity of Advantage Pawn, Inc. (Advantage) which was owned 100% and 94% by the Company at December 31, 1998 and 1997, respectively.

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

Concentrations of Credit Risk
-----------------------------

There are no concentrations of credit risk, except for geographical concentrations, with respect to pawn loans receivable. The Company is engaged in the business of advancing money to customers on the security of pledged goods. The pledged goods are tangible personal property and are offered by the customer to provide security to the Company for the repayment of the pawn loan. Pawn loans cannot be made with personal liability to the customer, and therefore, the Company does not investigate the creditworthiness of the customer, but relies on the pledged personal property and the possibility of its forfeiture as a basis for its credit decision.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentrations of Credit Risk (continued)
-----------------------------------------

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

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5-10 years for equipment, 7-15 years for leasehold improvements and 15-39 years for buildings. Depreciation and amortization expense of property and equipment was $291,000 for each of the years ended December 31, 1998 and 1997.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Intangible Assets
-----------------

Intangible assets consist primarily of costs in excess of net assets of pawnshops acquired and noncompete agreements with the previous owners of pawnshops acquired. The costs in excess of net assets acquired and the noncompete agreements are amortized on a straight-line basis over 10 years and over the term of the agreements of 5 to 10 years, respectively. Recoverability is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which goodwill applies to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Amortization expense of intangible assets for 1998 was $243,000, of which $186,000 relates to the write-off of goodwill related to a pawnshop location closed during 1998, and for 1997 was $277,000 of which $167,000 relates to the write-off of goodwill related to certain pawnshop locations abandoned and consolidated into other operations during 1997.

Advertising Costs
-----------------

The Company expenses all advertising costs as incurred.

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

Stock Options
-------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for all stock option plans. Under APB 25, no compensation cost has been recognized for stock options granted to employees when the option price equals or exceeds the market price of the underlying common stock on the date of grant.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Stock Options (continued)
-------------------------

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

Management of the Company has determined that a reserve for obsolescence of inventory is necessary in order to reflect a value for inventory that is not in excess of net realizable value. Management has calculated an estimate of the net realizable value of inventory and has recognized an allowance of approximately $190,000 and $213,000 at December 31, 1998 and 1997, respectively, in the accompanying financial statements. Actual net realizable value may differ from these results.

During 1997, the Company approved a plan to consolidate operations in Wyoming and in 1998 close operations in Nebraska. The Company has recognized expenses totaling $162,000 based upon the estimated costs to terminate leases on these locations. The balance of the liability at December 31, 1998 was $114,000. Actual results could differ from these amounts.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently, the Company's only component which would comprise comprehensive income is its results of operations.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements (continued)
-----------------------------------------------------

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Currently, the Company has no identifiable operating segments as defined.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) which standardizes the disclosure requirements for pensions and postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement currently has no impact on the Company's financial statements as the Company has no post retirement benefits.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement currently has no impact on the financial statements of the Company as the Company has no derivative instruments nor participates in hedging activities.

Reclassifications
-----------------

Certain balances in the December 31, 1997 financial statements have been reclassified to conform to the December 31, 1998 presentation.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 2 - Property and Equipment
-------------------------------

Property and equipment consists of the following:
                                                            December 31,
                                                     --------------------------
                                                        1998           1997
                                                     -----------    -----------
Land                                                 $   236,000    $   236,000
Buildings                                                546,000        546,000
Equipment and vehicles                                 1,095,000      1,089,000
Leasehold improvements                                   835,000        796,000
                                                     -----------    -----------
                                                       2,712,000      2,667,000
Less accumulated depreciation and amortization        (1,138,000)      (859,000)
                                                     -----------    -----------

                                                     $ 1,574,000    $ 1,808,000
                                                     ===========    ===========
Note 3 - Intangible Assets
--------------------------

Intangible assets consist of the following:
                                                           December 31,
                                                    ---------------------------
                                                      1998               1997
                                                    ---------         ---------
Goodwill                                            $ 603,000         $ 834,000
Acquisition costs                                      45,000           115,000
Non-compete agreements                                 67,000            32,000
                                                    ---------         ---------
                                                      715,000           981,000
Less accumulated amortization                        (387,000)         (180,000)
                                                    ---------         ---------

                                                    $ 328,000         $ 801,000
                                                    =========         =========
Note 4 - Accrued Expenses
-------------------------

Accrued expenses consist of the following:
                                                               December 31,
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------
Accrued salaries and payroll taxes                      $132,000        $160,000
Accrued property and sales taxes                          92,000          95,000
Accrued interest-related parties                           2,000          11,000
Accrued lease abandonment costs                          114,000         137,000
Other                                                     68,000          91,000
                                                        --------        --------

                                                        $408,000        $494,000
                                                        ========        ========
                                      F-12

                     U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 5 - Line-of-Credit
-----------------------

The Company had an agreement with a bank for a line of credit of $1,000,000 which matured in April 1998; collateralized by substantially all assets of the Company. The Company did not renew this agreement upon maturity. The outstanding balance at 1997 was $637,000.


Note 6 - Notes Payable - Related Parties
----------------------------------------

The Company has notes payable to related parties, who are stockholders or family members of stockholders, totaling $136,000 and $1,066,000 as of December 31, 1998 and 1997, respectively. These notes have interest rates of 10% to 15% per annum, and are unsecured. Interest is due monthly. As a condition of several note payable agreements, the Company issued warrants to purchase 9,000 shares of the Company's common stock, exercisable at $4.00 per share through 1999. A deferred charge of $10,000 has been recorded for the value of the warrants and is being amortized over the term of the loan, which is three years. Amortization of $3,000 was expensed for each of the years ended December 31, 1998 and 1997, respectively.

There were no future maturities of notes payable, related parties at December 31, 1998 as all remaining related party debt is due during 1999.


Notes 7 - Notes Payable
-----------------------

Notes payable consists of the following:
                                                             December 31,
                                                        -----------------------
                                                          1998          1997
                                                        --------      --------

Note  payable to a finance  company  due  November
1999;  interest  rate of 10% per annum;  principal
and interest of $8,100 due monthly; collateralized
by computer  equipment.  The note allows for up to
$250,000 in principal.                                 $  62,000     $ 147,000

Note  payable  to an  individual  due April  2002;
interest  rate  of  15%  per  annum  due  monthly;
unsecured.                                               450,000       450,000

Note  payable to an  individual;  due August 2002;
interest  rate of 12%  per  annum;  principal  and
interest of $2,547 due monthly;  collateralized by
real estate.                                             219,000       224,000

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Notes 7 - Notes Payable (continued)
-----------------------------------
                                                             December  31,
                                                       -----------------------
                                                          1998          1997
                                                       ---------     ---------
Notes payable to various individuals;  due October
31,  1999,  interest  rate of 10% per  annum,  due
monthly; unsecured.                                       42,000       579,000
                                                       ---------     ---------
                                                         773,000     1,400,000
  Less current portion                                  (108,000)     (669,000)
                                                       ---------     ---------

                                                       $ 665,000     $ 731,000
                                                       =========     =========

Maturities of notes payable are as follows:

Year Ending December 31,
------------------------

              1999                                  $    108,000
              2000                                         5,000
              2001                                         6,000
              2002                                       654,000
              2003                                            -
                                                    ------------

                                                    $    773,000
                                                    ============

Note 8 - Commitments and Contingencies
--------------------------------------

Operating Leases
----------------

The Company leases a pawnshop facility from a stockholder and leases its other pawnshop facilities from unrelated parties under operating leases expiring in various years through 2006. Utilities, insurance and taxes are paid by the Company for all of the pawnshop facilities. The majority of the operating leases provide for an option to renew for one additional period of five years at the fair market value at the time of renewal.

                       U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 8 - Commitments and Contingencies (continued)
--------------------------------------------------

Operating Leases (continued)
----------------------------

Future minimum lease payments under noncancelable leases are as follows:

                                     Related        Non-Related
Year Ending December 31,              Party           Parties          Total
------------------------         ------------      ------------     -----------

          1999                   $     36,000      $    431,000     $   467,000
          2000                         36,000           353,000         389,000
          2001                         37,000           307,000         344,000
          2002                         39,000           191,000         230,000
          2003                         19,000            93,000         112,000
          Thereafter                       -            187,000         187,000
                                 ------------      ------------     -----------

                                 $    167,000      $  1,562,000     $ 1,729,000
                                 ============      ============     ===========

Total future minimum lease payments above do not include a reduction of $140,000 for noncancelable sublease payments.

Rent expense was $568,000 and $644,000, for the years ended December 31, 1998 and 1997, respectively. Included in rent expense were amounts paid to a stockholder of $36,000 for 1998 and to a stockholder/officer of $70,000 for 1997.

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

                       U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 8 - Commitments and Contingencies (continued)
--------------------------------------------------

Employment Agreements
---------------------

The Company has entered into employment agreements with two officers of the Company. The agreements include annual salary requirements which total $225,000 and have incentive compensation provisions. The agreements expire in December 2000.


Note 9 - Income Taxes
---------------------

The components of deferred tax assets and (liabilities) are as follows:

                                                        December 31,
                                                ------------------------------
                                                   1998               1997
                                                ---------           ----------
Total deferred tax assets                       $  81,000           $   94,000
Total deferred tax (liabilities)                   (8,000)             (28,000)
                                                ---------           ----------

      Net deferred tax assets (liabilities)     $  73,000           $   66,000
                                                =========           ==========

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:
                                                            December 31,
                                                     --------------------------
Temporary differences:                                  1998             1997
                                                     ---------        ---------

Abandonment of leases                                $  43,000        $  51,000
Change in tax accounting method
   for service charges receivable                       (8,000)        (111,000)
Property and equipment                                  (1,000)          85,000
Inventory                                               25,000           29,000
Other                                                   14,000           12,000
                                                     ---------        ---------

                                                     $  73,000        $  66,000
                                                     =========        =========

Income tax expense (benefit) consists of the following:

                                                         Year Ended
                                                         December 31,
                                               --------------------------------
                                                 1998                    1997
                                               ---------              ---------
Current                                        $ 203,000              $ 228,000
Deferred                                          (7,000)              (179,000)
                                               ---------              ---------

                                               $ 196,000              $  49,000
                                               =========              =========

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Income Taxes (continued)
---------------------------------

The current tax benefit for 1997 associated with the exercise of stock options reduced taxes currently payable by approximately $225,000. Such benefit is reflected as additional paid in capital.

The following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense:
                                                                Year Ended
                                                                December 31,
                                                         -----------------------
                                                           1998            1997
                                                         --------       --------
Tax expense at federal statutory rates                   $ 21,000       $ 15,000
     Goodwill amortization                                 20,000         14,000
     Non deductible items                                   6,000          3,000
     State tax, net of federal benefit                     17,000          1,000
     Sale of pawnshop                                     119,000           --
     Other                                                 13,000         16,000
                                                         --------       --------

                                                         $196,000       $ 49,000
                                                         ========       ========

Note 10 - Redeemable Preferred Stock
------------------------------------

The Company has authorized 1,000,000 shares of $10 par value, redeemable preferred stock. The preferred stock is redeemable only at the Company's option at par value. The preferred stock is nonvoting, cumulative, pays a monthly dividend at an annual rate of 9.5% and has the same rights in the event of liquidation as the common stockholders.


Note 11 - Common Stock, Options and Warrants
--------------------------------------------

Warrants
--------

In connection with a July 1993 private placement offering, the Company issued to an underwriter warrants to purchase up to 125,000 shares of common stock until July 31, 1998 at an exercise price of $3.00 per share. In July 1998, 50,500 warrants were exercised and the remaining warrants expired.

In connection with $300,000 of notes payable issued during 1996, the Company issued warrants to purchase up to 9,000 shares of the Company's common stock for an exercise price of $4.00 per share through 1999. No warrants have been exercised as of December 31, 1998.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Warrants (continued)
--------------------

A summary of the status of the Company's warrants follows:

                                                                               December 31,
                                                       ---------------------------------------------------------------
                                                                 1998                              1997
                                                       ---------------------------        ----------------------------
                                                                          Weighted                            Weighted
                                                                          Average                             Average
                                                       Number of          Exercise         Number of          Exercise
                                                         Shares             Price           Shares             Price
                                                         ------             -----           ------             -----

Outstanding at beginning of year                        134,000           $   3.07           134,000          $   3.07
         Granted                                           --              --                   --             --
         Exercised                                      (50,500)              3.00              --             --
         Canceled                                       (74,500)              3.00              --             --
                                                       --------           --------       -----------         --------

Outstanding and exercisable at end of year
                                                          9,000           $   4.00           134,000          $   3.07
                                                       ========           ========       ===========          ========

The following information summarizes warrants outstanding and exercisable at December 31, 1998:

                         Number of Warrants
                           Outstanding and         Weighted
                           Exercisable at           Average          Weighted
                            December 31,           Remaining         Average
                                                  Contractual        Exercise
Exercise price                  1998                  Life             Price
--------------           ------------------       -----------        ---------

$4.00                                 9,000               .91        $    4.00
=====                      ================       ===========        =========

Stock-Based Compensation Plans
------------------------------

The Company's stock option plans provide for the granting of stock options to employees, key employees, consultants and directors. Under the plans, the Company has reserved 1,452,500 shares of common stock for issuance at prices not less than the fair market value at the date of grant. For options granted to an employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock, on the date of grant. The maximum term of the options is ten years and all plans are fully vested at December 31, 1998.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans (continued)
------------------------------------------

A summary of the status of the Company's stock option plans follows:

                                                                                      December 31,
                                                        ----------------------------------------------------------------------
                                                                      1998                                  1997
                                                        ---------------------------------      -------------------------------
                                                                             Weighted                             Weighted
                                                                             Average                              Average
                                                         Number of           Exercise             Number of       Exercise
                                                          Shares               Price               Shares           Price
                                                          ------               -----               ------           -----

Outstanding at beginning of year                              324,500               2.71             655,040      $       1.96
         Granted                                               40,000               3.50             125,000              3.47
         Exercised                                             (8,875)              1.76            (423,874)             1.96
         Canceled                                             (59,083)              1.70             (31,666)             1.72
                                                        -------------       ------------       -------------      ------------

Outstanding and exercisable at end of year
                                                              296,542       $       2.89             324,500      $       2.71
                                                        =============       ============       =============      ============


Options available for future grant                            218,709                                199,626
                                                        =============                          =============

Weighted average fair value of options granted
  during the year                                       $         .88                          $         .86
                                                        =============                          =============

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans (continued)
------------------------------------------

The following information summarizes stock options outstanding and exercisable at December 31, 1998:

                              Number of Options
                               Outstanding and
                                Exercisable at      Weighted Average
                                 December 31,           Remaining        Weighted Average
                                                       Contractual           Exercise
Range of exercise prices            1998                   Life                Price
------------------------      -----------------    ------------------   ------------

   $1.13 to $2.50                       126,417               5.24       $         1.95
   $2.50 to $3.50                       127,500               8.94                 3.32
   $3.50 to $5.13                        42,625               2.95                 4.38
   --------------               ---------------     --------------       --------------

   $1.13 to $5.13                       296,542               6.50       $         2.89
   ==============               ===============     ==============       ==============

Had compensation cost for these plans been determined based on their fair value at the date of grant pursuant to SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows (in thousands except for per share data):

                                                       December 31,
                                               ----------------------------
                                                  1998              1997
                                               ----------       -----------
Net income (loss) - as reported                $ (172,000)      $   (41,000)
Net income (loss) - pro forma                  $ (207,000)      $  (150,000)
Earnings (loss) per share - basic
   and assuming dilution as reported
                                               $    (.05)       $     (.01)
Earnings (loss) per share - pro forma          $    (.05)       $     (.04)

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans (continued)
------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield                                              - %
Expected stock price volatility                                   52.05%
Risk free interest rate                                             5.6%
Expected life of options                                            1.5 years

Earnings (Loss) Per Share
-------------------------

The following table sets forth the computation of earnings (loss) per common share:

                                                                                             Year Ended
                                                                                            December 31,
                                                                               -------------------------------------
                                                                                    1998                   1997
Numerator:                                                                     -------------           -------------
          Net income (loss) available for common stockholders
                                                                               $    (171,000)          $     (41,000)
                                                                               =============           =============

Denominator:
       Denominator for basic earnings per share - weighted average shares
                                                                                   3,782,844               3,730,715
       Effect of dilutive securities:
        Stock options and warrants                                                        -                       -
                                                                               -------------           ------------
       Denominator for diluted earnings per share - adjusted weighted
        average shares and assumed conversions                                     3,782,844               3,730,715
                                                                               =============           =============

Earnings (loss) per common share - basic and assuming dilution
                                                                               $       (.05)           $       (.01)
                                                                               ============            ============

The  numerators  for  earnings  (loss) per common  share  consists of net income
(loss) adjusted only for dividends paid to preferred stockholders.

The Company approved a plan to repurchase up to 500,000 shares of the Company's common stock through December 31, 1999. During 1998, the Company repurchased 141,500 shares from the open market. In addition, the Company may repurchase up to 37,800 shares of preferred stock at par value of $10.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 12 - Related Party Transactions
------------------------------------

In addition to transactions with related parties discussed throughout the notes to financial statements, the following related party transactions have occurred:

Certain stockholders/directors of the Company are attorneys who have provided certain legal services to the Company. Legal fees incurred totaled approximately $4,000 and $47,000, for the years ended December 31, 1998 and 1997, respectively. In addition, one such attorney received a finder's fee for locating an investor who placed a $450,000 note with the Company.

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


Note 13 - Acquisition/Divestiture Activity
------------------------------------------

Effective February 1, 1996, the Company acquired 80% of the outstanding stock of Advantage for an aggregate purchase price of $188,000. During 1997, the Company acquired an additional 14% of Advantage for an aggregate purchase price of $37,489. The minority stockholders received $19,615 in cash and a promissory note of $17,874 of which $0 and $13,405 was outstanding as of December 31, 1998 and 1997, respectively. During 1998, the Company acquired the remaining 6% of Advantage for $15,000 in cash.

In December 1996, the Company acquired all of the outstanding stock in Bobby's Pawnshop, Inc. (Bobby's) which operated one pawnshop in Las Vegas, Nevada for an aggregate purchase price of $700,000. In July 1998, the Company sold most of these assets for approximately $630,000 in cash. The assets sold included pawn loans, pawn license, trade fixtures and trade name of Bobby's Pawn Shop, Inc. The Company's operations in Nevada closed upon the sale of these assets.

In December 1996, the Company agreed to issue approximately 250,000 shares of its common stock for 100% of the outstanding common stock of Pawnbroker, Inc. d/b/a Quick Bills (Bill's). However, in November 1997, the merger was rescinded by mutual agreements of the parties. The agreement to rescind the merger obligated the Company to pay $220,000 to Bill's shareholders.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 13 - Acquisition/Divestiture Activity (continued)
------------------------------------------------------

On June 17, 1997, the Company acquired all of the outstanding common stock of Pawn Warehouse Outlet, Inc. (Pawn) a pawnshop located in Omaha, Nebraska for an aggregate purchase price of $435,000. Under the agreement, the sellers received 75,666 shares of the Company's common stock valued at $275,000 and cash in the amount of $160,000 in payment of a note payable due to one of the sellers. The purchase price has been allocated to assets based on their fair market value net of liabilities assumed. The purchase price in excess of the assets acquired of approximately $196,000 was recorded as goodwill. The operating results of Pawn have been included in the Company's consolidated financial statements since the date of acquisition. Management ceased operations of this location in December 1998 and the remaining assets are being liquidated.


Note 14 - Supplemental Information to Statement of Cash Flows for Noncash Investing and Financing Activities
-----------------------------------------------------------------------------

                                                             Year Ended
                                                             December 31,
                                                     --------------------------
                                                         1998           1997
                                                     ------------   -----------
Cash paid during the year for interest               $    283,000   $   335,000
                                                     ============   ===========

Cash paid during the year for income taxes           $       --     $   338,000
                                                     ============   ===========

Note issued in acquisition of minority interest      $       --     $    18,000
                                                     ============   ===========

ITEM 8. - DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

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

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table sets forth certain information as to each director's or officer's age, positions with the Company, and the year wheneach first became an officer or director of the Company.



                                                                                           Officer or
                                                                                           Director
Name                          Age                       Office                              Since
----                          ---                       ------                              -----
Charles C. Van Gundy          46                President, Chief Executive                  1994
                                                Officer, Chief Financial Officer,
                                                and Director

Ronald A. Mitola              44                Vice President - Operations,
                                                Secretary                                   1997

Gary A. Agron                 54                Director                                    1989

Jack Skidell                  56                Director                                    1997

Ross L. Murphy                48                Director                                    1998

------------------

     Charles C. Van Gundy has been employed by the Company since January 1992. His positions within the Company have included Vice President of Accounting, Vice President and Chief Financial Officer, and Secretary. Mr. Van Gundy currently serves as the Company's President, Chief Executive Officer, and Chief Financial Officer and is responsible for the overall operations of the Company. Mr. Van Gundy earned his Bachelor of Science degree in accounting and finance from Metropolitan State College of Denver in 1979, and subsequently studied law at the University of San Diego School of Law until 1981. From 1982 to 1992 he served as an accounting officer for various mutual fund, high technology and economic redevelopment organizations. Since August of 1996, he has also been director and officer of Medical Management Systems, Inc., a publicly-held company currently seeking acquisition opportunities.

From November 1995 until May 1997, Mr. Van Gundy was a director and officer of Lahaina Acquisitions, Inc., a publicly-held company seeking acquisition opportunities. He devotes substantially all of his time to the Company's affairs.

     Ronald A. Mitola has been employed by the Company since May of 1992 and has over ten years experience in the pawn industry. In July of 1994, he became General Manager responsible for the day to day operations of the Company's store locations. In January of 1997, he was promoted to Vice President of Operations and was elected to the office of Secretary in November of 1997. He devotes substantially all of his time to the Company's affairs.

     Gary A. Agron earned his Bachelor of Arts degree from the University of Colorado in 1966 and his Juris Doctorate degree from the University of Colorado School of Law in 1969. Since 1969, he has been engaged in the private practice of law in Denver, Colorado, and since 1974, has specialized exclusively in securities law. Mr. Agron has acted as the Company's securities counsel since 1988. He is a director of Xedar Corporation, a publicly-held high technology research and development firm and Meadow Valley Corporation, a publicly-held heavy construction contractor. He devotes such time as is necessary to the Company's affairs.

     Jack Skidell has been President and sole shareholder of Colin Winthrop & Co., Inc., a New York based broker-dealer, registered under Section 15 of the Securities Exchange Act of 1934 since 1990. In addition, Mr. Skidell was also President of Shelter Rock Securities Corporation, a broker-dealer registered under Section 15 of the Securities Exchange Act of 1934 which voluntarily ceased to do business as a broker-dealer in 1990. He devotes such time as is necessary to the Company's affairs.

     Ross L. Murphy has been the Chief Executive Officer and Chairman of the Board of Directors of BancPro Inc., an OTC Bulletin Board specialty lender company located in Tempe, Arizona since 1994. Mr. Murphy earned his Bachelor of Business Administration Degree from the University of Texas in 1973. He owned and led a chain of retail furniture stores for 16 years. Mr. Murphy later acquired Haymco Marketing, which he successfully ran for three years and sold. Mr. Murphy is currently an investment banker with Eaton Mews in Tempe, Arizona and is responsible for raising capital for BancPro, Inc. He devotes such time as is necessary to the Company's affairs.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

The Company's executive officers and directors are required to file under the Securities Exchange Act of 1934 reports of ownership and changes of ownership in securities of the Company with the Securities and Exchange Commission. Based solely upon copies of such reports and information provided to the Company by individual executive officers and directors, the Company believes that during the year ended December 31, 1998 all executive officers and directors complied with such reporting requirements, except for Mr. Murphy who filed his Form 3 seven months late.

ITEM 10. - EXECUTIVE COMPENSATION
---------------------------------

The following tables set forth compensation with respect to the chief executive officer of the Company for the fiscal years indicated in each table:


                           SUMMARY COMPENSATION TABLE

                               Fiscal                        Other          Long-Term Compensation
Name and Position               Year        Salary        Compensation        Stock Options(#)
-----------------               ----        ------        ------------        ----------------

Charles C. Van Gundy (1)        1998         $150,000         -0-                  -0-
President, Chief Executive      1997          125,000         -0-                87,500
Officer, Chief Financial        1996           86,000         -0-                  -0-
Officer and Secretary

Melvin Wedgle (2)               1997         $178,500         -0-                  -0-
  President and                 1996          157,000         -0-                  -0-
  Chief Executive Officer


(1) Mr. Van Gundy was elected to the office of President and Chief Executive Officer on October 29, 1997. Prior to October 29, 1997, Mr. Van Gundy served as the Company's Chief Financial Officer and Secretary.

(2) Mr. Wedgle resigned from the office of President and Chief Executive Officer on October 29, 1997.


                                  OPTION GRANTS IN LAST FISCAL YEAR
                                                                                     Potential Realizable
                                    % of                                        Value at Assumed Annual
                                    Total      Exercise                               Rates of Stock Price
                                    Granted    Price                                 Appreciation for Option
                  Options           in Fiscal  per Share        Expiration                 Term(5)
Name              Granted(1,2)      Year       ($/Sh)(3)        Date(4)            5% ($)           10%($)
----              ------------      ----       ---------        -------           -------           ------

Charles C.           -0-             -             -               -                 -                 -
  Van Gundy
                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR END OPTION VALUES

                                                                                     Value of Unexercised
                                                 Number of Unexercised Options       In-the-Money Options at
          Shares Acquired                              At Fiscal Year End              Fiscal Year End(2)
Name      on Exercise(#)   Value Realized($)(1)   Exercisable Unexercisable     Exercisable       Unexercisable
----      --------------   --------------------   ----------- -------------     -----------       -------------

Charles C.
Van Gundy      -0-            $    -0-              116,750        -0-           $   -0-           $   -0-


(1) Represents the difference, if any, between the market value of the Company's common stock at exercise and the exercise price of the options.

(2) Represents the difference, if any, between the market value of the Company's common stock on December 31, 1998 and the exercise price of the options.

Employment Agreements
The Company and Mr. Van Gundy have entered into an employment agreement, which expires on December 31, 2000. Provisions of the agreement include: (i) an annual base salary of $150,000; (ii) the right to receive incentive compensation during each fiscal year covered by the agreement up to a maximum of 50% of annual base salary and as determined by criteria set by the Board; (iii) an option to purchase 75,000 common shares of the Company at an exercise price of $3.24 per share, which in the event of a change in control of the Company or constructive termination, Mr. Van Gundy could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (iv) the right to earn up to 100,000 and 75,000 options to purchase common shares of the Company based on performance criteria set by the Board for fiscal years 1999 and 2000, respectively, which, if vested, in the event of a change in control of the Company or constructive termination, Mr. Van Gundy could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (v) continuation of salary payments for the greater of the remainder of the term of the agreement or for one year and a lump sum payment equal to 50% of annual base salary in the event of termination without cause by the Company as defined in the agreement; (vi) continuation of salary payments equal to one year's salary in the event of a change in control of the Company; and (vii) continuation of salary payments during periods of disability as defined in the agreement.

The Company and Mr. Mitola have entered into an employment agreement, which expires on December 31, 2000. Provisions of the agreement include: (i) an annual base salary of $75,000; (ii) the right to receive incentive compensation during each fiscal year covered by the agreement up to a maximum of 50% of annual base salary and as determined by criteria set by the Board; (iii) an option to purchase 40,000 common shares of the Company at an exercise price of $3.50 per share, which in the event of a change in control of the Company or constructive termination, Mr. Mitola could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (iv) the right to earn up to 30,000 options to purchase common shares of the Company based on performance criteria set by the Board for fiscal years 1999 and 2000, which, if vested, in the event of a change in control of the Company or constructive termination, Mr. Mitola could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (v) continuation of salary payments not to exceed more than an aggregate amount equal to one year's salary in the event of termination without cause by the Company as defined in the agreement or in the event of a change in control of the Company; and (vi) continuation of salary payments during periods of disability as defined in the agreement.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following table sets forth the holdings of common stock, by each person who, as of the date hereof, holds of record or is known by the Company to hold beneficially or of record, more that 5% of the Company's common stock, by each director or officer, and by all directors and officers as a group.

                                                   Shareholdings
Name and Address                             Number            Percent
----------------                             ------            -------

Charles C. Van Gundy(1)                      146,750              3.7%
7215 Lowell Blvd.
Westminster, CO  80030

Gary A. Agron(2)                              26,500              0.7%
5445 DTC Parkway, Suite 520
Englewood, CO  80111

Jack Skidell(3)                               93,969              2.4%
500 N. Broadway #159
Jericho, NY 11753

Ross Murphy(4)                                12,500              0.3%
3923 S. McClintock Drive #410
Tempe, AZ  85282

Ronald A. Mitola(5)                           60,000              1.5%
7215 Lowell Blvd.
Westminster, CO 80030

Rodney W. Smith                              356,225              8.9%
P.O. Box 7022
Tyler, TX 75711

All officers and directors
as a group(five in number)(1)(2)(3)(4)(5)    339,719              8.5%


(1) Includes currently exercisable stock options to purchase 1,250 shares at $5.13 per share until January 20, 2002, 20,000 shares at $2.06 per share until March 24, 2005, 8,000 shares at $1.70 per share until December 28, 2005, 12,500 shares at $4.38 per share until January 17, 2007, and 75,000 shares at $3.24 per share until October 29, 2007.

(2) Includes currently exercisable stock options to purchase 12,500 shares at $2.00 per share until October 23, 2000 and 8,000 shares at $1.70 per share until December 28, 2005.

(3) Includes currently exercisable stock options to purchase 4,500 shares at $4.00 per share until December 31, 1999 and 12,500 shares at $3.24 per share until October 29, 2007.

(4) Includes currently exercisable stock options to purchase 12,500 shares at $2.39 per share until August 13, 2008.

(5) Includes currently exercisable stock options to purchase 20,000 shares at $2.06 per share until March 24, 2005 and 40,000 shares at $3.50 per share until March 4, 2008.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

The Company leased one of its pawnshop locations from Melvin Wedgle, its former President, at a monthly rental of $6,600 until November 1, 1997 at which time the Company purchased the real property under the terms of a change in control arrangement previously herein described . The Company believes the rental rate was as fair to the Company as rates which could have been obtained in arm's length transactions with unaffiliated third parties.

The Company was indebted at December 31, 1998 in the aggregate amount of approximately $136,000 for loans advanced to the Company by shareholders and/or employees. These loans are unsecured, bear interest between 10% and 15% per annum, were used for working capital and are due on dates ranging from February to December 1999. The terms of the loans are believed to be as fair as terms which could have been obtained in arm's length transactions with unaffiliated third parties.

Mr. Agron, a director of the Company, performs legal services on the Company's behalf. Mr. Agron received legal fees from the Company totaling $4,000 and $41,000 for fiscal 1998 and 1997, respectively. Mr. Snyder, a director of the Company during 1997, performed legal services on the Company's behalf. Mr. Snyder received legal fees totaling $33,000 during fiscal 1997.

ITEM 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)       1.     Financial Statements:
          ----------------------------

The following consolidated financial statements are included in Part II, Item 7 for the years ended December 31, 1998 and 1997: Balance Sheets, Statements of Operations, Statements of Changes in Stockholder's Equity, Statements of Cash Flows and Notes to Financial Statements.

          2.     Financial Statements Schedules:
          --------------------------------------
          None.

          3.     Exhibits:
          ----------------
          Exhibit #27.1  Financial Data Schedule.


     (b) Reports on Form 8-K: During the twelve months covered by this report, the Company filed one report on Form 8-K. On March 26, 1998, the Company filed Form 8-K to report a change in the Company's principle independent accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 26, 1999 on its behalf by the undersigned, thereto duly authorized.

                                        U.S. PAWN, INC.


                                        By:  /s/  Charles C. Van Gundy
                                             -----------------------------------
                                             Charles C. Van Gundy
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.

Signature                                    Capacity
---------                                    --------



                                             Chief Executive Officer,
                                             Chief Financial Officer,
/s/  Charles C. Van Gundy                    (Principal Accounting Officer)
----------------------------                 and Director
Charles C. Van Gundy


/s/  Gary A. Agron                           Director
----------------------------
Gary A. Agron


/s/  Jack Skidell                            Director
----------------------------
Jack Skidell


/s/  Ross L. Murphy                          Director
----------------------------
Ross L. Murphy