Form 10QSB
period 1999-03-31
U S PAWN INC
filed 1999-05-14
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


         Colorado                                             84-0819941
-------------------------------                            -------------------
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

                                 (303) 657-3550
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 3,685,410 shares as of April 30, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        U.S. PAWN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                     Assets

                                                              March   December
                                                            31, 1999  31, 1998
                                                            --------  --------
Current Assets:
         Cash                                                 $1,041   $  831
         Service charges receivable                              336      371
         Pawn loans                                            2,591    2,750
         Accounts receivable, net                                 14       28
         Income taxes receivable                                 133      162
         Deferred income taxes                                    73       81
         Inventory, net                                        1,711    1,789
         Prepaid expenses and other                              226      134
                                                              ------   ------

                  Total current assets                         6,125    6,146

Property and equipment, at cost, net                           1,537    1,574
Intangible assets, net                                           318      328
Other assets                                                      20       20
                                                              ------   ------

                                                              $8,000   $8,068
                                                              ======   ======

                      Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                     $   70   $   54
         Customer layaway deposits                                34       33
         Accrued expenses                                        337      408
         Current portion of
          notes payable-related parties                           85      136
         Current portion of notes payable                         85      108
                                                              ------   ------
                  Total current liabilities                      611      739

         Notes payable, less current portion                     664      665
         Deferred income taxes                                     1        8
                                                              ------   ------
                  Total Liabilities                            1,276    1,412
                                                              ------   ------

Commitments and contingencies

Stockholders' equity:
  Redeemable preferred stock, 9.5%,$10 par value
   1,000,000 authorized: 37,800 shares issued
   and outstanding                                               378      378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,685,410 and 3,772,779
   shares issued and outstanding                               5,462    5,462
  Retained earnings                                              884      816
                                                              ------   ------
                  Total Stockholders' Equity                   6,724    6,656
                                                              ------   ------

                                                              $8,000   $8,068
                                                              ======   ======



                 See notes to consolidated financial statements

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                           Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           -------      -------

REVENUES:
         Sales                                             $ 1,307      $ 1,687
         Pawn service charges                                1,020        1,342
         Other income                                           21           14
                                                           -------      -------

             Total Revenues                                  2,348        3,043
                                                           -------      -------

COST OF SALES AND EXPENSES:
         Cost of sales                                       1,026        1,374
         Operations                                            852          971
         Administration                                        245          281
         Depreciation and amortization                          85           96
                                                           -------      -------

             Total Cost of Sales and Expenses                2,208        2,722
                                                           -------      -------

INCOME FROM OPERATIONS                                         140          321
                                                           -------      -------

OTHER (EXPENSES)
         Interest                                              (28)         (34)
         Interest, related parties                              (4)         (70)
                                                           -------      -------

             Total other (expenses)                            (32)        (104)
                                                           -------      -------

INCOME BEFORE INCOME TAXES                                     108          217
PROVISION FOR INCOME TAXES                                      31           69
                                                           -------      -------

NET INCOME                                                      77          148
DIVIDENDS ON PREFERRED STOCK                                    (9)          (9)
                                                           -------      -------

EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS                 $    68      $   139
                                                           =======      =======

EARNINGS PER COMMON SHARE                                  $  0.02      $  0.04
                                                           =======      =======

EARNINGS PER COMMON SHARE, ASSUMING DILUTION               $  0.02      $  0.04
                                                           =======      =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                               3,685        3,773
                                                           =======      =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, ASSUMING DILUTION                             3,717        3,879
                                                           =======      =======






                 See notes to consolidated financial statements

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                            1999          1998
                                                           -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $    77      $   148
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                                 85           96
  Deferred income taxes                                          1          (14)
  Changes in:
    Service charges receivable                                  35           43
    Inventory                                                   78          100
    Accounts receivable                                         14         --
    Income taxes receivable                                     29           73
    Prepaid expenses and other                                 (92)         (62)
    Accounts payable                                            16           44
    Accrued expenses                                           (70)         (92)
    Customer layaway deposits                                    1            7
                                                           -------      -------

    Net Cash Provided by Operating Activities                  174          343
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Pawn loans made                                           (2,128)      (2,606)
  Pawn loans repaid                                          1,600        2,063
  Pawn loans forfeited                                         687          886
  Purchase of property and equipment                           (39)         (15)
                                                           -------      -------

   Net cash Provided by Investing Activities                   120          328
                                                           -------      -------

CASH FLOWS (TO) FINANCING ACTIVITIES:
  Dividends paid                                                (9)          (9)
  Payments on notes payable and long-term debt                 (24)        (744)
  Issuance of notes payable-related parties                   --             10
  Payments on notes payable-related parties                    (51)         (58)
                                                           -------      -------

   Net Cash (Used) by Financing Activities                     (84)        (801)
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH                                210         (130)

CASH, beginning of period                                      831          791
                                                           -------      -------

CASH, end of period                                        $ 1,041      $   661
                                                           =======      =======



SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                 $    30      $   100
                                                           =======      =======









                 See notes to consolidated financial statements

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

The results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - ACQUISITIONS
On November 10, 1998, the Company entered into a non-binding letter of intent to acquire Cash-N-Pawn, International, Ltd., a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

U.S. Pawn, Inc. (the "Company") is one of five publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, in a manner similar to which interest is charged on a loan, and has generally ranged from 96% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. The Company currently owns and operates thirteen (13) pawnshops, of which twelve (12) are located Colorado and one (1) in Wyoming.

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

Business Strategy
As an integral part of its business strategy, the Company intends to identify specific geographic areas in which to concentrate multiple pawnshops in order to achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently the Company has 85% of its store locations clustered in the Denver, Colorado Metropolitan Area ("Denver"). The Company's recent management activity has focused on identifying those of its seventeen (17) pawn shops in existence at the beginning of 1998 that management believed were located in markets that offered the best opportunity for profitable operations. Consistent with this focus, the Company consolidated its operations into thirteen (13) pawn shops during 1998.

Management believes that the Company is now properly positioned in the near term to be successful in the markets in which it operates. Management intends to continue its analysis of the markets in which it currently operates and may decide to expand or contract in its current market areas or enter new markets which management feels will further its operating strategies.

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

Letter of Intent
On November 10, 1998, the Company entered into a non-binding letter of intent to acquire Cash-N-Pawn International, Ltd., a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. As of the date of this report, final terms were under negotiation.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 ("1999") Compared to Three Months Ended March 31, 1998 ("1998")

Revenues
Total revenues for 1999 decreased by 23% to $2,348,000 from $3,043,000 for 1998. During 1999, same store operations (13 stores) generated revenues of $2,348,000 compared to $2,667,000 during 1998. Stores either consolidated, closed or sold during 1998 (4 stores) generated revenues of $376,000 in 1998. The decrease in revenues for 1999 reflects a 22% drop in merchandise sales, $1,307,000 compared to $1,687,000, a decrease of 24% in pawn service charges to $1,020,000 from $1,342,000, and a 46% increase in other income to $21,000 from $14,000. As a percentage of total revenues, merchandise sales increased to 56% from 55% and pawn service charges decreased to 43% from 44% during 1999 as compared to 1998. This revenue mix is consistent with the Company's expectations.

Merchandise Sales
During 1999, same store operations generated merchandise sales of $1,307,000 as compared to $1,500,000 during 1998. Stores either consolidated, closed or sold during 1998 posted merchandise sales of $187,000 for 1998. For 1999, the Company's annualized inventory turnover rate was 2.3 times with a gross profit margin on sales of 21.5% as compared to 2.4 times and 18.5% for 1998. The increase in the gross profit on sales percentage is primarily attributable to the liquidation of merchandise inventory at or below cost from the Nevada (sold) and Nebraska (closed) stores during 1998. The Company expects its annualized inventory turnover rate to approximate 2.5 times and to produce gross margins on sales of 20% or higher for 1999.

Pawn Service Charges
During 1999, same store operations generated pawn service charges of $1,020,000 as compared to $1,154,000 for 1998. Stores either consolidated, closed or sold during 1998 contributed pawn service charges of $188,000 for 1998. The Company's pawn loan balance outstanding decreased $159,000 or 6% to $2,591,000 from $2,750,000 at December 31, 1998. Based on historical comparisons, such a decrease is not uncommon during the Company's first quarter.

New pawn loans written decreased by $478,000 during 1999 as compared to 1998. The decrease in new pawn loans written during 1999 consisted primarily of a decrease of $58,000 in same store operations and a decrease of $420,000 in stores either consolidated, closed or sold during 1998. Management believes that the decrease in the pawn loan balance in same store operations is due primarily to the strong overall economy in Colorado ( which may have had the effect of dampening the demand for pawn loans) and increased competitive conditions for small consumer loans.

Management  is  continually   analyzing  available  market  data  and  selecting
strategies designed to increase the number of pawn loans written. Several strategies implemented during the first quarter have had an early positive effect on pawn loans outstanding during the second quarter. Management is hopeful that demand for pawn loans will increase during the remainder of fiscal 1999. The Company realized an annualized pawn service charge on average pawn loans outstanding during the period equal to 153% for 1999 as compared to 152% for the 1998.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) was 30% for 1999 and 1998. The Company's forfeiture rate is believed to be in line with industry comparisons, but less than the Company's expectations. The Company plans to re-emphasize its aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to emphasize this loan strategy for the reasonably foreseeable future and anticipates the forfeiture rate to approximate 35% for Fiscal 1999.

Total Cost of Sales and Expenses
Total cost of sales and expenses for 1999 decreased 19% to $2,208,000 as compared to $2,722,000 for 1998. As a percentage of total revenues, total cost of sales and expenses for 1998 increased to 94% from 90% as compared to 1998. The increase in total cost of sales and expenses as a percentage of total revenues for 1999 is comprised primarily of a 1% decrease in cost of sales, a 4% increase in operating expenses, and a 1% increase in administration. The Company will strive to reduce, whenever possible, cost of sales and expenses as a percentage of total revenues in future periods.

Operating Expenses
Operating expenses decreased by $348,000 or 25% during 1999 as compared to 1998. However, as a percentage of total revenues, operating expenses increased to 36% for 1999 as compared to 32% for 1998. The increase in operating expenses as a percentage of revenues for 1999 is primarily attributable to the decrease in revenues for 1999. As many operating expenses are fixed, i.e., they do not fluctuate as revenues fluctuate, the expense to revenue ratio will in some cases increase.

Administration
Administrative overhead decreased during 1999 by $36,000 or 13% to $244,000 from $281,000 as compared to 1998. As a percentage of total revenues, administrative overhead increased to 10% for 1999 from 9% as compared to 1998. The decrease in administrative overhead is due primarily to reductions in salary expense and related employee benefits during 1999 as compared to 1998.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 1999 by $11,000 as compared to the 1998. The decrease relates primarily to the write-off of long-lived intangible assets during 1998.

Other Expense
Interest expense for 1999 decreased by $72,000. The Company reduced its outstanding debt during 1998 by $2,194,000 and by $75,000 during 1999.

Operating Results
Income from operations before income taxes for 1999 decreased by 50% to $108,000 from $217,000 as compared to 1998. After accounting for the effects of income taxes and preferred dividends, earnings attributable to common stockholders for 1999 decreased 51% to $68,000 from $139,000 as compared to 1998.

Earnings Per Share
Earnings per share for 1999 equaled $0.02 as compared to $0.04 for 1998. The number of common shares outstanding decreased during 1998 by 88,000 as a result of the issuance of 59,000 common shares from the exercise of employee options and underwriter warrants and the repurchase of 147,000 common shares by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased to $5,514,000 at March 31, 1999 from $5,407,000 at December 31, 1998. Total assets decreased during 1999 by $68,000 mainly due to decreases in pawn loans, service charges receivable, inventory, income tax receivables and intangible assets. Total liabilities decreased by $136,000 at March 31, 1999 to $1,276,000 from $1,412,000 at December 31, 1998 mainly due to the Company's ability to repay $75,000 of debt. Total stockholders' equity increased during 1999 by $68,000 as a result of earnings, net of income taxes and preferred dividends.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1998 Periods, the Company raised sufficient capital to satisfy its capital requirements.

During 1998, the Company maintained a bank line of credit totaling $1,000,000. The agreement was fully paid on its maturity date of April 4, 1998. The Company is currently seeking a new banking relationship.

The private borrowings which comprises $577,000 of the total liabilities are due in 1999 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

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


Date: May 14, 1999                                       U.S. PAWN, INC.
                                                 -----------------------------
                                                           (Registrant)



                                                 /s/  Charles C. Van Gundy
                                                 -------------------------------
                                                 Charles C. Van Gundy
                                                 President
                                                 Chief Executive Officer
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)