Form 10QSB
period 1999-06-30
U S PAWN INC
filed 1999-08-16
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
                                 ---------------
                 (Name of Small Business Issuer in its charter)


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

Common Stock, No Par Value, 3,686,285 shares as of August 13, 1999.




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     U.S. PAWN, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                (Amounts in thousands, except share data)

                                                  Assets

                                                                         June           December
                                                                       30, 1999         31, 1998
                                                                       --------         --------
Current Assets:
         Cash                                                          $   325          $   831
         Service charges receivable                                        424              371
         Pawn loans                                                      3,030            2,750
         Accounts receivable, net                                           14               28
         Income taxes receivable                                           107              162
         Deferred income taxes                                              72               81
         Inventory, net                                                  1,819            1,789
         Prepaid expenses and other                                        314              134
                                                                       -------          -------
                  Total current assets                                   6,105            6,146

Property and equipment, at cost, net                                     1,496            1,574
Intangible assets, net                                                     307              328
Other assets                                                                20               20
                                                                       -------          -------

                                                                       $ 7,928          $ 8,068
                                                                       =======          =======

                                   Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                              $    33          $    54
         Customer layaway deposits                                          41               33
         Accrued expenses                                                  293              408
         Current portion of
          notes payable-related parties                                     85              136
         Current portion of notes payable                                   61              108
                                                                       -------           ------
                  Total current liabilities                                513              739

         Notes payable, less current portion                               663              665
         Deferred income taxes                                              -                 8
                                                                       -------          -------
                  Total Liabilities                                      1,176            1,412
                                                                       -------          -------

Commitments and contingencies

Stockholders' equity:
  Redeemable preferred stock, 9.5%,$10 par value
   1,000,000 authorized: 37,800 shares issued
   and outstanding                                                         378              378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,686,285 and 3,772,779
   shares issued and outstanding                                         5,462            5,462
  Retained earnings                                                        912              816
                                                                       -------          -------
                   Total Stockholders' Equity                            6,752            6,656
                                                                       -------           -------

                                                                       $ 7,928          $ 8,068
                                                                       =======          =======


                              See notes to consolidated financial statements






                                             U.S. PAWN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                              (Amounts in thousands, except per share data)

                                               Three Months Ended               Six Months Ended
                                                    June 30,                        June 30,
                                             --------------------             ---------------------
                                               1999          1998              1999          1998
                                             -------       -------            -------       -------
REVENUES:
         Sales                               $ 1,137       $ 1,562            $ 2,444       $ 3,249
         Pawn service charges                  1,053         1,289              2,073         2,631
         Other income                             21            18                 43            32
                                             -------       -------            -------       -------

         Total Revenues                        2,211         2,869              4,560         5,912
                                             -------       -------            -------       -------

COST OF SALES AND EXPENSES:
         Cost of sales                           886         1,260              1,912         2,634
         Operations                              881           897              1,733         1,868
         Administration                          267           268                512           549
         Depreciation and
          amortization                            86            99                171           195
                                             -------       -------            -------       -------

         Total Cost of Sales
           and Expenses                        2,120         2,524              4,328         5,246
                                             -------       -------            -------       -------

INCOME FROM OPERATIONS                            91           345                232           666
                                             -------       -------            -------       -------

OTHER (EXPENSES)
         Interest                                (30)          (75)               (62)         (179)
         Loss on disposal
           of fixed assets                      --             (10)              --             (10)
                                             -------       -------            -------       -------

         Total other (expenses)                  (30)          (85)               (62)         (189)
                                             -------       -------            -------       -------

INCOME BEFORE INCOME TAXES                        61           260                170           477

PROVISION FOR INCOME TAXES                        24            94                 56           163
                                             -------       -------            -------       -------

NET INCOME                                        37           166                114           314

DIVIDENDS ON PREFERRED STOCK                      (9)           (9)               (18)          (18)
                                             -------       -------            -------       -------

EARNINGS AVAILABLE
 FOR COMMON STOCKHOLDERS                     $    28       $   157            $    96       $   296
                                             =======       =======            =======       =======

EARNINGS PER COMMON SHARE                    $  0.01       $  0.04            $  0.03       $  0.08
                                             =======       =======            =======       =======

EARNINGS PER COMMON SHARE,
 ASSUMING DILUTION                           $  0.01       $  0.04            $  0.03       $  0.08
                                             =======       =======            =======       =======

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
  OUTSTANDING                                  3,686         3,773              3,686         3,773
                                             =======       =======            =======       =======

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING,
 ASSUMING DILUTION                             3,765         3,929              3,745         3,879
                                             =======       =======            =======       =======

                              See notes to consolidated financial statements



                                             U.S. PAWN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                          (Amounts in thousands)

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                          1999            1998
                                                                       ---------        -------
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
         Net income                                                     $   114         $   314
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                      171             195
         Deferred income taxes                                                1              29
         Loss on disposal of fixed assets                                  --                10
         Changes in:
           Service charges receivable                                       (53)             (8)
           Inventory                                                        (30)            281
           Accounts receivable                                               14              (3)
           Income taxes receivable                                           55             134
           Prepaid expenses and other                                      (180)            (48)
           Accounts payable                                                 (20)             26
           Accrued expenses                                                (115)           (234)
           Customer layaway deposits                                          8            --
                                                                        -------         -------

           Net Cash (Used) Provided
             by Operating Activities                                        (35)            696
                                                                        -------         -------
CASH FLOWS (TO) FROM INVESTING ACTIVITIES:
         Pawn loans made                                                 (4,649)         (5,305)
         Pawn loans repaid                                                3,040           3,825
         Pawn loans forfeited                                             1,328           1,633
         Proceeds from sale of fixed assets                                --                 8
         Purchase of property and equipment                                 (72)            (47)
                                                                        -------         -------
          Net Cash (Used) Provided
             by Investing Activities                                       (353)            114
                                                                        -------         -------
CASH FLOWS (TO) FINANCING ACTIVITIES:
         Dividends paid                                                     (18)            (18)
         Payments on notes payable and long-term debt                       (49)           (989)
         Issuance of notes payable-related parties                         --                10
         Payments on notes payable-related parties                          (51)           (186)
                                                                        -------         -------

          Net Cash (Used) by Financing Activities                          (118)         (1,183)
                                                                        -------         -------

NET (DECREASE) IN CASH                                                     (506)           (373)

CASH, beginning of period                                                   831             791
                                                                        -------         -------

CASH, end of period                                                     $   325         $   418
                                                                        =======         =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                              $    58         $   170
                                                                        =======         =======




                              See notes to consolidated financial statements




                                                    4

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

The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - ACQUISITIONS
On May 6, 1999, the Company entered into an agreement and plan of merger to acquire Cash-N-Pawn, International, Ltd., a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. The transaction is subject to, among other things, the approval by the shareholders of both companies.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

U.S. Pawn, Inc. (the "Company") is one of five publicly traded pawnshop operators in the United States. The Company operates pawnshops that lend money on the security of pledged tangible personal property (a transaction commonly referred to as a "pawn loan"), for which the Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount, and has generally ranged from 96% to 240% annually. The pledged property is held through the term of the pawn loan, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawnshop. The Company currently owns and operates thirteen (13) pawnshops, of which twelve (12) are located Colorado and one (1) in Wyoming.

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements which can be identified by the use of forward-looking terms such as "believes", "estimates", "plans", "expects", "anticipates", "intends" or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from those discussed in the forward-looking statements. These risks and uncertainties are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results, performance or achievements to differ materially from those indicated by the forward-looking statements. These forward-looking statements speak only as of the date hereof and the Company and its management cannot assure that future results covered by any forward-looking statements will be achieved and disclaims any intent or obligation to update these forward-looking statements.

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

Merger Agreement
On May 6, 1999, the Company entered into an agreement and plan of merger to acquire Cash-N-Pawn International, Ltd., a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. The transaction is subject to, among other things, the approval by the shareholders of both companies.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1999 ("1999Q" and "1999", respectively, or "1999 Periods" ) Compared to Three and Six Months Ended June 30, 1998 ("1998Q" and "1998", respectively, or "1998 Periods")

Revenues
Total revenues for the 1999 Periods fell by 23% to $2,211,000 and $4,560,000 from $2,869,000 and $5,912,000 for the 1998 Periods. During the 1999 Periods, same store operations (13 stores) generated revenues of $2,211,000 and $4,560,000 as compared to $2,387,000 and $5,074,000 during the 1998 Periods.
Stores either consolidated, closed or sold during 1998 (4 stores) generated revenues of $482,000 and $838,000 in the 1998 Periods. The decrease in revenues for the 1999 Periods reflects a 27% and a 25% drop in merchandise sales, a decrease of 18% and 21% in pawn service charges, and a 16% and 11% increase in other income. As a percentage of total revenues, merchandise sales decreased to 54% from 55% and pawn service charges increased to 45% from 44% during 1999 as compared to 1998. This revenue mix is consistent with the Company's expectations.

Merchandise Sales
During the 1999 Periods, same store operations generated merchandise sales of $1,137,000 and $2,444,000 as compared to $1,267,000 and $2,729,000 during the
1998 Periods. Stores either consolidated, closed or sold during 1998 posted merchandise sales of $295,000 and $520,000 for the 1998 Periods. For the 1999 Periods, the Company's annualized inventory turnover rate was 2.0 and 2.1 times with a gross profit margin on sales of 22.1% and 21.8% as compared to 2.9 and
2.4 times and gross profit margin on sales of 19.3% and 18.9% for the 1998 Periods. The increase in the gross profit on sales percentage is primarily attributable to the liquidation of merchandise inventory at or below cost from the Nevada (sold) and Nebraska (closed) stores during 1998. The Company expects its annualized inventory turnover rate to approximate 2.5 times and to produce gross margins on sales of 20% or higher for the twelve months ending December 31, 1999 ("Fiscal 1999").

Pawn Service Charges
During the 1999 Periods, same store operations generated pawn service charges of $1,053,000 and $2,073,000 as compared to $1,105,000 and $2,255,000 for the 1998
Periods. Stores either consolidated, closed or sold during 1998 contributed pawn service charges of $184,000 and $376,000 for the 1998 Periods. The Company's pawn loan balance outstanding on December 31, 1998 was $2,750,000. On March 31, 1999, the Company's pawn loan balance outstanding had decreased $159,000 or 6% to $2,591,000. During the 1999Q, the Company's pawn loan balance outstanding increased $439,000 or 16.9% to $3,030,000 and for the six months ended June 30, 1999, it increased $280,000 or 10.2%. On June 30, 1998, the Company's pawn loan balance outstanding in same store operations was $2,984,000.

New pawn loans written decreased by $656,000 during 1999 as compared to 1998. However, as compared to 1998, new pawn loans written in same store operations during 1999 increased $239,000 or 5.4%. Management believes that the increase in the pawn loan balance in same store operations is due primarily to the recent rise in the cost of living in Colorado ( which may have had the effect of increasing the demand for pawn loans) and several strategies implemented during the first quarter of 1999 designed to attract more pawn customers. During the month of July 1999, the Company's pawn loan balance continued to grow and stood at $3,066,000.

Management is continually analyzing available market data and selecting strategies designed to increase the number of pawn loans written. Management is hopeful that demand for pawn loans will continue to increase during the remainder of Fiscal 1999. The Company realized an annualized pawn service charge on average pawn loans outstanding equal to 143% for 1999 as compared to 145% for 1998.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) was 30% for 1999 and 1998. The Company's forfeiture rate is believed to be in line with industry comparisons, but less than the Company's expectations. The Company plans to re-emphasize its aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to emphasize this loan strategy for the reasonably foreseeable future and anticipates the forfeiture rate to approximate 33% for Fiscal 1999.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1999 Periods decreased 16% and 17% to $2,120,000 and $4,328,000 as compared to $2,524,000 and $5,246,000 for the 1998
Periods. As a percentage of total revenues, total cost of sales and expenses for the 1999 Periods increased to 96% and 95% from 88% and 89% as compared to the 1998 Periods. The increase in total cost of sales and expenses as a percentage of total revenues for 1999 is comprised primarily of a 4% and 3% decrease in cost of sales, a 9% and 7% increase in operating expenses, and a 3% and 2% increase in administration.

Operating Expenses
Operating expenses for the 1999 Periods decreased by $16,000 and $135,000 or 2% and 7% as compared to the 1998 Periods. However, as a percentage of total revenues, operating expenses increased to 40% and 38% for the 1999 Periods as compared to 31% and 32% for the 1998 Periods. The increase in operating expenses as a percentage of revenues for the 1999 Periods is primarily attributable to the decrease in revenues for the 1999 Periods. As many operating expenses are fixed, i.e., they do not fluctuate as revenues fluctuate, the expense to revenue ratio will in some cases increase.

Administration
Administrative overhead decreased during 1999 by $37,000 or 7% to $512,000 from $549,000 as compared to 1998. As a percentage of total revenues, administrative overhead increased to 11% for 1999 from 9% as compared to 1998. The decrease in administrative overhead is due primarily to reductions in salary expense and related employee benefits during 1999 as compared to 1998.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 1999 by $24,000 as compared to 1998. The decrease relates primarily to the write-off of long-lived intangible assets during 1998.

Other Expense
Interest expense for 1999 decreased by $117,000. The Company reduced its outstanding debt during 1998 by $2,194,000 and by $100,000 during 1999.

Operating Results
Income before income taxes for the 1999 Periods decreased by 77% and 64% to $61,000 and $170,000 from $260,000 and $477,000 as compared to the 1998 Periods.
After accounting for the effects of income taxes and preferred dividends, earnings attributable to common stockholders for the 1999 Periods decreased 82% and 68% to $28,000 and $96,000 from $157,000 and $296,000 as compared to the
1998 Periods.

Earnings Per Share
Earnings per share for the 1999 Periods equaled $0.01 and $.03 as compared to $0.04 and $.08 for the 1998 Periods. The number of common shares outstanding on June 30, 1999 decreased by 87,000 as compared to June 30, 1998 as a result of the issuance of 60,000 common shares from the exercise of employee options and underwriter warrants and the repurchase of 147,000 common shares by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased to $5,592,000 at June 30, 1999 from $5,407,000 at December 31, 1998. Total assets decreased during 1999 by $140,000 mainly due to decreases in cash and income tax receivables, offset by increases in pawn loans, service charges receivable, and inventory. Total liabilities decreased by $236,000 at June 30, 1999 to $1,176,000 from $1,412,000 at December 31, 1998 mainly due to the Company's ability to repay $100,000 of debt. Total stockholders' equity increased during 1999 by $96,000 as a result of earnings, net of income taxes and preferred dividends.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1999 Periods, the Company raised sufficient capital to satisfy its capital requirements.

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

The internal systems under evaluation include the Company's point-of-sale, accounting, data processing, telephone and other miscellaneous information technology systems, as well as alarm systems, security cameras, printers, HVAC units, fax machines, credit card processing equipment, and modems. The Company believes that it has identified the internal systems that are susceptible to failures or potential processing errors as a result of the Y2K Issue. The Company is concentrating its Y2K efforts on these systems. The Company believes its has completed its Y2K identification assessment for critical internal systems, however, testing for Y2K compliance will be an on-going process.

The Company has identified its pawn shop operating system as its only critical internal business system. The Company's pawn shop operating system is comprised of computer hardware and peripheral equipment such as printers and modems and pawn shop management software. These components are provided by third-party vendors. The pawn shop management software has been upgraded for Y2K compliance and is currently being tested. The upgraded software is currently scheduled to be installed in each of the Company's locations by August 31, 1999. The Company believes that its computer hardware and related peripherals are currently Y2K compliant based upon representations made by the providers of such equipment. The Company also believes that its accounting and payroll software systems are Y2K compliant and testing to ensure such compliance will be completed by August 31, 1999.

The Company is reviewing, and has initiated written communications with other third parties providing goods or services, such as financial institutions and utility companies, which may be critical to the Company's operations to: (i) ascertain the extent to which the Company may be exposed to adverse effects for any failure by such third parties to remediate their Y2K issues; and (ii) resolve, to the extent practicable, such problems. However, the Company has no control over and has no ability to influence such third parties' Y2K compliance. The failure of such third parties to achieve Y2K compliance in a timely manner and the potential inability to replace such a third party provider, could adversely impact the Company's operations.

The Company currently estimates that the total identifiable cost of its Y2K compliance effort will not exceed $150,000. As of June 30, 1999, the Company has expended approximately $50,000 of this estimate to obtain upgraded software licenses and partially pay for installation of this software. The remaining costs include possible replacement of computer hardware and/or software, other equipment, installation charges and testing procedures. The Company does not track personnel costs associated with its Y2K compliance effort. The Company expects to fund Y2K expenditures from internal sources.

Based on the progress made to date and its time-table for further progress in attaining Y2K compliance, the Company does not currently anticipate any significant risks associated with its Y2K issues. However, management believes that it is not possible to determine with absolute certainty that all Y2K issues pertaining to the Company have or will be identified and corrected. Because the assessment of its Y2K issues is ongoing, the Company has yet to determine the most reasonably likely worst case scenario relating to Y2K issues, and has yet to complete a comprehensive contingency plan with respect to its Y2K issues. The Company anticipates completing its Y2K comprehensive contingency plan by September 30, 1999.

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


Date: August 13, 1999                                   U.S. PAWN, INC.
                                                --------------------------------
                                                        (Registrant)


                                                /s/  Charles C. Van Gundy
                                                --------------------------------
                                                Charles C. Van Gundy
                                                President
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                (Principal Accounting Officer)