Form 10QSB
period 1999-09-30
U S PAWN INC
filed 1999-11-15
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

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

                                 (303) 657-3550
                (Issuer's telephone number, including area code)

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

Common Stock, No Par Value, 3,595,285 shares as of November 11, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        U.S. PAWN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                     Assets

                                                         September     December
                                                         30, 1999      31, 1998
                                                         --------      --------
Current Assets:
         Cash                                             $  431        $  831
         Service charges receivable                          455           371
         Pawn loans                                        3,063         2,750
         Accounts receivable, net                             16            28
         Income taxes receivable                             183           162
         Deferred income taxes                                94            81
         Inventory, net                                    2,126         1,789
         Prepaid expenses and other                          256           134
                                                          ------        ------
                  Total current assets                     6,624         6,146

Property and equipment, at cost, net                       1,463         1,574
Intangible assets, net                                       296           328
Other assets                                                  18            20
                                                          ------        ------

                                                          $8,401        $8,068
                                                          ======        ======

Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                 $   71        $   54
         Customer layaway deposits                            41            33
         Accrued expenses                                    311           408
         Current portion of
          notes payable-related parties                      185           136
         Current portion of notes payable                     47           108
                                                          ------        ------
                  Total current liabilities                  655           739

         Notes payable, less current portion               1,186           665
         Deferred income taxes                              --               8
                                                          ------        ------
                  Total Liabilities                        1,841         1,412
                                                          ------        ------

Commitments and contingencies

Stockholders' equity:
  Redeemable preferred stock, 9.5%,$10 par value
   1,000,000 authorized: 37,800 shares issued
   and outstanding                                           378           378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,686,285 and 3,685,410
   shares issued and outstanding                           5,462         5,462
  Retained earnings                                          720           816
                                                          ------        ------
                  Total Stockholders' Equity               6,560         6,656
                                                          ------        ------

                                                          $8,401        $8,068
                                                          ======        ======


                 See notes to consolidated financial statements

                                             U.S. PAWN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                              (Amounts in thousands, except per share data)

                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                            -------------              -------------
                                             1999     1998              1999     1998
                                             ----     ----              ----     ----
REVENUES:
         Sales                              $1,245   $1,378            $3,689   $4,627
         Pawn service charges                1,074    1,102             3,147    3,733
         Other income                           13       18                56       50
                                            ------   ------            ------   ------

         Total Revenues                      2,332    2,498             6,892    8,410
                                            ------   ------            ------   ------

COST OF SALES AND EXPENSES:
         Cost of sales                       1,015    1,239             2,927    3,872
         Operations                            846      900             2,579    2,768
         Administration                        290      268               803      818
         Depreciation and
          amortization                          86      262               257      457
                                            ------   ------            ------   ------

         Total Cost of Sales
           and Expenses                      2,237    2,669             6,566    7,915
                                            ------   ------            ------   ------

INCOME (LOSS) FROM OPERATIONS                   95     (171)              326      495
                                            ------   ------            ------   ------

OTHER (EXPENSES)
         Interest                              (37)     (59)                (98)  (238)
         Merger termination                   (339)       -                (339)    -
         Loss on disposal
           of fixed assets                      -       (10)                 -     (20)
                                            ------   ------              ------   ----

         Total other (expenses)               (376)     (69)               (437)  (258)
                                            ------   ------              ------ ------

INCOME (LOSS) BEFORE INCOME TAXES             (281)    (240)               (111)   237

PROVISION (BENEFIT) FOR INCOME TAXES           (98)      84                 (42)   247
                                            ------   ------              ------ ------

NET (LOSS)                                    (183)    (324)                (69)   (10)

DIVIDENDS ON PREFERRED STOCK                    (9)      (9)                (27)   (27)
                                            ------   ------              ------ ------

(LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS                     $ (192)  $ (333)             $  (96)$  (37)
                                            ======   ======              ====== ======

(LOSS) PER COMMON SHARE                     $ (.05)  $ (.09)             $ (.03)$ (.01)
                                            ======   ======              ====== ======

(LOSS) PER COMMON SHARE,
 ASSUMING DILUTION                          $ (.05)  $ (.09)             $ (.03)$ (.01)
                                            ======   ======              ====== ======

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
  OUTSTANDING                                3,686    3,808               3,686  3,785
                                            ======   ======              ====== ======

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING,
 ASSUMING DILUTION                           3,686    3,808               3,686  3,785
                                            ======   ======              ====== ======



                              See notes to consolidated financial statements




                                             U.S. PAWN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                          (Amounts in thousands)

                                                                       Nine Months Ended Sept 30,
                                                                         1999            1998
                                                                       -------          -------
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
         Net income                                                    $   (69)         $   (10)
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                     257              457
         Deferred income taxes                                             (22)              (9)
         Loss on disposal of fixed assets                                    -               20
         Changes in:
           Service charges receivable                                      (84)              35
           Inventory                                                      (337)             304
           Accounts receivable                                              12                6
           Income taxes receivable                                         (21)             247
           Prepaid expenses and other                                     (122)             (56)
           Accounts payable                                                 18              (11)
           Accrued expenses                                                (97)            (178)
           Customer layaway deposits                                         8               (7)
                                                                       -------          -------

           Net Cash (Used) Provided
             by Operating Activities                                      (457)             798
                                                                       -------          -------

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:
         Pawn loans made                                                (7,054)          (7,643)
         Pawn loans repaid                                               4,562            5,427
         Pawn loans forfeited                                            2,179            2,521
         Proceeds from sale of fixed assets                                 -                 8
         Proceeds from sale of pawn shop assets                             -               681
         Purchase of property and equipment                               (114)             (63)
         Decrease in other assets                                            2               -
                                                                       -------          -------

          Net Cash (Used) Provided
             by Investing Activities                                      (425)             931
                                                                       -------          -------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
         Dividends paid                                                    (27)             (27)
         Issuance of notes payable and long-term debt                      525               -
         Payments on notes payable and long-term debt                      (65)          (1,284)
         Issuance of notes payable-related parties                         100               10
         Payments on notes payable-related parties                         (51)            (552)
         Issuance of common stock, net of offering costs                    -               167
                                                                       -------          -------

          Net Cash Provided (Used)
             by Financing Activities                                       482           (1,686)
                                                                       -------          -------

NET (DECREASE) INCREASE IN CASH                                           (400)              43

CASH, beginning of period                                                  831              791
                                                                       -------          -------

CASH, end of period                                                    $   431          $   834
                                                                       =======          =======





SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                             $    86          $   226
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

The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - ACQUISITIONS
On May 6, 1999, the Company entered into an agreement and plan of merger to acquire Cash- N-Pawn International, Ltd., a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. The agreement and plan of merger was mutually terminated in October 1999. As part of the termination agreement, the Company agreed to pay a breakup fee of $135,000. The breakup fee, coupled with other costs that were otherwise deferrable as part of the merger, resulted in a charge of approximately $339,000 to the Company's third quarter earnings.

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

Merger Termination Agreement
On May 6, 1999, the Company entered into an agreement and plan of merger to acquire Cash- N-Pawn International, Ltd., a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. The agreement and plan of merger was mutually terminated in October 1999. As part of the termination agreement, the Company agreed to pay a breakup fee of $135,000. The breakup fee, coupled with other costs that were otherwise deferrable as part of the merger, resulted in a charge of approximately $339,000 to the Company's third quarter earnings.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1999 ("1999Q" and "1999", respectively, or "1999 Periods" ) Compared to Three and Nine Months Ended September 30, 1998 ("1998Q" and "1998", respectively, or "1998 Periods")

Revenues
Total revenues for the 1999 Periods fell by 7% and 18% to $2,332,000 and $6,892,000 from $2,498,000 and $8,410,000 for the 1998 Periods. During the 1999
Periods, same store operations (13 stores) generated revenues of $2,332,000 and $6,892,000 as compared to $2,371,000 and $7,383,000 during the 1998 Periods.
Stores either consolidated, closed or sold during 1998 (4 stores) generated revenues of $127,000 and $1,027,000 in the 1998 Periods.

The decrease in revenues for the 1999 Periods reflects a 10% and a 20% drop in merchandise sales, a decrease of 3% and 16% in pawn service charges, and a 28% decrease for the 1999Q and a 12% increase for 1999 in other income. As a percentage of total revenues, merchandise sales decreased to 54% from 55% and pawn service charges increased to 45% from 44% during 1999 as compared to 1998. This revenue mix is consistent with the Company's expectations.

Merchandise Sales
During the 1999 Periods, same store operations generated merchandise sales of $1,245,000 and $3,689,000 as compared to $1,282,000 and $4,011,000 during the
1998 Periods. Stores either consolidated, closed or sold during 1998 posted merchandise sales of $96,000 and $616,000 for the 1998 Periods. For the 1999 Periods, the Company's annualized inventory turnover rate was 2.1 and 2.0 times with a gross profit margin on sales of 18.5% and 20.7% as compared to 2.4 and
2.4 times and gross profit margin on sales of 10.1% and 16.3% for the 1998 Periods. The increase in the gross profit on sales percentage is primarily attributable to the liquidation of merchandise inventory at or below cost from the Nevada (sold) and Nebraska (closed) stores during 1998. The Company expects its annualized inventory turnover rate to approach 2.5 times and to produce gross margins on sales of 20% or higher for the twelve months ending December 31, 1999 ("Fiscal 1999").

Pawn Service Charges
During the 1999 Periods, same store operations generated pawn service charges of $1,074,000 and $3,147,000 as compared to $1,072,000 and $3,327,000 for the 1998
Periods. Stores either consolidated, closed or sold during 1998 contributed pawn service charges of $30,000 and $406,000 for the 1998 Periods. The Company's pawn loan balance outstanding on December 31, 1998 was $2,750,000. During the nine months ended September 30, 1999, the Company's pawn loan balance increased by $313,000 or 11.4% to $3,063,000.

New pawn loans written decreased by $589,000 during 1999 as compared to 1998. However, as compared to 1998, new pawn loans written in same store operations during 1999 increased $260,000 or 5.1%. Management believes that the increase in the pawn loan balance in same store operations is due primarily to the recent rise in the cost of living in Colorado ( which may have had the effect of increasing the demand for pawn loans) and several strategies implemented during the first quarter of 1999 designed to attract more pawn customers. During the month of October 1999, the Company's pawn loan balance fell to $2,917,000 as a result of increased forfeitures and increased competition for pawn customers in the Denver market.

Management is continually analyzing available market data and selecting strategies designed to increase the number of pawn loans written. Management is hopeful that demand for pawn loans will increase during the remainder of Fiscal 1999. The Company realized an annualized pawn service charge on average pawn loans outstanding equal to 143% for 1999 as compared to 154% for 1998.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) was 32% for 1999 as compared to 30% for 1998. The Company's forfeiture rate is believed to be in line with industry comparisons, but less than the Company's expectations. The Company plans to re-emphasize its aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to emphasize this loan strategy for the reasonably foreseeable future and anticipates the forfeiture rate to approach 35% for Fiscal 1999.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 1999 Periods decreased 16% and 17% to $2,237,000 and $6,566,000 as compared to $2,669,000 and $7,915,000 for the 1998
Periods. As a percentage of total revenues, total cost of sales and expenses for the 1999Q decreased to 96% from 107% and increased to 95% for 1999 from 94% as compared to 1998.

Operating Expenses
Operating expenses for the 1999 Periods decreased by $54,000 and $189,000 or 6% and 7% as compared to the 1998 Periods. However, as a percentage of total revenues, operating expenses were 36% and 37% for the 1999 Periods as compared to 36% and 33% for the 1998 Periods. The increase in operating expenses as a percentage of revenues for the 1999 Periods is primarily attributable to the decrease in revenues for the 1999 Periods. As many operating expenses are fixed, i.e., they do not fluctuate as revenues fluctuate, the expense to revenue ratio will in some cases increase.

Administration
Administrative overhead remained relatively unchanged during 1999 as compared to 1998. As a percentage of total revenues, administrative overhead increased to 12% for 1999 from 10% as compared to 1998.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 1999 by $200,000 as compared to 1998. The decrease relates primarily to the write-off of long-lived intangible assets during 1998.

Other Expense
Interest expense for 1999 decreased by $140,000. The Company reduced its outstanding debt during 1998 by $2,194,000. On May 6, 1999, the Company entered into an agreement and plan of merger to acquire Cash-N-Pawn International, Ltd. The agreement and plan of merger was mutually terminated in October 1999. As part of the termination agreement, the Company agreed to pay a breakup fee of $135,000. The breakup fee, coupled with other costs that were otherwise deferrable as part of the merger, resulted in a charge of approximately $339,000 to the 1999Q.

Operating Results
Income (loss) before income taxes for the 1999 Periods increased by 17% and 147% to $(281,000) and $(111,000)from $(240,000) and $237,000 as compared to the 1998
Periods. After accounting for the effects of income taxes and preferred dividends, earnings (loss) attributable to common stockholders for the 1999 Periods decreased 42% and increased 159% to $(192,000) and $(96,000) from $(333,000) and $(37,000) as compared to the 1998 Periods.

Loss Per Share
Loss per share for the 1999 Periods equaled $(0.05) and $(0.03) as compared to $(0.09) and $(0.01) for the 1998 Periods. The number of common shares outstanding on September 30, 1999 decreased by 141,000 as compared to September 30, 1998 as a result of the issuance of 6,000 common shares from the exercise of employee options and the repurchase of 147,000 common shares by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Working capital increased to $5,969,000 at September 30, 1999 from $5,407,000 at December 31, 1998. Total assets increased during 1999 by $333,000 mainly due to decreases in cash offset by increases in pawn loans, service charges receivable, and inventory.

Total liabilities increased by $429,000 at September 30, 1999 to $1,841,000 from $1,412,000 at December 31, 1998 mainly due to the Company's ability to repay $100,000 of debt, offset by $525,000 of new bank borrowings. Total stockholders' equity decreased during 1999 by $96,000 as a result of earnings, net of income taxes and preferred dividends.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1999 Periods, the Company raised sufficient capital to satisfy its capital requirements.

During 1998, the Company maintained a bank line of credit totaling $1,000,000. The agreement was fully paid on its maturity date of April 4, 1998. On August 26, 1999, the Company entered into an agreement for a revolving bank line of credit totaling $2,500,000. The agreement matures on August 26, 2001. As of the date of this report, the outstanding principal balance owing under this credit facility was $525,000.

The private borrowings which comprises $677,000 of the total liabilities are due in 2000 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

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

The Company has identified its pawn shop operating system as its only critical internal business system. The Company's pawn shop operating system is comprised of computer hardware and peripheral equipment such as printers and modems and pawn shop management software. These components are provided by third-party vendors. The pawn shop management software has been upgraded for Y2K compliance and has been installed in each of the Company's locations. Testing of the pawn shop management software is continuing. The Company believes that its computer hardware and related peripherals are currently Y2K compliant based upon representations made by the providers of such equipment. The Company also believes that its accounting and payroll software systems are Y2K compliant and testing to ensure such compliance is continuing.

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

The Company currently estimates that the total identifiable cost of its Y2K compliance effort will not exceed $150,000. As of September 30, 1999, the Company has expended approximately $75,000 of this estimate to obtain upgraded software licenses and pay for installation of this software. The remaining costs include possible replacement of computer hardware and/or software, other equipment, installation charges and testing procedures. The Company does not track personnel costs associated with its Y2K compliance effort. The Company expects to fund Y2K expenditures from internal sources.

Based on the progress made to date and its time-table for further progress in attaining Y2K compliance, the Company does not currently anticipate any significant risks associated with its Y2K issues. However, management believes that it is not possible to determine with absolute certainty that all Y2K issues pertaining to the Company have or will be identified and corrected. Because the assessment of Y2K issues is ongoing, the Company has yet to determine the most reasonably likely worst case scenario relating to Y2K issues, and has yet to complete its comprehensive contingency plan with respect to its Y2K issues. However, as part of the its current contingency planning, the Company's lending operations can and will be conducted, if necessary, on a manual, non-computerized basis. The Company anticipates completing its Y2K comprehensive contingency plan by November 30, 1999.

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


Date: November 15, 1999                        U.S. PAWN, INC.
                                            -------------------
                                                (Registrant)


                                            /s/  Charles C. VanGundy
                                            --------------------------------
                                                 Charles C. Van Gundy
                                                 President
                                                 Chief Executive Officer
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)