Form 10KSB
period 1999-12-31
U S PAWN INC
filed 2000-03-29
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File No. 0-18291

                                 U.S. PAWN, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


                    Colorado                                 84-0819941
 --------------------------------------------          ---------------------
(State or other jurisdiction of incorporation             (I.R.S.Employer
              or organization)                         Identification Number)

          7215 Lowell Boulevard
         Westminster, Colorado                                 80030
 --------------------------------------                       --------
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

As of March 16, 2000, 3,327,785 shares of the Issuer's no par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $3,573,239 based upon a closing sales price of $1.25 per share of Common Stock on the Nasdaq SmallCap Market.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenue for its most recent fiscal year was $9,488,000.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. BUSINESS
----------------

Introduction
U.S. Pawn, Inc. (the "Company") was organized as a Colorado corporation on March 18, 1980. As of December 31, 1999, the Company was one of five publicly traded pawn shop operators in the United States, and owned and operated twelve (12) pawn shops in Colorado and one (1) in Wyoming. The Company's principal offices are located at 7215 Lowell Boulevard, Westminster, Colorado 80030, and its telephone number is (303) 657-3550. As used herein, the term "Company" includes U.S. Pawn, Inc. and its subsidiaries.

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements which can be identified by the use of forward-looking terms such as "believes", "estimates", "plans", "expects", "anticipates", "intends" or by discussions of strategy, future operating results or events. These forward- looking statements are subject to risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from those discussed in the forward-looking statements. These risks and uncertainties are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results, performance or achievements to differ materially from those indicated by the forward-looking statements. These forward-looking statements speak only as of the date hereof and the Company and its management cannot assure that future results covered by any forward- looking statements will be achieved and disclaim any intent or obligation to update these forward-looking statements.

General
The Company is engaged in acquiring, establishing and operating pawn shops that lend money on the security of pledged tangible personal property, a transaction commonly referred to as a "pawn loan". Pawn shops provide a convenient source of consumer loans and a ready market for the resale of previously-owned merchandise acquired by the Company when customers do not repay pawn loans. The Company receives a pawn service charge to compensate it for the pawn loan. The pawn service charge is calculated as a percentage of the pawn loan amount based on the size and term of the pawn loan, in a manner similar to which interest is charged on a loan, and has generally ranged from 120% to 240% annually, as permitted by state laws and local ordinances. The pledged property is held through the term of the pawn loan contract, which generally is 30 to 120 days, unless otherwise earlier paid or renewed. Generally, the customer repays the pawn loan and accrued service charge in full, redeeming the pledged property, or pays the accrued service charge and renews the pawn loan. In the event the customer does not redeem the pledged property or renew the pawn loan, the unredeemed collateral is forfeited to the Company and becomes inventory available for sale in the pawn shop. For the years ended December 31, 1999 ("1999") and 1998 ("1998"), the Company realized an annualized average pawn service charge equal to 151% and 148% of pawn contracts outstanding.

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

Business Strategy
The concentration of multiple pawn shops achieves economies of scale in supervision, improves market penetration, enhances name recognition and reinforces market programs. Currently, the Company has 85% of its store locations clustered in the Denver, Colorado Metropolitan Area ("Denver"). The Company's recent management activity has focused on identifying those of its seventeen (17) pawn shops in existence at the beginning of Fiscal 1998 that management believed were located in markets that offered the best opportunity for profitable operations. Consistent with this focus, the Company consolidated its operations into thirteen (13) pawn shops during Fiscal 1998.

Management believes that the Company is now properly positioned in the near term to be successful in the markets in which it currently operates. Management intends to continue its analysis of the markets in which the Company currently operates and may decide to expand or contract its current market areas or enter new markets in furtherance of its operating strategies.

Management believes that expanding the Company's market share through the careful acquisition of existing locations in conjunction with opening new pawn shops could provide the best opportunity to meet its strategic objectives. As indicated above, management believes that additional pawn shops in market clusters may provide economies of scale in supervision, purchasing, administration and marketing. The Company's primary pawn shop acquisition/store opening criteria include the perceived competence of the pawn shop's current management, the annual number of pawn transactions, the outstanding pawn loan balances, the quality and quantity of pawn shop inventory, pawn shop locations, number of competitive pawn shops in the market area, lease terms and physical condition of the pawn shop.

The Company expects to finance any acquisition or development of additional pawn shops through internal cash flow, additional lines of credit and debt and/or equity securities offerings. The Company cannot assure, however, that these sources of financing will be available. Furthermore, a number of factors may limit or even eliminate the Company's ability to increase its number of pawn shops including, (i) unanticipated operating losses or increases in overhead expenses, (ii) unavailability of acceptable acquisition candidates or pawn shop locations, (iii) higher pawn loan demand which will reduce the Company's available capital for expansion, and (iv) general economic conditions. There can be no assurance that the Company will expand or that such expansion can be completed on a profitable basis.

Management's ability to identify, acquire and profitably manage additional locations or successfully integrate their operations without substantial costs, delays or other unanticipated problems is a risk factor for future expansion. There can be no assurance that any entity that the Company acquires will achieve profitability that justifies the Company's investment. Acquisitions involve a number of risks, which may include: adverse short-term effects on the Company's reported operating results and cash flows; diversion of management's attention; dependence on retraining, hiring and training key personnel; and the effects of amortization of intangibles. Such risks could have adverse effects on the Company's operations and financial performance. If the Company expands, it will be required to supplement its existing management team in order to effectively manage any acquired entities and successfully implement its acquisition and operating strategies.

Recent Store Activity
During 1996, the Company entered the Cheyenne, Wyoming market using its store cluster market concept by acquiring or opening a total of four stores. The Cheyenne, Wyoming market ultimately proved to be insufficient to support such a cluster of stores. At December 31, 1997, two stores had been consolidated; and in early February 1998, all three remaining stores were consolidated into one location. Management believes that as a result of the operational cost savings attainable through consolidating its pawn business into a single location in this market, its one remaining pawn shop in Cheyenne will be profitable in the future.

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

Merger Agreement and Termination
On November 10, 1998, the Company entered into a non-binding letter of intent to acquire Cash-N-Pawn International, Ltd., ("CNP") a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. On May 6, 1999, the Company and CNP entered into an agreement and plan of merger, which was subsequently terminated by mutual consent on October 4, 1999. As part of the termination agreement, the Company agreed to pay a breakup fee of $135,000. The breakup fee, coupled with other costs that were otherwise deferrable as part of the merger, resulted in a charge of approximately $366,000 to the Company's earnings for 1999.

Operating Controls
The Company's store locations are monitored on a daily basis from corporate headquarters through an online, real time computer network system. The Company also has an internal audit staff that monitors the Company's perpetual inventory system, lending practices, and regulatory compliance. Management believes that the current operating and financial controls and its computer systems are adequate for its current operating base. However, the Company's management information and point of sale systems will require extensive improvement to effectively support any store growth. Management intends to complete an analysis of its systems requirements, both software and hardware, and if appropriate, begin development and installation of improvements within the next eighteen months.

Pawn Operations
The Company is engaged in the business of advancing money to customers on the security of pledged goods. The pledged goods are tangible personal property and generally consist of jewelry, cameras and video electronics, tools, televisions and stereos, musical instruments and other miscellaneous items. The pledged personal property is offered by the customer to provide security to the Company for the repayment of the pawn loan. Pawn loans cannot be made with personal liability to the customer, and therefore, the Company does not investigate the creditworthiness of the customer, but relies on the pledged personal property and the possibility of its forfeiture as a basis for its credit decision. The Company receives a pawn service charge to compensate it for extending the pawn loan. Pawn service charges contributed approximately 44% and 43% to the Company's total operating revenues for 1999 and 1998, respectively.

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

The recovery of the pawn loan amount and accrued service charges, as well as realization of gross profit on sales of inventory, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral when extending a pawn loan can result in reduced marketability of the property and resale of the property for an amount less than the pawn loan amount plus accrued service charge. However, historically, the Company has experienced gross profits from sales of inventory. The Company generated gross profit margins on the sale of inventory of approximately 20% and 15% for 1999 and 1998, respectively.

At December 31, 1999, the Company had 25,971 pawn loans outstanding with an aggregate balance of $2,828,000, or an average of $108.89 per pawn loan outstanding. At December 31, 1998, the Company had 24,645 pawn loans outstanding with an aggregate balance of $2,750,000, or an average of $111.58 per pawn loan outstanding. The Company monitors and maintains record keeping in connection with its pawn loans through a specialized computer hardware and software system.

During 1999 and 1998, approximately 34% and 32%, respectively, of pawn loans were not redeemed, with the forfeited pledged property added to the Company's sales inventory. For 1999 and 1998, the Company's annualized yield on its average pawn loan balance outstanding was 151% and 148%, respectively.

Management believes that its profitability is dependent upon, among other factors, its employees' ability to make pawn loans that achieve optimum redemption rates, to be effective sales people and to provide superior customer service. The Company provides an incentive compensation plan for its store level employees based on managerial and financial performance.

Resale Operations
The Company sells used goods acquired when a pawn loan is not repaid and new goods purchased from vendors. New goods, which historically represent less than 1% of the Company's total inventory, consist primarily of accessory merchandise which enhances the marketability of inventory, such as settings for precious stones. Sales of new and used goods were approximately 55% and 56% of the Company's total operating revenues for 1999 and 1998, respectively.

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

The Company provides an allowance for inventory valuation of its merchandise held for resale based on management's evaluation of the marketability of the merchandise. Management's evaluation takes into consideration the age of slow moving merchandise on hand and mark downs necessary to liquidate slow moving merchandise. At December 31, 1999, total merchandise held for resale was $2,147,000 after reduction for a valuation allowance of $158,000.

Competition
The Company believes that the primary elements of competition in the pawnshop industry are store location, the ability to loan competitive amounts on items pawned, management of store level employees and quality customer service. In addition, as the pawnshop industry consolidates, the Company believes that the ability to compete effectively will be based on strong general management, regional market focus, automated management information systems, and access to capital. Some of the Company's competitors have greater financial resources than the Company.

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

In connection with its resale of tangible personal property, the Company competes with numerous retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores and other pawn shops. The Company encounters significant competition in all aspects of the operation of its business. Many competitors (public and private) have greater financial resources than the Company.

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

The maximum allowable pawn service charges for Cheyenne pawn loans are set forth below:

         Maximum Annual Rate            On That Part of Unpaid Principal Balance
         -------------------            ----------------------------------------
                                                 Which is Between
                                                 ----------------

               240%                              $0 to $200
               120%                              $200 to $400
                60%                              $400 to $1,000
                18%                              $1,000 to $3,000

Firearms. All the Company's pawn shops must comply with federal regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require, among other things, each pawn shop dealing in guns to maintain a permanent written record of all guns received or disposed and to conduct a background investigation of any person purchasing or redeeming a handgun prior to completion of the transaction. The Company does not sell or deal in ammunition for firearms. As a matter of policy since the early 1990's, the Company has not sold handguns to the general public in any of its stores operating in the Denver Colorado metropolitan area (the "Denver Area"), but rather, wholesales all forfeited handguns from Denver Area stores to licensed gun dealers. In October of 1998, the Company elected to discontinue pawning handguns. As of the date of this report, the Company has no material handgun business in its Denver Area locations and intends to have no handguns under its control in such locations in the near future.

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

Employees
The Company currently employs 75 employees, including its executive officers.

ITEM 2. - PROPERTIES
--------------------

The Company's executive offices are located at 7215 Lowell Boulevard in Westminster, Colorado pursuant to a five year lease which commenced April 1, 1992 at a monthly rental of $2,800 with two options to renew for five years.

The Company owns the real estate and buildings for two of its Denver, Colorado pawn shops and currently leases its other pawn shops at monthly rentals between $2,700 and $7,000 on lease terms between three and seven years. The Company expects to continue leasing its pawn shops in order to utilize its working capital for pawn loans.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.


                                     PART II

ITEM 5. - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's Common Stock has been traded on the Nasdaq SmallCap Market ("NASDAQ") under the symbol "USPN" since May 10, 1989. On March 16, 2000, the closing sales price for the Company's Common Stock was $1.25 per share.

The following table sets forth for the quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ.

                                                            Common Stock
By Quarter Ended:                                        High           Low
                                                         ----           ----
Fiscal 1999
-----------
      December 31, 1999..............................    1.94           1.13
      September 30, 1999.............................    2.50           1.00
      June 30, 1999..................................    3.25           2.25
      March 31, 1999.................................    3.88           1.41

Fiscal 1998
-----------
      December 31, 1998..............................    2.19           1.16
      September 30, 1998.............................    3.94           1.88
      June 30, 1998..................................    4.38           3.00
      March 31, 1998.................................    4.00           2.75


The above quotations were reported by NASDAQ and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31,1999, the Company had approximately 1,500 stockholders of record. The Company has not declared any dividends on its Common Stock to date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements which can be identified by the use of forward-looking terms such as "believes", "estimates", "plans", "expects", "anticipates", "intends" or by discussions of strategy, future operating results or events. These forward- looking statements are subject to risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from those discussed in the forward-looking statements. These risks and uncertainties are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results, performance or achievements to differ materially from those indicated by the forward-looking statements. These forward-looking statements speak only as of the date hereof and the Company and its management cannot assure that future results covered by any forward-looking statements will be achieved and disclaim any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 ("1999") Compared to Year Ended December 31, 1998 ("1998")

Revenues
Total revenues for 1999 fell by 14% to $9,488,000 from $11,068,000 for the 1998. During 1999, same store operations (13 stores) generated revenues of $9,488,000 as compared to $9,935,000 during 1998. Stores either consolidated, closed or sold during 1998 (4 stores) generated revenues $1,133,000 1998. The decrease in revenues for 1999 reflects a 16% drop in merchandise sales, a decrease of 12% in pawn service charges, and a 20% decrease in other income. As a percentage of total revenues, merchandise sales decreased to 55% from 56% and pawn service charges increased to 44% from 43% during 1999 as compared to 1998. This revenue mix is consistent with the Company's expectations. Management believes that the robust economy, low unemployment and increased competition for pawn customers in its Colorado market are the primary factors contributing to the decrease in same store revenues.

Merchandise Sales
During 1999, same store operations generated merchandise sales of $5,234,000 as compared to $5,511,000 during 1998. Stores either consolidated, closed or sold during 1998 posted merchandise sales of $706,000 for 1998. For 1999, the Company's annualized inventory turnover rate was 2.1 times with a gross profit margin on sales of 19.7% as compared to 2.6 times and gross profit margin on sales of 14.5% for 1998. The increase in the gross profit on sales percentage is primarily attributable to the liquidation of merchandise inventory at or below cost from the Nevada (sold) and Nebraska (closed) stores during 1998. The Company expects its annualized inventory turnover rate to approach 2.5 times and to produce gross margins on sales of 20% or higher for the twelve months ending December 31, 2000 ("Fiscal 2000").

Pawn Service Charges
During 1999, same store operations generated pawn service charges of $4,201,000 as compared to $4,370,000 for 1998. Stores either consolidated, closed or sold during 1998 contributed pawn service charges of $415,000 during 1998. The Company's pawn loan balance outstanding on December 31, 1998 was $2,750,000. During 1999, the Company's pawn loan balance increased by $78,000 or 3% to $2,828,000.

New pawn loans written decreased by $500,000 during 1999 as compared to 1998. However, as compared to 1998, new pawn loans written in same store operations during 1999 increased $338,000 or 3.8%. Management believes that the increase in the amount of new pawn loan written in same store operations is due primarily to the recent rise in the cost of living in Colorado ( which may have had the effect of increasing the demand for pawn loans) and several strategies implemented during the first quarter of 1999 designed to attract more pawn customers.

Management is continually analyzing available market data and selecting strategies designed to increase the number of pawn loans written. Management is hopeful that demand for pawn loans will increase during Fiscal 2000. The Company realized an annualized pawn service charge on average pawn loans outstanding equal to 151% for 1999 as compared to 148% for 1998.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) was 34% for 1999 as compared to 32% for 1998. The Company's forfeiture rate is believed to be in line with industry comparisons, but less than the Company's expectations. The Company plans to continue its aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to emphasize this loan strategy for the reasonably foreseeable future and anticipates the forfeiture rate to approach 35% for Fiscal 2000.

Total Cost of Sales and Expenses
Total cost of sales and expenses for 1999 decreased 13% to $9,294,000 as compared to $10,696,000 for 1998. As a percentage of total revenues, total cost of sales and expenses for 1999 increased to 98% from 97% as compared to 1998.

Operating Expenses
Operating expenses for 1999 decreased by $94,000 or 3% as compared to 1998. However, as a percentage of total revenues, operating expenses were 38% for 1999 as compared to 33% for 1998. The increase in operating expenses as a percentage of revenues for 1999 is primarily attributable to the decrease in revenues during 1999. As many operating expenses are fixed, i.e., they do not fluctuate as revenues fluctuate, the expense to revenue ratio will in some cases increase.

Administration
Administrative overhead remained relatively unchanged during 1999 as compared to 1998. As a percentage of total revenues, administrative overhead increased to 12% for 1999 from 10% as compared to 1998.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 1999 by $191,000 as compared to 1998. The decrease relates primarily to the write-off of long-lived intangible assets during 1998.

Other Expense
Interest expense for 1999 decreased by $134,000. The Company reduced its outstanding debt during 1998 by $2,194,000. On May 6, 1999, the Company entered into an agreement and plan of merger to acquire Cash-N-Pawn International, Ltd. The agreement and plan of merger was mutually terminated in October 1999. As part of the termination agreement, the Company agreed to pay a breakup fee of $135,000. The breakup fee, coupled with other costs that were otherwise deferrable as part of the merger, resulted in a charge of approximately $366,000 to 1999.

Operating Results
Income (loss) before income taxes for 1999 decreased to $(324,000) from $61,000 as compared to 1998. After accounting for the effects of income taxes and preferred dividends, (loss) attributable to common stockholders for 1999 increased 55% to $(266,000) from $(171,000) as compared to 1998.

Loss Per Share
Loss per share for 1999 equaled $(0.07) as compared to $(0.05) for 1998. The number of common shares outstanding on December 31, 1999 decreased by 357,625 as compared to December 31, 1998 as a result of the issuance of 875 common shares from the exercise of employee options and the repurchase of 358,500 common shares by the Company during the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased to $5,691,000 at December 31, 1999 from $5,407,000 at December 31, 1998. Total assets increased during 1999 by $172,000 mainly due to decreases in cash offset by increases in pawn loans, service charges receivable, and inventory. Total liabilities increased by $1,029,000 at December 31, 1999 to $2,441,000 from $1,412,000 at December 31, 1998 mainly due to $942,000 of new bank borrowings. Total stockholders' equity decreased during 1999 by $857,000 as a result of losses, net of income taxes and preferred dividends of ($266,000) and $592,000 expended to repurchase 358,500 common shares during the fourth quarter of 1999.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During the 1999 Periods, the Company raised sufficient capital to satisfy its capital requirements.

During 1998, the Company maintained a bank line of credit totaling $1,000,000. The agreement was fully paid on its maturity date of April 4, 1998. On August 26, 1999, the Company entered into an agreement for a revolving bank line of credit totaling $2,500,000. The agreement matures on August 26, 2001. As of the date of this report, the outstanding principal balance owing under this credit facility was $942,000.

The private borrowings which comprises $678,000 of the total liabilities are due in 2000 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

The Company may expand its operating base with acquisitions of existing pawn shops and the development of new locations. The Company would fund this expansion and meet its on-going working capital needs with internally generated funds, debt and/or equity offerings if needed and lines of credit. There can be no assurance however, that such debt or equity offerings and lines of credit will be available to the Company.

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

Seasonality
The Company's pawn loan demand and sales follow slight seasonal trends. Sales are generally highest during the fourth calendar quarter of the year, while pawn loan demand is generally lower during the first and second calendar quarters than during the third and fourth calendar quarters.


ITEM 7. - FINANCIAL STATEMENTS
------------------------------

                                 U.S. PAWN, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                           December 31, 1999 and 1998

                        U.S. PAWN, INC. AND SUBSIDIARIES


                                Table of Contents
                                -----------------



                                                                          Page
                                                                          ----

Independent Auditors' Report...............................................F-2

Consolidated Financial Statements:

           Consolidated Balance Sheets.....................................F-3

           Consolidated Statements of Operations...........................F-4

           Consolidated Statement of Changes in Stockholders' Equity.......F-5

           Consolidated Statements of Cash Flows...........................F-6

Notes to Consolidated Financial Statements.................................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
U.S. Pawn, Inc. and Subsidiaries
Westminster, Colorado


We have audited the accompanying consolidated balance sheets of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Pawn, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                      /s/ Ehrhardt Keefe Steiner & Hottman PC
                                          -----------------------------------
                                          Ehrhardt Keefe Steiner & Hottman PC

March 8, 2000
Denver, Colorado

                        U.S. PAWN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                             December 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
                                     Assets
Current assets
     Cash                                             $  514,000      $  831,000
     Service charges receivable                          476,000         371,000
     Pawn loans                                        2,828,000       2,750,000
     Accounts receivable, net                             27,000          28,000
     Income tax refund receivable                        224,000         162,000
     Deferred income taxes                                58,000          81,000
     Inventory, net                                    2,147,000       1,789,000
     Prepaid expenses and other                          256,000         134,000
                                                      ----------      ----------
           Total current assets                        6,530,000       6,146,000

Property and equipment, net                            1,406,000       1,574,000
Intangible assets, net                                   285,000         328,000
Other assets                                              19,000          20,000
                                                      ----------      ----------

                                                      $8,240,000      $8,068,000
                                                      ==========      ==========

                      Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                 $  170,000      $   54,000
     Customer layaway deposits                            33,000          33,000
     Accrued expenses                                    365,000         408,000
     Notes payable - related parties                     186,000         136,000
     Current portion of notes payable                     85,000         108,000
                                                      ----------      ----------
           Total current liabilities                     839,000         739,000

Line of credit                                           942,000            --
Notes payable, less current portion                      660,000         665,000
Deferred income taxes                                       --             8,000
                                                      ----------      ----------
           Total liabilities                           2,441,000       1,412,000
                                                      ----------      ----------

Commitments and contingencies

Stockholders' equity
     Redeemable preferred stock, 9.5%,
      $10 par value, 1,000,000 shares
      authorized; 37,800 shares issued
      and outstanding (liquidation on
      preference $378,000)                               378,000         378,000
     Common stock, no par value,
      30,000,000 shares authorized;
      3,327,785 and 3,685,410 shares
      issued and outstanding                           4,871,000       5,462,000
     Retained earnings                                   550,000         816,000
                                                      ----------      ----------
           Total stockholders' equity                  5,799,000       6,656,000
                                                      ----------      ----------

                                                      $8,240,000      $8,068,000
                                                      ==========      ==========

                See notes to consolidated financial statements.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Revenues
     Sales                                         $  5,234,000    $  6,217,000
     Pawn service charges                             4,201,000       4,785,000
     Other income                                        53,000          66,000
                                                   ------------    ------------
           Total revenues                             9,488,000      11,068,000
                                                   ------------    ------------

Cost of sales and expenses
     Cost of sales                                    4,203,000       5,313,000
     Operations                                       3,609,000       3,703,000
     Administration                                   1,139,000       1,146,000
     Depreciation and amortization                      343,000         534,000
                                                   ------------    ------------
           Total cost of sales and expenses           9,294,000      10,696,000
                                                   ------------    ------------

Income from operations                                  194,000         372,000

Other income (expenses)
     Interest expense                                  (135,000)       (183,000)
     Interest expense, related parties                  (17,000)       (103,000)
     Loss on settlement of contract                    (366,000)           --
     Loss on disposal of assets                            --           (25,000)
                                                   ------------    ------------
           Total other income (expenses)               (518,000)       (311,000)

Income (loss) before income taxes
 and minority interest                                 (324,000)         61,000

Income tax expense (benefit)                            (94,000)        196,000
                                                   ------------    ------------

Net income (loss)                                      (230,000)       (135,000)

Dividends on preferred stock                            (36,000)        (36,000)
                                                   ------------    ------------

Net income (loss) available for
 common stockholders                               $   (266,000)   $   (171,000)
                                                   ============    ============

Earnings (loss) per common share
 - basic and diluted                               $       (.07)   $       (.05)
                                                   ============    ============

Weighted average shares outstanding                   3,640,647       3,782,844
                                                   ============    ============

                See notes to consolidated financial statements.


                                                    U.S. PAWN, INC. AND SUBSIDIARIES

                                      Consolidated Statement of Changes in Stockholders' Equity
                                                 Years Ended December 31, 1999 and 1998


                                                   Preferred Stock             Common Stock
                                                 -------------------        --------------------         Retained
                                                 Shares       Amount        Shares        Amount         Earnings       Total
                                                 ------       ------        ------        ------         --------       -----

Balance at December 31, 1997                     37,800   $   378,000     3,772,779    $ 5,492,000    $   987,000    $ 6,857,000

Exercise of common stock options                   --            --           8,875         16,000           --           16,000

Exercise of common stock warrants                  --            --          50,500        151,000           --          151,000

Repurchase of common stock                         --            --        (146,744)      (196,000)          --         (196,000)

Stock issuance costs                               --            --            --           (1,000)          --           (1,000)

Dividends on preferred stock                       --            --            --             --          (36,000)       (36,000)

Net loss                                           --            --            --             --         (135,000)      (135,000)
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1998                     37,800       378,000     3,685,410      5,462,000        816,000      6,656,000

Repurchase of common stock including
   transaction costs                               --            --        (358,500)      (592,000)          --         (592,000)

Dividends on preferred stock                       --            --            --             --          (36,000)       (36,000)

Exercise of common stock options                   --            --             875          1,000           --            1,000

Net loss                                           --            --            --             --         (230,000)      (230,000)
                                            -----------   -----------   -----------    -----------    -----------    -----------

                                                 37,800   $   378,000     3,327,785    $ 4,871,000    $   550,000    $ 5,799,000
                                            ===========   ===========   ===========    ===========    ===========    ===========


                                      See notes to consolidated financial statements.





                                       U.S. PAWN, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows


                                                                                For the Years Ended
                                                                                    December 31,
                                                                        ------------------------------------
                                                                            1999                    1998
                                                                        -----------              -----------
Cash flows from operating activities
   Net income (loss)                                                    $  (230,000)             $  (135,000)
                                                                        -----------              -----------
   Adjustments to reconcile net income
       (loss) to net cash provided (used) by
       operating activities:
     Loss on disposal of fixed assets                                          --                     25,000
     Allowance for inventory obsolescence                                    32,000                  (24,000)
     Depreciation and amortization                                          343,000                  534,000
     Deferred income taxes                                                   15,000                   (7,000)
     Changes in:
       Service charges receivable                                          (105,000)                  76,000
       Inventory                                                           (390,000)                 578,000
       Accounts receivable                                                    1,000                  (10,000)
       Income taxes receivable                                              (62,000)                 194,000
       Prepaid expenses and other                                          (122,000)                 (10,000)
       Accounts payable                                                     116,000                    6,000
       Accrued expenses                                                     (43,000)                 (86,000)
       Customer layaway deposits                                               --                    (37,000)
                                                                        -----------              -----------
                                                                           (215,000)               1,239,000
                                                                        -----------              -----------
         Net cash provided (used) by operating activities                  (445,000)               1,104,000
                                                                        -----------              -----------

Cash flows from investing activities
   Pawn loans made                                                       (9,158,000)              (9,644,000)
   Pawn loans repaid                                                      5,953,000                6,929,000
   Pawn loans forfeited                                                   3,127,000                3,371,000
   Proceeds from sale of equipment                                             --                     (9,000)
   Purchase of property and equipment                                      (132,000)                 (68,000)
   Proceeds from sale of pawnshop                                              --                    632,000
   Other assets                                                               1,000                     --
   Purchase of minority interest in subsidiary                                 --                    (15,000)
                                                                        -----------              -----------
         Net cash provided (used) by investing activities                  (209,000)               1,196,000
                                                                        -----------              -----------

Cash flows from financing activities
   Net activity on line-of-credit                                           942,000                 (637,000)
   Dividends paid                                                           (36,000)                 (36,000)
   Issuance of notes payable and long-term debt                              62,000                   42,000
   Payments on notes payable and long-term debt                             (90,000)                (669,000)
   Issuance of notes payable-related parties                                156,000                   10,000
   Payments on notes payable-related parties                               (106,000)                (940,000)
   Net proceeds from exercise of options and warrants,
     net of offering costs
                                                                              1,000                  166,000
   Repurchase of common stock including transaction costs                  (592,000)                (196,000)
                                                                        -----------              -----------
         Net cash provided (used) by financing activities                   337,000               (2,260,000)
                                                                        -----------              -----------

Net increase in cash                                                       (317,000)                  40,000

Cash, beginning of year                                                     831,000                  791,000
                                                                        -----------              -----------

Cash, end of year                                                       $   514,000              $   831,000
                                                                        ===========              ===========


                                See notes to consolidated financial statements.

                                                     F-6

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

U.S. Pawn, Inc., (the Company) was incorporated in the State of Colorado in March 1980. The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property to residents of Colorado, Wyoming, Nevada and Nebraska. In addition, the Company offers for resale personal property from forfeited loans, as well as merchandise purchased directly from customers and vendors. As of December 31, 1999, the Company operated 12 pawnshops in Colorado and 1 pawnshop in Wyoming.

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

Acquisition Activity
--------------------

During 1999, the Company terminated an agreement to acquire another entity. The total costs associated with the attempted acquisition were $366,000 and these costs have been expensed during 1999.

Subsidiary Operations
---------------------

During 1999, the Company formed a wholly-owned subsidiary to develop an internet commerce site to offer for resale personal property from forfeitured loans, as well as merchandise purchased.

The subsidiary is still in the development stage as no significant revenues have been generated from its primary operations.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentrations of Credit Risk
-----------------------------

There are no concentrations of credit risk, except for geographical concentrations, with respect to pawn loans receivable. Items that are pawned serve as collateral for the loan to the customer. Generally, 40% - 50% of the resale value of the item is loaned against the collateral. Therefore, if the loan forfeits, the Company can recover the loss on the loan by selling the collateral.

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

Property, Equipment and Vehicles
--------------------------------

Property, equipment and vehicles are recorded at cost. Depreciation and amortization expense is generally provided on a straight-line basis using estimated useful lives of 5 years for vehicles, 5-10 years for equipment, 7-15 years for leasehold improvements and 15-39 years for buildings. Depreciation and amortization expense of property and equipment was $301,000 and $291,000 for the years ended December 31, 1999 and 1998, respectively.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Intangible Assets
-----------------

Intangible assets consist primarily of costs in excess of net assets of pawnshops acquired and noncompete agreements with the previous owners of pawnshops acquired. The costs in excess of net assets acquired and the noncompete agreements are amortized on a straight-line basis over 10 years and over the term of the agreements of 5 to 10 years, respectively. Recoverability is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which goodwill applies to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Amortization expense of intangible assets for 1999 was $44,000 and for 1998 was $243,000 of which $186,000 relates to the write-off of goodwill related to certain pawnshop locations abandoned and consolidated into other operations during 1998.

Software Development Costs
--------------------------

Direct costs incurred in the development of software are capitalized once the preliminary project stage is complete, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of 3 years. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

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

Management of the Company has determined that a reserve for obsolescence of inventory is necessary in order to reflect a value for inventory that is not in excess of net realizable value. Management has calculated an estimate of the net realizable value of inventory and has recognized an allowance of approximately $158,000 and $190,000 at December 31, 1999 and 1998, respectively, in the accompanying financial statements. Actual net realizable value may differ from these results.

Reclassifications
-----------------

Certain balances in the December 31, 1998 financial statements have been reclassified to conform to the December 31, 1999 presentation.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Property and Equipment
-------------------------------

Property and equipment consist of the following:
                                                            December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------

Land                                                $   236,000     $   236,000
Buildings                                               546,000         546,000
Equipment and vehicles                                1,168,000       1,095,000
Leasehold improvements                                  895,000         835,000
                                                    -----------     -----------
                                                      2,845,000       2,712,000
Less accumulated depreciation
 and amortization                                    (1,439,000)     (1,138,000)
                                                    -----------     -----------

                                                    $ 1,406,000     $ 1,574,000
                                                    ===========     ===========


Note 3 - Intangible Assets
--------------------------

Intangible assets consist of the following:
                                                            December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------

Goodwill                                            $   603,000     $   603,000
Acquisition costs                                        45,000          45,000
Non-compete agreements                                   67,000          67,000
                                                    -----------     -----------
                                                        715,000         715,000
Less accumulated amortization                          (430,000)       (387,000)
                                                    -----------     -----------

                                                    $   285,000     $   328,000
                                                    ===========     ===========


Note 4 - Accrued Expenses
-------------------------

Accrued expenses consist of the following:
                                                             December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------

Accrued salaries and payroll taxes                  $   135,000     $   132,000
Accrued property and sales taxes                        103,000          92,000
Accrued interest-related parties                          1,000           2,000
Accrued lease abandonment costs                          40,000         114,000
Other                                                    86,000          68,000
                                                    -----------     -----------

                                                    $   365,000     $   408,000
                                                    ===========     ===========

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 5 - Notes Payable - Related Parties
----------------------------------------

The Company has notes payable to related parties, who are stockholders or family members of stockholders, totaling $186,000 and $136,000 as of December 31, 1999 and 1998, respectively. These notes have interest rates of 10% to 15% per annum, and are unsecured. Interest is due monthly. As a condition of several notes payable agreements, the Company issued warrants to purchase 9,000 shares of the Company's common stock, exercisable at $4.00 per share through 1999. A deferred charge of $10,000 has been recorded for the value of the warrants and is being amortized over the term of the loan, which is three years. Amortization of $3,000 was expensed as interest expense for each of the years ended December 31, 1999 and 1998, respectively. These warrants were fully amortized at December 31, 1999.


Note 6 - Line-of-Credit and Notes Payable
-----------------------------------------

Line-of-credit consists of the following:
                                                           December 31,
                                                   --------------------------
                                                      1999             1998
                                                   ---------       ----------
$2,500,000  line-of-credit  to a bank,
  interest  at  prime  plus 3%  (11.5%  at
  December 31, 1999).  Interest  payable
  monthly,  principal at maturity August
  2001. Collateralized by substantially
  all assets of the Company.                       $ 942,000       $     -
                                                   =========       ==========

Notes payable consist of the following:
                                                            December 31,
                                                            ------------
                                                      1999              1998
                                                      ----              ----
Note payable to a finance company,
  paid in full during 1999.
                                                   $       -       $   62,000

Note payable to an individual; interest
  at 15% per annum due monthly; principal
  due at maturity - April 2002; unsecured.           450,000          450,000

Note payable to an individual; interest
  rate of 12% per annum; principal and
  interest of $2,547 due monthly; matures
  August 2002; collateralized by real estate.        215,000          219,000

Notes payable to various individuals; interest
  rate of 10% per annum; due monthly; matures
  October 2000; unsecured.                            42,000           42,000

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Notes 6 - Line-of-Credit and Notes Payable (continued)
------------------------------------------------------

                                                          December 31,
                                                   --------------------------
                                                     1999             1998
                                                   ---------       ----------
Note payable to a finance company due
  July 2000; interest rate of 9.0% per
  annum; principal and interest of $5,754
  due monthly; matures July 2000; unsecured.          38,000               -
                                                   ---------       ----------
                                                     745,000          773,000
  Less current portion                               (85,000)        (108,000)
                                                   ---------       ----------

                                                   $ 660,000       $  665,000
                                                   =========       ==========

Maturities of notes payable are as follows:

Year Ending December 31,

              2000                                 $  85,000
              2001                                     6,000
              2002                                   456,000
              2003                                     7,000
              2004                                     8,000
              Thereafter                             183,000
                                                   ---------

                                                   $ 745,000
                                                   =========

Note 7 - Commitments and Contingencies
--------------------------------------

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

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Commitments and Contingencies (continued)
--------------------------------------------------

Operating Leases (continued)
----------------------------

Future minimum lease payments under noncancelable leases are as follows:

                                      Related       Non-Related
Year Ending December 31,               Party          Parties          Total
------------------------           -----------      -----------     -----------

        2000                       $    36,000      $   447,000     $   483,000
        2001                            37,000          422,000         459,000
        2002                            39,000          331,000         370,000
        2003                            19,000          227,000         246,000
        2004                                -           201,000         201,000
        Thereafter                          -           102,000         102,000
                                   -----------      -----------     -----------

                                   $   131,000      $ 1,730,000     $ 1,861,000
                                   ===========      ===========     ===========

Total future minimum lease payments above do not include a reduction of $107,000 for noncancelable sublease payments.

Rent expense was $599,000 and $568,000, for the years ended December 31, 1999 and 1998, respectively. Included in rent expense were amounts paid to a stockholder of $36,000 for 1999 and for 1998 and sublease income of $53,000 and $42,000, respectively.

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

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Commitments and Contingencies (continued)
--------------------------------------------------

Employment Agreements
---------------------

The Company has entered into employment agreements with two officers of the Company. The agreements include annual salary requirements which total $240,000 per annum and have incentive compensation provisions. The agreements expire in December 2000 and December 2001.


Note 8 - Income Taxes
---------------------

The components of deferred tax assets and (liabilities) are as follows:

                                                         December 31,
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------

Total deferred tax assets                         $   58,000     $   81,000
Total deferred tax (liabilities)                          -          (8,000)
                                                  ----------     ----------

     Net deferred tax assets (liabilities)        $   58,000     $   73,000
                                                  ==========     ==========

The tax effects of temporary differences that give rise to deferredx assets and (liabilities) are as follows:


                                                             December 31,
                                                  -----------------------------
Temporary differences:                                1999             1998
                                                  ------------     ------------

     Abandonment of leases                        $     62,000     $     43,000
     Change in tax accounting method
     for service charges receivable
                                                        (6,000)          (8,000)
     Property and equipment                            (30,000)          (1,000)
     Inventory                                           1,000           25,000
     Other                                              31,000           14,000
                                                  ------------     ------------

                                                  $     58,000     $     73,000
                                                  ============     ============

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 8 - Income Taxes (continued)
---------------------------------

Income tax expense (benefit) consists of the following:
                                                            Years Ended
                                                            December 31,
                                                  ----------------------------
                                                      1999             1998
                                                  -----------      -----------

Current                                           $  (109,000)     $   203,000
Deferred                                               15,000           (7,000)
                                                  -----------      -----------

                                                  $  (94,000)      $   196,000
                                                  ==========       ===========

The following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense:


                                                            Years Ended
                                                            December 31,
                                                    ---------------------------
                                                        1999           1998
                                                    -----------     -----------

Tax expense (benefit) at federal statutory rates    $  (110,000)    $    21,000
     Goodwill amortization                                   -           20,000
     Non deductible items                                 9,000           6,000
     State tax, net of federal benefit                   11,000          17,000
     Sale of pawnshop                                        -          119,000
     Other                                               (4,000)         13,000
                                                    -----------     -----------

                                                    $   (94,000)    $   196,000
                                                    ===========     ===========


Note 9 - Redeemable Preferred Stock
-----------------------------------

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


Note 10 - Common Stock, Options and Warrants
--------------------------------------------

Warrants
--------

In connection with a July 1993 private placement offering, the Company issued to an underwriter warrants to purchase up to 125,000 shares of common stock until July 31, 1998 at an exercise price of $3.00 per share. In July 1998, 50,500 warrants were exercised and the remaining warrants expired.

In connection with $300,000 of notes payable issued during 1996, the Company issued warrants to purchase up to 9,000 shares of the Company's common stock for an exercise price of $4.00 per share through 1999. No warrants were exercised when they expired in 1999.

A summary of the status of the Company's warrants follows:

                                                                        December 31,
                                                  ------------------------------------------------------
                                                              1999                       1998
                                                  --------------------------    ------------------------
                                                                    Weighted                  Weighted
                                                                    Average                    Average
                                                    Number of       Exercise     Number of     Exercose
                                                     Shares          Price        Shares        Price
                                                     ------          -----        ------        -----

Outstanding at beginning of year                        9,000         4.00        134,000     $     3.07
         Granted                                           -             -             -              -
         Exercised                                         -             -        (50,500)          3.00
         Canceled                                       9,000         4.00        (74,500)          3.00
                                                  -----------      -------      ---------     ----------

Outstanding and exercisable at end of year
                                                           -             -          9,000     $     4.00
                                                  ===========      ========     =========     ==========

Stock-Based Compensation Plans
------------------------------

The Company's stock option plans provide for the granting of stock options to employees, key employees, consultants and directors. Under the plans, the Company has reserved 1,452,500 shares of common stock for issuance at prices not less than the fair market value at the date of grant. For options granted to an employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock, on the date of grant. The maximum term of the options is ten years and all plans are fully vested at December 31, 1999.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans (continued)
------------------------------------------

A summary of the status of the Company's stock option plans follows:

                                                                              December 31,
                                                        ------------------------------------------------------
                                                                  1999                           1998
                                                        -------------------------     -----------------------
                                                                         Weighted                    Weighted
                                                                         Average                     Average
                                                         Number of       Exercise     Number of      Exercise
                                                          Shares          Price         Shares        Price
                                                          ------          -----         ------        -----

Outstanding at beginning of year                           296,542         2.89         324,500        2.71
         Granted                                           167,500         1.64          40,000        3.50
         Exercised                                            (875)        1.13          (8,875)       1.76
         Canceled                                          (40,000)        3.43         (59,083)       1.70
                                                        ----------    ---------      ----------   ---------

Outstanding and exercisable at end of year
                                                           423,167         2.35         296,542   $    2.89
                                                        ==========    =========      ==========   =========

Options available for future grant                          91,209                      218,709
                                                        ==========                   ==========

Weighted average fair value of options granted
  during the year                                       $      .35                   $      .88
                                                        ==========                   ==========

The following information summarizes stock options outstanding and exercisable at December 31, 1999:


                                                                    Weighted
                                                   Weighted         Average
                                                   Average          Remaining
                                   Number of       Exercise        Contractual
Range of exercise prices           Options          Price              Life
------------------------           -------          -----              ----

   $1.13 to $1.70                    147,875     $     1.41             8.57
   $1.70 to $3.24                    217,667           2.61             6.67
   $3.25 to $5.13                     57,625           3.77             7.25
   --------------                 ----------     ----------       ----------

   $1.13 to $5.13                    423,167     $     2.35             7.41
   ==============                 ==========     ==========       ==========

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Stock-Based Compensation Plans (continued)
------------------------------------------

The weighted average fair value of options granted are as follows:

                                                                    Weighted
                                                                    Average
                                                     Number of       Fair
                                                      Options        Value
                                                      -------        -----
Granted during the year ended December 31, 1998
         Less than fair value                              -             -
         Equal to fair value                           40,000          .88
         Greater than fair value                           -             -
                                                     --------
                                                       40,000
Granted during the year ended December 31, 1999
         Less than fair value                              -             -
         Equal to fair value                          130,000          .35
         Greater than fair value                       37,500          .34
                                                     --------

                                                      167,500
                                                      =======

Had compensation cost for these plans been determined based on their fair value at the date of grant pursuant to SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows (in thousands except for per share data):

                                                           December 31,
                                                  ----------------------------
                                                      1999             1998
                                                  ------------     -----------

Net income (loss) - as reported                   $  (230,000)     $  (172,000)
Net income (loss) - pro forma                     $  (288,000)     $  (207,000)
Earnings (loss) per share - basic
 and assuming dilution as reported
                                                  $     (.07)      $     (.05)
Earnings (loss) per share - pro forma             $     (.08)      $     (.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield is 0%, expected stock price volatility is 45.0%, risk free interest rate is 6.0% and expected life of options is 1.5 years.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Common Stock, Options and Warrants (continued)
--------------------------------------------------------

Earnings (Loss) Per Share
-------------------------

The following table sets forth the computation of earnings (loss) per common share:


                                                          Years Ended
                                                          December 31,
                                                  ----------------------------
Numerator:                                            1999            1998
                                                  -----------     ------------
     Net income (loss) available
      for common stockholders
                                                  $  (230,000)    $  (171,000)
                                                  ===========     ===========

Denominator:
  Denominator for basic earnings
   per share - weighted average shares
                                                    3,640,647        3,782,844
  Effect of dilutive securities:
   Stock options and warrants                              -                -
                                                  -----------     ------------
  Denominator for diluted earnings
   per share - adjusted weighted
   average shares and assumed conversions           3,640,647        3,782,844
                                                  ===========     ============

Earnings (loss) per common share
   - basic and assuming dilution
                                                  $      (.07)    $      (.05)
                                                  ===========     ===========

The numerators for earnings (loss) per common share consists of net income
(loss) adjusted only for dividends paid to preferred stockholders.

The Company approved a plan to repurchase up to 500,000 shares of the Company's common stock through December 31, 1999. During 1999 and 1998, the Company repurchased 358,500 and 141,500, respectively, shares from the open market. In addition, the Company may repurchase up to 37,800 shares of preferred stock at par value of $10.


Note 11 - Related Party Transactions
------------------------------------

In addition to transactions with related parties discussed throughout the notes to financial statements, the following related party transactions have occurred:

Certain stockholders/directors of the Company are attorneys who have provided certain legal services to the Company. Legal fees incurred totaled approximately $76,000 and $4,000, for the years ended December 31, 1999 and 1998, respectively.

                        U.S. PAWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 12 - Supplemental Information to Statement of Cash Flows for Noncash Investing and Financing Activities
--------------------------------------------------------------------------------



                                                     For the Years Ended
                                                         December 31,
                                                 ---------------------------
                                                     1999            1998
                                                 -----------     -----------


Cash paid during the year for interest           $   142,000     $   283,000
                                                 ===========     ===========

Cash paid during the year for income taxes       $        -      $        -
                                                 ===========     ==========

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

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table sets forth certain information as to each director's or officer's age, positions with the Company, and the year when each first became an officer or director of the Company.

                                                                                     Officer or
                                                                                   Officer or
Name                         Age                       Office                      Director Since
----                         ---                       ------                      ---------------

Charles C. Van Gundy         47               President, Chief Executive                1994
                                              Officer, Chief Financial Officer,
                                              and Director

Ronald A. Mitola             45               Vice President - Operations,
                                              Secretary                                 1997

Gary A. Agron                55               Director                                  1989

Jack Skidell                 57               Director                                  1997

Ross L. Murphy               48               Director                                  1998



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

     Ross L. Murphy has been the Chief Executive Officer and Chairman of the Board of Directors of BancPro Inc., an OTC Bulletin Board specialty lender company located in Tempe, Arizona since 1994. Mr. Murphy earned his Bachelor of Business Administration Degree from the University of Texas in 1973. He owned and managed a chain of retail furniture stores for 16 years. Mr. Murphy later acquired Haymco Marketing, which he successfully ran for three years and sold. Mr. Murphy is also currently an investment banker with Eaton Mews in Tempe, Arizona and is responsible for raising capital for BancPro, Inc. He devotes such time as is necessary to the Company's affairs.

Compliance With Section 16(a) of the Securities Exchange Act of 1934
The Company's executive officers and directors are required to file under the Securities Exchange Act of 1934 reports of ownership and changes of ownership in securities of the Company with the Securities and Exchange Commission. Based solely upon copies of such reports and information provided to the Company by individual executive officers and directors, the Company believes that during the year ended December 31, 1999 all executive officers and directors complied with such reporting requirements.

ITEM 10. - EXECUTIVE COMPENSATION

The following tables set forth compensation with respect to the chief executive officer of the Company for the fiscal years indicated in each table:


                                            SUMMARY COMPENSATION TABLE

                             Fiscal                            Other             Long-Term Compensation
Name and Position             Year         Salary           Compensation             Stock Options(#)
-----------------             ----         ------           ------------             ----------------

Charles C. Van Gundy (1)     1999         $150,000              -0-                     100,000
President, Chief Executive   1998          150,000              -0-                        -0-
Officer, Chief Financial     1997          125,000              -0-                      87,500
Officer and Secretary



(1)  Mr. Van Gundy was elected President and Chief Executive Officer on October
     29, 1997. Prior to October 29, 1997, Mr. Van Gundy served as the Company's
     Chief Financial Officer and Secretary.

                                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                               Potential Realizable
                                 % of                                         Value at Assumed Annual
                                 Total    Exercise                             Rates of Stock Price
                                 Granted  Price                               Appreciation for Option
                    Options      in Fiscalper Share        Expiration                  Term
Name                Granted      Year     ($/Sh)           Date               5% ($)          10%($)
----                -------      ----     ------           ----              -------          ------

Charles C.          100,000       77%     $1.38            1-3-09            $86,787          $219,936
  Van Gundy




                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR END OPTION VALUES

                                                                                       Value of Unexercised
                                                 Number of Unexercised Options       In-the-Money Options at
           Shares Acquired                            At Fiscal Year End                  Fiscal Year End(2)
Name       on Exercise(#)    Value Realized($)(1)   Exercisable Unexercisable     Exercisable      Unexercisable
----       --------------    --------------------   -------------------------     -----------      -------------

Charles C.
Van Gundy         -0-            $     -0-           216,750         -0-            $10,500          $   -0-


(1) Represents the difference, if any, between the market value of the Company's common stock at exercise and the exercise price of the options.

(2) Represents the difference, if any, between the market value of the Company's common stock on December 31, 1999 and the exercise price of the options.

Employment Agreements
The Company and Mr. Van Gundy have entered into an employment agreement, which expires on December 31, 2000. Provisions of the agreement include: (i) an annual base salary of $150,000; (ii) the right to receive incentive compensation during each fiscal year covered by the agreement up to a maximum of 50% of annual base salary and as determined by criteria set by the Board; (iii) an option to purchase 75,000 common shares of the Company at an exercise price of $3.24 per share, which in the event of a change in control of the Company or constructive termination, Mr. Van Gundy could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (iv) grants of options to purchase 100,000 and 75,000 common shares of the Company vesting in fiscal years 1999 and 2000, respectively, which in the event of a change in control of the Company or constructive termination, Mr. Van Gundy could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (v) continuation of salary payments for the greater of the remainder of the term of the agreement or for one year and a lump sum payment equal to 50% of annual base salary in the event of termination without cause by the Company as defined in the agreement; (vi) continuation of salary payments equal to one year's salary in the event of a change in control of the Company; and (vii) continuation of salary payments during periods of disability as defined in the agreement.

     The Company and Mr. Mitola have entered into an employment agreement, which expires on December 31, 2001. Provisions of the agreement include: (i) an annual base salary of $90,000; (ii) the right to receive incentive compensation during each fiscal year covered by the agreement up to a maximum of 50% of annual base salary and as determined by criteria set by the Board; (iii) an option to purchase 40,000 common shares of the Company at an exercise price of $3.50 per share, which in the event of a change in control of the Company or constructive termination, Mr. Mitola could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (iv) grants of options to purchase 30,000 common shares of the Company vesting in fiscal years 1999, 2000 and 2001, which in the event of a change in control of the Company or constructive termination, Mr. Mitola could cause the Company to repurchase at a price equal to the difference between the exercise price and the closing price of the Company's common stock on the effective date of termination or to extend the exercisability of the option under other circumstances; (v) continuation of salary payments not to exceed more than an aggregate amount equal to one year's salary in the event of termination without cause by the Company as defined in the agreement or in the event of a change in control of the Company; and (vi) continuation of salary payments during periods of disability as defined in the agreement.

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

                                                   Shareholdings
Name and Address                               Number         Percent
----------------                               ------         -------

Charles C. Van Gundy(1)                        246,750          6.6%
7215 Lowell Blvd.
Westminster, CO  80030

Gary A. Agron(2)                                36,500          1.0%
5445 DTC Parkway, Suite 520
Englewood, CO  80111

Jack Skidell(3)                                 99,469          2.6%
500 N. Broadway #159
Jericho, NY 11753

Ross Murphy(4)                                  17,500          0.5%
3923 S. McClintock Drive #410
Tempe, AZ  85282

Ronald A. Mitola(5)                             90,000          2.4%
7215 Lowell Blvd.
Westminster, CO 80030

Rodney W. Smith                                356,225          9.5%
P.O. Box 7022
Tyler, TX 75711

All officers and directors
as a group(five in number)(1)(2)(3)(4)(5)      490,219         13.1%


(1) Includes currently exercisable stock options to purchase 1,250 shares at $5.13 per share until January 20, 2002, 20,000 shares at $2.06 per share until March 24, 2005, 8,000 shares at $1.70 per share until December 28, 2005, 12,500 shares at $4.38 per share until January 17, 2007, 75,000 shares at $3.24 per share until October 29, 2007, and 100,000 shares at $1.38 per share until January 3, 2009.

(2) Includes currently exercisable stock options to purchase 12,500 shares at $2.00 per share until October 23, 2000, 8,000 shares at $1.70 per share until December 28, 2005, and 10,000 shares at $2.62 per share until July 1, 2009.

(3) Includes currently exercisable stock options to purchase 12,500 shares at $3.24 per share until October 29, 2007 and 10,000 shares at $2.62 per share until July 1, 2009.

(4) Includes currently exercisable stock options to purchase 12,500 shares at $2.39 per share until August 13, 2008 and 5,000 shares at $2.62 per share until July 1, 2009.

(5) Includes currently exercisable stock options to purchase 20,000 shares at $2.06 per share until March 24, 2005, 40,000 shares at $3.50 per share until March 4, 2008, and 30,000 shares at $1.38 per share until January 3, 2009.


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

The Company was indebted at December 31, 1999 in the aggregate amount of approximately $186,000 for loans advanced to the Company by shareholders and/or employees. These loans are unsecured, bear interest between 10% and 15% per annum, were used for working capital and are due on dates ranging from March 2000 to February 2001. The terms of the loans are believed to be as fair as terms which could have been obtained in arm's length transactions with unaffiliated third parties.

Mr. Agron, a director of the Company, performs legal services on the Company's behalf. Mr. Agron received legal fees from the Company totaling $76,000 and $4,000 for fiscal 1999 and 1998, respectively.

ITEM 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)        1.     Financial Statements:
           ---------------------------

The following consolidated financial statements are included in Part II, Item 7 for the years ended December 31, 1999 and 1998: Balance Sheets, Statements of Operations, Statements of Changes in Stockholder's Equity, Statements of Cash Flows and Notes to Financial Statements.

           2.     Financial Statements Schedules:
           -------------------------------------
           None.

           3.     Exhibits:
           ---------------
           Exhibit #27.1  Financial Data Schedule.

(b) Reports on Form 8-K: During the twelve months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 29, 2000 on its behalf by the undersigned, thereto duly authorized.

                                                 U.S. PAWN, INC.


                                                 By /s/ Charles C. Van Gundy
                                                    ----------------------------
                                                      Charles C. Van Gundy
                                                      Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

Signature                                      Capacity



                                               Chief Executive Officer,
                                               Chief Financial Officer,
/s/ Charles C. Van Gundy                       (Principal Accounting Officer)
------------------------                       and Director
Charles C. Van Gundy


/s/ Gary A. Agron                              Director
------------------------
Gary A. Agron


/s/ Jack Skidell                               Director
------------------------
Jack Skidell


/s/ Ross L. Murphy                             Director
------------------------
Ross L. Murphy