Form 10QSB
period 2000-03-31
U S PAWN INC
filed 2000-05-15
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Colorado                                              84-0819941
 ------------------------------                              -------------------
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

Common Stock, No Par Value, 3,327,785 shares as of May 12, 2000.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     U.S. PAWN, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                (Amounts in thousands, except share data)

                                                  Assets

                                                                 March                December
                                                               31, 2000               31, 1999
                                                               --------               --------
Current Assets:
         Cash                                                    $  461                $  514
         Service charges receivable                                 457                   476
         Pawn loans                                               2,632                 2,828
         Accounts receivable, net                                    17                    27
         Income taxes receivable                                    180                   224
         Deferred income taxes                                       65                    58
         Inventory, net                                           2,237                 2,147
         Prepaid expenses and other                                 279                   256
                                                                 ------                ------

                  Total current assets                            6,328                 6,530

Property and equipment, at cost, net                              1,384                 1,406
Intangible assets, net                                              274                   285
Deferred income taxes                                                21                  --
Other assets                                                         19                    19
                                                                 ------                ------

                                                                 $8,026                $8,240
                                                                 ======                ======

                                    Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                        $   24                $  170
         Customer layaway deposits                                   42                    33
         Accrued expenses                                           277                   365
         Current portion of
          notes payable-related parties                             186                   186
         Current portion of notes payable                            78                    85
                                                                 ------                ------
                  Total current liabilities                         607                   839

                  Line of credit                                    942                   942
                  Notes payable, less current portion               658                   660
                                                                 ------                ------
                  Total Liabilities                               2,207                 2,441
                                                                 ------                ------

Commitments and contingencies

Stockholders' equity:
  Redeemable preferred stock, 9.5%,$10 par value
   1,000,000 authorized: 37,800 shares
   issued and outstanding                                           378                   378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,327,785 and 3,327,785
   shares issued and outstanding                                  4,871                 4,871
  Retained earnings                                                 570                   550
                                                                 ------                ------
                   Total Stockholders' Equity                     5,819                 5,799
                                                                 ------                ------

                                                                 $8,026                $8,240
                                                                 ======                ======

                              See notes to consolidated financial statements

                                                    2

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                             2000         1999
                                                            -------     -------
REVENUES:
         Sales                                              $ 1,311     $ 1,307
         Pawn service charges                                 1,011       1,020
         Other income                                            14          21
                                                            -------     -------

                  Total Revenues                              2,336       2,348
                                                            -------     -------

COST OF SALES AND EXPENSES:
         Cost of sales                                        1,014       1,026
         Operations                                             868         852
         Administration                                         254         245
         Depreciation and amortization                           85          85
                                                            -------     -------

                  Total Cost of Sales and Expenses            2,221       2,208
                                                            -------     -------

INCOME FROM OPERATIONS                                          115         140
                                                            -------     -------

OTHER (EXPENSES)
         Interest                                               (60)        (28)
         Interest, related parties                               (8)         (4)
                                                            -------     -------

                  Total other (expenses)                        (68)        (32)
                                                            -------     -------

INCOME BEFORE INCOME TAXES                                       47         108
PROVISION FOR INCOME TAXES                                       16          31
                                                            -------     -------

NET INCOME                                                       31          77
DIVIDENDS ON PREFERRED STOCK                                    (11)         (9)
                                                            -------     -------

EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS                  $    20     $    68
                                                            =======     =======

EARNINGS PER COMMON SHARE                                   $  0.01     $  0.02
                                                            =======     =======

EARNINGS PER COMMON SHARE, ASSUMING DILUTION                $  0.01     $  0.02
                                                            =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                 3,328       3,685
                                                            =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, ASSUMING DILUTION                              3,328       3,717
                                                            =======     =======



                 See notes to consolidated financial statements


                                             U.S. PAWN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                          (Amounts in thousands)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                         2000                  1999
                                                                        -------               -------
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
         Net income                                                     $    31               $    77
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation and amortization                                       85                    85
         Deferred income taxes                                              (28)                    1
         Changes in:
           Service charges receivable                                        19                    35
           Inventory                                                        (90)                   78
           Accounts receivable                                               10                    14
           Income taxes receivable                                           44                    29
           Prepaid expenses and other                                       (23)                  (92)
           Accounts payable                                                (146)                   16
           Accrued expenses                                                 (88)                  (70)
           Customer layaway deposits                                          9                     1
                                                                        -------               -------

           Net Cash (Used) Provided by Operating Activities                (177)                  174
                                                                        -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Pawn loans made                                                 (2,011)               (2,128)
         Pawn loans repaid                                                1,468                 1,600
         Pawn loans forfeited                                               739                   687
         Purchase of property and equipment                                 (52)                  (39)
                                                                        -------               -------

          Net cash Provided by Investing Activities                         144                   120
                                                                        -------               -------

CASH FLOWS (TO) FINANCING ACTIVITIES:
         Dividends paid                                                     (11)                   (9)
         Payments on notes payable and long-term debt                        (9)                  (24)
         Issuance of notes payable-related parties                         --                    --
         Payments on notes payable-related parties                         --                     (51)
                                                                        -------               -------

          Net Cash (Used) by Financing Activities                           (20)                  (84)
                                                                        -------               -------

NET (DECREASE)INCREASE IN CASH                                              (53)                  210

CASH, beginning of period                                                   514                   831
                                                                        -------               -------

CASH, end of period                                                     $   461               $ 1,041
                                                                        =======               =======


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                              $    61               $    30
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

The results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - INCOME TAXES
The provision for income taxes has been recorded based upon the Company's estimate of the expected annualized effective tax rate for each interim period presented. Deferred income taxes have been recorded in accordance with generally accepted accounting principles under SFAS 109.

NOTE 3 - EARNING PER COMMON SHARE
Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

NOTE 4 - CONTINGENCIES
The Company is party to a number lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

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

Business Strategy
The concentration of multiple pawn shops may achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently the Company has 85% of its store locations clustered in the Denver, Colorado Metropolitan Area ("Denver"). The Company intends to analyze the markets in which it currently operates and may decide to expand or contract its current market areas or enter new markets in furtherance of its operating strategies.

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

Merger Agreement and Termination
On November 10, 1998, the Company entered into a non-binding letter of intent to acquire Cash- N-Pawn International, Ltd. ("CNP"), a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. On May 6, 1999, the Company and CNP entered into an agreement and plan of merger, which was subsequently terminated by mutual consent on October 4, 1999.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 ("2000") Compared to Three Months Ended March 31, 1999 ("1999")

Revenues
Total revenues for 2000 decreased less than 1% to $2,336,000 from $2,348,000 for 1999. The decrease in revenues for 2000 is primarily due to a drop in pawn service charges to $1,011,000 from $1,020,000, during 2000 as compared to 1999. As a percentage of total revenues, both merchandise sales and pawn service charges were unchanged at 56% and 43%, respectively, during 2000 as compared to 1999. This revenue mix is consistent with the Company's expectations. During 2000, the Company encountered intense competition from other pawn shops for pawn loan customers and in the sales of merchandise from other pawn shops, thrift shops and general retail businesses.

Merchandise Sales
During 2000, store operations generated merchandise sales of $1,311,000 as compared to $1,307,000 during 1999. For 2000, the Company's annualized inventory turnover rate was 1.9 times with a gross profit margin on sales of 22.7% as compared to 2.3 times and 21.5% for 1999.

The Company expects its annualized inventory turnover rate to approximate 2.5 times and to produce gross margins on sales of 20% or higher for 2000.


Pawn Service Charges
During 2000, store operations generated pawn service charges of $1,011,000 as compared to $1,020,000 for 1999. The Company's pawn loan balance outstanding decreased $196,000 or 7% to $2,632,000 from $2,828,000 at December 31, 1999.
Based on historical comparisons (e.g., during the 1999 quarter, the Company's pawn loan balance outstanding decreased 6%), such a decrease is not uncommon during the Company's first quarter, as customers are believed to use income tax returns to redeem pawn loans.

New pawn loans written decreased by $117,000 during 2000 as compared to 1999. Management believes that the decrease in new pawn loans written is due primarily to the strong overall economy in Colorado ( which may have had the effect of dampening the demand for pawn loans) and increased competition for pawn loan customers.

Management is analyzing available market data and selecting strategies designed to increase the number of pawn loans written. Management is hopeful that demand for pawn loans will increase during the remainder of fiscal 2000. The Company realized an annualized pawn service charge on average pawn loans outstanding during the period equal to 148% for 2000 as compared to 153% for the 1999.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) was 33.5% for 2000 as compared to 30.0% for 1999. The Company's forfeiture rate is believed to be in line with industry comparisons, but less than the Company's expectations. The Company plans to emphasize an aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to emphasize this loan strategy for the reasonably foreseeable future and anticipates the forfeiture rate to approximate 35% for Fiscal 2000.

Total Cost of Sales and Expenses
Total cost of sales and expenses for 2000 increased only nominally to $2,221,000 as compared to $2,208,000 for 1999. As a percentage of total revenues, total cost of sales and expenses for 2000 were 95% as compared to 94% for 1999.

Operating Expenses
Operating expenses increased by $16,000 or 2% during 2000 as compared to 1999. However, as a percentage of total revenues, operating expenses increased to 37% for 2000 as compared to 36% for 1999. The increase in operating expenses as a percentage of revenues for 2000 is primarily attributable to escalations in store rents and increased store personnel costs for 2000.

Administration
Administrative overhead increased during 2000 by $9,000 or 3.6% to $254,000 from $245,000 as compared to 1999. As a percentage of total revenues, administrative overhead increased to 10.9% for 2000 from 10.4% as compared to 1999. The increase in administrative overhead is due primarily to market adjustments in middle management salaries and related employee benefits during 2000 as compared to 1999.

Depreciation and Amortization Expense
Depreciation and amortization expense was unchanged during 2000 as compared to the 1999.

Other Expense
Interest expense for 2000 increased by $36,000. During 2000, the Company's outstanding balance on its revolving bank line of credit was $942,000. No such bank debt was outstanding during 1999.

Operating Results
Income from operations before income taxes for 2000 decreased by 56% to $47,000 from $108,000 as compared to 1999. After accounting for the effects of income taxes and preferred dividends, earnings attributable to common stockholders for 2000 decreased 70% to $20,000 from $68,000 as compared to 1999.

Earnings Per Share
Earnings per share for 2000 equaled $0.01 as compared to $0.02 for 1999. The number of common shares outstanding decreased by 357,625 from March 31, 1999 to March 31, 2000 as a result of the issuance of 875 shares from the exercise of employee stock options and the repurchase of 358,500 common shares by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital increased to $5,721,000 at March 31, 2000 from $5,691,000 at December 31, 1999. Total assets decreased during 2000 by $214,000 mainly due to decreases in pawn loans, property, equipment and intangible assets. Total liabilities decreased by $234,000 at March 31, 2000 to $2,207,000 from $2,441,000 at December 31, 1999 mainly due to decreases in accounts payable and other accrued expenses. Total stockholders' equity increased during 2000 by $20,000 as a result of earnings, net of income taxes and preferred dividends.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During 2000, the Company raised sufficient capital to satisfy its capital requirements.

On August 26, 1999, the Company entered into an agreement for a revolving bank line of credit totaling $2,500,000. The agreement matures on August 26, 2001. As of the date of this report, the outstanding principal balance owing under this credit facility was $942,000.

The private borrowings which comprise $678,000 of the total liabilities are due in 2000 through 2002. Management intends to repay the majority of these obligations as they mature from internally generated funds or other borrowings.

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


Date: May 12, 2000                                  U.S. PAWN, INC.
                                              ----------------------------------
                                                     (Registrant)


                                              /s/  Charles C. Van Gundy
                                              ----------------------------------
                                              Charles C. Van Gundy
                                              President
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              (Principal Accounting Officer)