Form 10QSB
period 2000-06-30
U S PAWN INC
filed 2000-08-14
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

                                 Yes X  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 3,327,785 shares as of August 14, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        U.S. PAWN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                     Assets

                                                            June        December
                                                          30, 2000      31, 1999
                                                          --------      --------
Current Assets:
         Cash                                              $  438        $  514
         Service charges receivable                           414           476
         Pawn loans                                         2,557         2,828
         Accounts receivable, net                              10            27
         Income taxes receivable                              231           224
         Deferred income taxes                                 13            58
         Inventory, net                                     2,424         2,147
         Prepaid expenses and other                           235           256
                                                           ------        ------

                  Total current assets                      6,322         6,530

Property and equipment, at cost, net                        1,295         1,406
Intangible assets, net                                        262           285
Deferred income taxes                                          30          --
Other assets                                                   19            19
                                                           ------        ------

                                                           $7,928        $8,240
                                                           ======        ======

                      Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                  $   20        $  170
         Customer layaway deposits                             40            33
         Accrued expenses                                     247           365
         Notes payable-related parties                        186           186
         Current portion of notes payable                      66            85
                                                           ------        ------
                  Total current liabilities                   559           839

         Line of credit                                       942           942
         Notes payable, less current portion                  657           660
                                                           ------        ------
                  Total Liabilities                         2,158         2,441
                                                           ------        ------

Commitments and contingencies

Stockholders' equity:
  Redeemable preferred stock, 9.5%,$10 par value
   1,000,000 authorized: 37,800 shares issued
   and outstanding                                            378           378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,327,785 and 3,327,785
   shares issued and outstanding                            4,871         4,871
  Retained earnings                                           521           550
                                                           ------        ------
                  Total Stockholders' Equity                5,770         5,799
                                                           ------        ------

                                                           $7,928        $8,240
                                                           ======        ======


                 See notes to consolidated financial statements

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         2000       1999       2000       1999
                                       -------    -------    -------    -------
REVENUES:
         Sales                         $ 1,169    $ 1,137    $ 2,480    $ 2,444
         Pawn service charges              935      1,053      1,946      2,073
         Other income                       14         21         28         43
                                       -------    -------    -------    -------

         Total Revenues                  2,118      2,211      4,454      4,560
                                       -------    -------    -------    -------

COST OF SALES AND EXPENSES:
         Cost of sales                     954        886      1,967      1,912
         Operations                        763        881      1,632      1,733
         Administration                    286        267        540        512
         Depreciation and
          amortization                      79         86        164        171
                                       -------    -------    -------    -------

         Total Cost of Sales
           and Expenses                  2,082      2,120      4,303      4,328
                                       -------    -------    -------    -------

INCOME FROM OPERATIONS                      36         91        151        232
                                       -------    -------    -------    -------

OTHER (EXPENSES)
         Interest                          (66)       (30)      (134)       (62)
         Loss on disposal
           of fixed assets                 (19)      --          (19)      --
                                       -------    -------    -------    -------

         Total other (expenses)            (85)       (30)      (153)       (62)
                                       -------    -------    -------    -------

INCOME (LOSS) BEFORE INCOME TAXES          (49)        61         (2)       170

PROVISION (BENEFIT) FOR INCOME TAXES        (7)        24          9         56
                                       -------    -------    -------    -------

NET INCOME (LOSS)                          (42)        37        (11)       114

DIVIDENDS ON PREFERRED STOCK                (7)        (9)       (18)       (18)
                                       -------    -------    -------    -------

EARNINGS (LOSS) AVAILABLE
 FOR COMMON STOCKHOLDERS               $   (49)   $    28    $   (29)   $    96
                                       =======    =======    =======    =======

EARNINGS (LOSS) PER COMMON SHARE       $  (.02)   $   .01    $  (.01)   $  0.03
                                       =======    =======    =======    =======

EARNINGS (LOSS) PER COMMON SHARE,
 ASSUMING DILUTION                     $  (.02)   $  0.01    $  (.01)   $  0.03
                                       =======    =======    =======    =======

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
  OUTSTANDING                            3,328      3,686      3,328      3,686
                                       =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING,
 ASSUMING DILUTION                       3,328      3,765      3,328      3,745
                                       =======    =======    =======    =======

                 See notes to consolidated financial statements

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
         Net income (loss)                                   $   (11)   $   114
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Loss on disposal of fixed assets                         19       --
         Depreciation and amortization                           164        171
         Deferred income taxes                                    15          1
         Changes in:
           Service charges receivable                             62        (53)
           Inventory                                            (277)       (30)
           Accounts receivable                                    17         14
           Income taxes receivable                                (7)        55
           Prepaid expenses and other                             21       (180)
           Accounts payable                                     (150)       (20)
           Accrued expenses                                     (118)      (115)
           Customer layaway deposits                               7          8
                                                             -------    -------

           Net Cash (Used) Provided by Operating Activities     (258)       (35)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Pawn loans made                                      (3,995)    (4,649)
         Pawn loans repaid                                     2,733      3,040
         Pawn loans forfeited                                  1,533      1,328
         Purchase of property and equipment                      (49)       (72)
                                                             -------    -------

          Net cash (used) Provided by Investing Activities       222       (353)
                                                             -------    -------

CASH FLOWS (TO) FINANCING ACTIVITIES:
         Dividends paid                                          (18)       (18)
         Payments on notes payable and long-term debt            (22)       (49)
         Payments on notes payable-related parties              --          (51)
                                                             -------    -------

          Net Cash (Used) by Financing Activities                (40)      (118)
                                                             -------    -------
NET (DECREASE)INCREASE IN CASH                                   (76)      (506)

CASH, beginning of period                                        514        831
                                                             -------    -------

CASH, end of period                                          $   438    $   325
                                                             =======    =======




SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                   $   119    $    58
                                                             =======    =======

                 See notes to consolidated financial statements

                                 U.S. PAWN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed consolidated financial statements (the "financial statements") include the accounts of U.S. Pawn, Inc. and its subsidiaries (the "Company"). All material inter-company transactions have been eliminated upon consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - INCOME TAXES
---------------------
The provision for income taxes has been recorded based upon the Company's estimate of the expected annualized effective tax rate for each interim period presented. Deferred income taxes have been recorded in accordance with generally accepted accounting principles under SFAS 109.

NOTE 3 - EARNING PER COMMON SHARE
---------------------------------
Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

NOTE 4 - CONTINGENCIES
----------------------
The Company is party to a number lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

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

Business Strategy
-----------------
The concentration of multiple pawn shops may achieve economies of scale in supervision, improve market penetration, enhance name recognition and reinforce market programs. Currently the Company has 85% of its store locations clustered in the Denver, Colorado Metropolitan Area ("Denver"). The Company intends to analyze the markets in which it currently operates and may decide to expand or contract its current market areas or enter new markets in furtherance of its operating strategies.

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

Merger Agreement and Termination
--------------------------------
On November 10, 1998, the Company entered into a non-binding letter of intent to acquire Cash-N-Pawn International, Ltd. ("CNP"), a Minneapolis, Minnesota based pawn shop operator with a total of ten locations in three states. On May 6, 1999, the Company and CNP entered into an agreement and plan of merger, which was subsequently terminated by mutual consent on October 4, 1999.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 ("2000Q" and "2000", respectively) Compared to Three and Six Months Ended June 30, 1999 ("1999Q" and "1999", respectively)

Revenues
--------
Total revenues for 2000Q and 2000 decreased 4% and 2% to $2,118,000 and $4,454,000 from $2,211,000 and $4,560,000 for 1999Q and 1999, respectively. The decrease in revenues is primarily due to a drop in pawn service charges to $935,000 and $1,946,000 from $1,053,000 and $2,073,000, respectively, during
2000 as compared to 1999. As a percentage of total revenues, merchandise sales represented 55% and pawn service charges were 44%, respectively, during the 2000 reporting periods. This revenue mix is consistent with the Company's expectations and generally comparable to 1999. During 2000, the Company encountered intense competition from other pawn shops for pawn loan customers and in the sales of merchandise from other pawn shops, thrift shops and general retail businesses.

Merchandise Sales
-----------------
During the 2000 reporting periods, store operations generated merchandise sales of $1,169,000 and $2,480,000 as compared to $1,137,000 and $2,444,000 during
1999. For the 2000 reporting periods, the Company's annualized inventory turnover rate was 1.6 and 1.7 times with a gross profit margin on sales of 18.4% and 20.7% as compared to 2.0 and 2.1 times with gross profit margin on sales of 22.1% and 21.8% for the 1999 reporting periods. The Company expects its annualized inventory turnover rate to approximate 2.5 times and to produce gross margins on sales of 20% or higher for 2000.

Pawn Service Charges
--------------------
During the 2000 reporting periods, store operations generated pawn service charges of $935,000 and $1,946,000 as compared to $1,053,000 and $2,073,000 for the 1999 periods. During 2000, the Company's pawn loan balance outstanding decreased $271,000 or 9.6% to $2,557,000 from $2,828,000 at December 31, 1999.
Based on historical comparisons (e.g., during the comparable 1999 six month period, the Company's pawn loan balance outstanding increased 10%), such a decrease was not anticipated for 2000.

New pawn loans written decreased by $654,000 or 14% during 2000 as compared to 1999. Management believes that the decrease in new pawn loans written is due primarily to the strong overall economy in Colorado (which may have had the effect of dampening the demand for pawn loans) and increased competition for pawn loan customers.

Management is analyzing available market data and selecting strategies designed to increase the number of pawn loans written. Management is hopeful that demand for pawn loans will increase during the remainder of fiscal 2000. The Company's annualized pawn service charge on average pawn loans outstanding during 2000 equaled 145% as compared to 143% for 1999.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) was 36% for 2000 as compared to 30% for 1999. The Company's forfeiture rate is believed to be comparable within the pawn shop industry, and is meeting the Company's expectations. The Company plans to utilize an aggressive loan policy which provides for slightly higher loan to value ratios than competing pawn shops in an effort to attract more pawn customers. The Company plans to emphasize this loan strategy for the reasonably foreseeable future and anticipates the forfeiture rate to approximate 35% for Fiscal 2000.

Total Cost of Sales and Expenses
--------------------------------
Total cost of sales and expenses for the 2000 reporting periods decreased slightly to $2,082,000 and $4,303,000 as compared to $2,120,000 and $4,328,000 for the 1999 reporting periods. As a percentage of total revenues, total cost of sales and expenses for the 2000 reporting periods were 98% and 97% as compared to 96% and 95% for 1999 reporting periods.

Operating Expenses
------------------
Operating expenses decreased by $118,000, or 13%, and $101,000, or 6%, during the 2000 reporting periods as compared to the 1999 reporting periods. As a percentage of total revenues, operating expenses decreased to 36% and 37% for the 2000 reporting periods as compared to 40% and 38% for the 1999 reporting periods, respectively. The decrease in operating expenses as a percentage of revenues for 2000 is primarily attributable to a decrease in accrued lease obligations for a store closure and a decrease in store personnel costs for 2000Q.

Administration
--------------
Administrative overhead increased during the 2000 reporting periods by $19,000, or 7%, and $28,000, or 5% as compared to the 1999 reporting periods. As a percentage of total revenues, administrative overhead increased to 14% and 12% for the 2000 reporting periods from 12% and 11% as compared to the 1999 reporting periods. The increase in administrative overhead is due primarily to market adjustments in middle management salaries and related employee benefits during 2000 as compared to 1999.

Depreciation and Amortization Expense
-------------------------------------
Depreciation and amortization expense decreased slightly during the 2000 reporting periods as compared to the 1999 reporting periods as various depreciable assets reached their estimated useful lives and became fully amortized to expense.

Other Expense
-------------
Interest expense for the 2000 reporting periods increased by $36,000 and $72,000 as compared to the 1999 reporting periods. During 2000, the Company's outstanding balance on its revolving bank line of credit was $942,000. No such bank debt was outstanding during 1999.

Operating Results
-----------------
Income (loss) from operations before income taxes for the 2000Q decreased by $110,000 to a loss of $(49,000) from income of $61,000 as compared to 1999Q. Income (loss) from operations before income taxes for the 2000 decreased by $170,000 to a loss of $(2,000) from income of $170,000 as compared to 1999. After accounting for the effects of income taxes and preferred dividends, earnings (loss) attributable to common stockholders for the 2000 reporting periods was $(49,000) and $(29,000) as compared to $28,000 and $96,000 as compared to the 1999 reporting periods.

Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share for the 2000 reporting periods equaled $(0.02) and $(0.01) as compared to $0.01 and $0.03 for the 1999 reporting periods. The number of common shares outstanding decreased by 357,625 from June 30, 1999 to June 30, 2000 as a result of the issuance of 875 shares from the exercise of employee stock options and the repurchase of 358,500 common shares by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
---------------
Working capital increased to $5,763,000 at June 30, 2000 from $5,691,000 at December 31, 1999. Total assets decreased during 2000 by $312,000 mainly due to decreases in cash, service charges receivable, pawn loans, property, equipment and intangible assets. Total liabilities decreased by $283,000 at June 30, 2000 to $2,158,000 from $2,441,000 at December 31, 1999 mainly due to decreases in accounts payable and other accrued expenses. Total stockholders' equity decreased during 2000 by $29,000 as a result of losses, net of income taxes and preferred dividends.

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

Currently, the Company has no plans to expand its operating base. The Company expects to meet its on-going working capital needs with internally generated funds, debt and/or equity offerings if needed and lines of credit. There can be no assurance however, that such debt or equity offerings and lines of credit will be available to the Company.

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

Profitability vs. Liquidity
---------------------------
The profitability and liquidity of the Company is affected by the amount of the Company's outstanding pawn loans, which in turn is affected in part by the Company's pawn loan decisions. The Company is generally able to influence the frequency of pawn loan redemptions and forfeitures of pawn loan collateral by increasing or decreasing the amount loaned in relation to the estimated resale value of the pledged property. A more conservative loan policy, i.e., smaller loans in relation to the pledged property's estimated resale value, generally results in fewer and smaller transactions being entered into, a decrease in the Company's aggregate pawn loan balance and a decrease in pawn service charge income. However, smaller pawn loans also tend to increase pawn loan redemptions and improve the Company's liquidity. A conservative pawn loan policy also tends to decrease the cost of merchandise inventory, thereby improving the margins possible through resale of forfeited pawn loan collateral. Conversely, a more aggressive pawn loan policy which provides for larger pawn loans in relation to the estimated resale value of the pledged property generally results in increased pawn service charge income, but also tends to increase pawn loan forfeitures, thereby increasing the quantity of inventory on hand and, unless the Company is able to increase inventory turns, reducing the Company's liquidity.

Unprecedented and/or unexpected pawn loan demand tends to drain liquidity reserves, and if other external sources of working capital are unavailable, the implementation of a more conservative pawn loan policy and increasing inventory turns will generate cash at the expense of profitability if not optimally balanced.

Inflation
---------
The Company does not believe that inflation has had a material effect on the Company's results of operations.

Seasonality
-----------
The Company's pawn loan demand and sales follow slight seasonal trends. Sales are generally highest during the fourth calendar quarter of the year, while pawn loan demand is general lower during the first and second calendar quarters than during the third and fourth calendar quarters.


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


Date: August 14, 2000                          U.S. PAWN, INC.
                                               ---------------
                                               (Registrant)


                                               /s/ Charles C. Van Gundy
                                               ------------------------
                                               Charles C. Van Gundy
                                               President
                                               Chief Executive Officer
                                               Chief Financial Officer
                                               (Principal Accounting Officer)