Form 10QSB
period 2000-09-30
U S PAWN INC
filed 2000-11-13
CIK 844789

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

                         Commission file number: 0-18291


                                 U.S. PAWN, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


                     Colorado                                   84-0819941
          -----------------------------                       ----------------
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

Common Stock, No Par Value, 3,327,785 shares as of November 10, 2000.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        U.S. PAWN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands, except share data)

                                     Assets

                                                       September  December
                                                       30, 2000   31, 1999
                                                        -------    -------
Current Assets:
         Cash                                           $   543    $   514
         Service charges receivable                         332        476
         Pawn loans                                       2,292      2,828
         Accounts receivable, net                            11         27
         Income taxes receivable                            219        224
         Deferred income taxes                             --           58
         Inventory, net                                   2,313      2,147
         Prepaid expenses and other                         244        256
                                                        -------    -------
                  Total current assets                    5,954      6,530

Property and equipment, at cost, net                      1,224      1,406
Intangible assets, net                                      251        285
Other assets                                                 19         19
                                                        -------    -------
                                                        $ 7,448    $ 8,240
                                                        =======    =======

                      Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                               $    19    $   170
         Customer layaway deposits                           36         33
         Accrued expenses                                   226        365
         Accrued losses on discontinued operations        2,291       --
         Notes payable-related parties                       50        186
         Current portion of notes payable                    55         85
                                                        -------    -------
                  Total current liabilities               2,677        839

         Line of credit                                     942        942
         Notes payable, less current portion                655        660
                                                        -------    -------
                  Total Liabilities                       4,274      2,441
                                                        -------    -------

Commitments and contingencies

Stockholders' equity:
  Redeemable preferred stock, 9.5%,$10 par value
   1,000,000 authorized: 37,800 shares issued
   and outstanding                                          378        378
  Common stock, no par value, 30,000,000 shares
   authorized; 3,327,785 and 3,327,785
   shares issued and outstanding                          4,865      4,871
  Accumulated earnings (deficit)                         (2,069)       550
                                                        -------    -------
                  Total Stockholders' Equity              3,174      5,799
                                                        -------    -------
                                                        $ 7,448    $ 8,240
                                                        =======    =======


                 See notes to consolidated financial statements

                                 U.S. PAWN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (Amounts in thousands, except per share data)

                                    Three Months Ended    Nine Months Ended
                                      September 30,          September 30,
                                    ------------------    ------------------
                                       2000       1999       2000       1999
                                    -------    -------    -------    -------
REVENUES:
 Sales                              $ 1,363    $ 1,245    $ 3,843    $ 3,689
 Pawn service charges                   922      1,074      2,868      3,147
 Other income                            12         13         40         56
                                    -------    -------    -------    -------
Total Revenues                        2,297      2,332      6,751      6,892
                                    -------    -------    -------    -------
COST OF SALES AND EXPENSES:
 Cost of sales                        1,292      1,015      3,259      2,927
 Operations                             811        846      2,443      2,579
 Administration                         281        290        821        803
 Depreciation and
  amortization                           83         86        247        257
                                    -------    -------    -------    -------
Total Cost of Sales
  and Expenses                        2,467      2,237      6,770      6,566
                                    -------    -------    -------    -------
INCOME (LOSS) FROM OPERATIONS          (170)        95        (19)       326
                                    -------    -------    -------    -------
OTHER (EXPENSES)
 Interest                               (66)       (37)      (200)       (98)
 Loss on settlement
  of contract                          --         (339)      --         (339)
 Loss on disposal
  of fixed assets                      --         --          (19)      --
                                    -------    -------    -------    -------
Total other (expenses)                  (66)      (376)      (219)      (437)
                                    -------    -------    -------    -------
LOSS BEFORE INCOME TAXES               (236)      (281)      (238)      (111)

INCOME TAXES (BENEFIT)                   50        (98)        63        (42)
                                    -------    -------    -------    -------
LOSS FROM OPERATIONS                   (286)      (183)      (301)       (69)
                                    -------    -------    -------    -------
DISCONTINUED OPERATIONS
 Loss from operations of
  discontinued segment                 (485)      --         (485)      --
 Loss on disposal of
  discontinued segment               (1,806)      --       (1,806)      --
                                    -------    -------    -------    -------
Total discontinued operations        (2,291)      --       (2,291)      --
                                    -------    -------    -------    -------
NET LOSS                             (2,577)      (183)    (2,592)       (69)
                                    -------    -------    -------    -------
DIVIDENDS ON PREFERRED STOCK             (9)        (9)       (27)       (27)
                                    -------    -------    -------    -------
LOSS ATTRIBUTABLE
 TO COMMON STOCKHOLDERS             $(2,586)   $  (192)   $(2,619)   $   (96)
                                    =======    =======    =======    =======
LOSS PER COMMON SHARE
 ON OPERATIONS                      $  (.09)   $  (.05)   $  (.09)   $  (.02)
                                    =======    =======    =======    =======
LOSS PER COMMON SHARE ON
 DISCONTINUED OPERATIONS            $  (.69)   $  --      $  (.69)   $  --
                                    =======    =======    =======    =======
NET LOSS PER COMMON SHARE           $  (.78)   $  (.05)   $  (.79)   $  (.05)
                                    =======    =======    =======    =======
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                   3,328      3,686      3,328      3,686
                                    =======    =======    =======    =======


                 See notes to consolidated financial statements


                                          U.S. PAWN, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                      (Amounts in thousands)

                                                                       Nine Months Ended Sept 30,
                                                                          2000            1999
                                                                       ---------        ------

CASH FLOWS (TO) OPERATING ACTIVITIES:
         Net income (loss)                                             $(2,592)         $   (69)
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Discontinued operations                                         2,291              --
         Loss on disposal of fixed assets                                   19              --
         Depreciation and amortization                                     247              257
         Deferred income taxes                                              58              (22)
         Changes in:
           Service charges receivable                                      144              (84)
           Inventory                                                      (166)            (337)
           Accounts receivable                                              16               12
           Income taxes receivable                                           5              (21)
           Prepaid expenses and other                                       12             (122)
           Accounts payable                                               (151)              18
           Accrued expenses                                               (139)             (97)
           Customer layaway deposits                                         3                8
                                                                       -------          -------
           Net Cash (Used) by Operating Activities                        (253)            (457)
                                                                       -------          -------
CASH FLOWS (TO) FROM INVESTING ACTIVITIES:
         Pawn loans made                                                (5,950)          (7,054)
         Pawn loans repaid                                               4,025            4,562
         Pawn loans forfeited                                            2,461            2,179
         Purchase of property and equipment                                (50)            (112)
                                                                       -------          -------
          Net cash Provided (Used) by Investing Activities                 486             (425)
                                                                       -------          -------
CASH FLOWS (TO) FROM FINANCING ACTIVITIES:
         Dividends paid                                                    (27)             (27)
         Issuance of notes payable and long-term debt                                       525
         Payments on notes payable and long-term debt                     (171)             (65)
         Issuance of notes payable-related parties                         --               100
         Payments on notes payable-related parties                         --               (51)
         Stock issuance costs                                               (6)             --
                                                                       -------          ------
          Net Cash Provided (Used) by Financing Activities                (204)             482
                                                                       -------          -------
NET (DECREASE)INCREASE IN CASH                                              29             (400)

CASH, beginning of period                                                  514              831
                                                                       -------          -------
CASH, end of period                                                    $   543          $   431
                                                                       =======          =======


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                             $   179          $    86
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

The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Certain amounts in the prior year's financial statements have been reclassified for comparative purposes to conform with the current year. These reclassification had no effect on results of operations or retained earnings as previously reported.

NOTE 2 - DISCONTINUED OPERATIONS
During the three months ended September 30, 2000, the Company's Board of Directors (the "Board") adopted a plan to divest itself of its pawn assets (the "Plan"). The Plan contemplates the disposal of substantially all of the Company's assets in exchange for cash, the payment of all its liabilities from the proceeds of the disposal of its assets, and a merger with a non-pawnshop operating company. The Board identified and selected U.S. Remodelers, Inc. ("USRM") as a merger candidate. The Company entered into a letter of intent to merge USRM into a wholly owned subsidiary of the Company subject to, among other conditions, the disposal of the Company's assets as contemplated in the Plan. On September 29, 2000, the Company entered into an asset purchase agreement to sell substantially all of its assets (the "Asset Sale") to an unaffiliated third party. On the same date, the Company and the buyer entered into a management agreement under which the buyer agreed to manage the Company's pawn shop operations beginning on October 1, 2000 and until the earlier of the consummation of the Asset Sale or March 31, 2001.

The accompanying unaudited financial statements reflect an estimated loss of $485,000 from operations from September 30, 2000 to the anticipated disposal date of December 31, 2000; and an estimated loss of $1,806,000 on disposal of the assets calculated as of the anticipated disposal date of December 31, 2000.

NOTE 3 - INCOME TAXES The provision for income taxes has been recorded based upon the Company's estimate of the expected annualized effective tax rate for each interim period presented. Deferred income taxes have been recorded in accordance with generally accepted accounting principles under SFAS 109. The Company's deferred tax assets of $1,032,000 have been fully allowed for at September 30, 2000.

NOTE 4 - CONTINGENCIES
The Company is party to a number lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

NOTE 5 - SUBSEQUENT EVENTS
On November 3, 2000, the Company and USRM executed a definitive Agreement and Plan of Merger (the "Merger"). Pursuant to the Merger, the Company will issue shares of its common stock in exchange for all of the outstanding common stock of USRM. The number of shares of the Company will issue in the Merger will depend primarily upon the amount of cash, as defined in the agreement, held by the Company on the date the merger is finalized.

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

Plan to Discontinue Pawn Operations
During the three months ended September 30, 2000, the Company's Board of Directors (the "Board") adopted a plan to divest itself of its pawn assets (the "Plan"). The Plan contemplates the disposal of substantially all of the Company's assets in exchange for cash, the payment of all its liabilities from the proceeds of the disposal of its assets, and a merger with a non-pawnshop operating company. The Board identified and selected U.S. Remodelers, Inc. ("USRM") as such a merger candidate. USRM is a Dallas, Texas based privately held company which is engaged, through direct consumer marketing, in the design, manufacture and installation of specialty home improvement products. As a result of negotiations with USRM, the Company entered into a letter of intent to merge USRM into a wholly owned subsidiary of the Company subject to, among other conditions, the disposal of the Company's assets as contemplated in the Plan. On September 29, 2000, the Company entered into an asset purchase agreement to sell substantially all of its assets (the "Asset Sale") to Pawn-One, Inc., a privately held company based in Wheatridge, Colorado. On the same date, the Company and Pawn-One, Inc. entered into a management agreement under which Pawn-One, Inc. agreed to manage the Company's pawn shop operations beginning on October 1, 2000 and until the earlier of the consummation of the Asset Sale or March 31, 2001.

On November 3, 2000, the Company and USRM executed a definitive Agreement and Plan of Merger (the "Merger"). Pursuant to the Merger, the Company will issue shares of its common stock in exchange for all of the outstanding common stock of USRM. The number of shares of the Company will issue in the Merger will depend primarily upon the amount of cash, as defined in the agreement, held by the Company on the date the merger is finalized. It is anticipated, but not assured, that following the closing of the contemplated merger, the current shareholders of the Company will own between 17% and 25% of the Company's common stock outstanding. The Asset Sale and the Merger are subject to certain conditions contained in the agreements including, without limitation, the approval of the Company's shareholders. Such shareholder approval will be solicited in a proxy statement to be sent to the Company's shareholders.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 ("2000Q" and "2000", respectively) Compared to Three and Nine Months Ended September 30, 1999 ("1999Q" and "1999", respectively)

Revenues
Total revenues for 2000Q and 2000 decreased 1.5% and 2.0% to $2,297,000 and $6,751,000 from $2,332,000 and $6,892,000 for 1999Q and 1999, respectively. The decrease in revenues is primarily due to a drop in pawn service charges to $922,000 and $2,868,000 from $1,074,000 and $3,147,000, respectively, during
2000 as compared to 1999. As a percentage of total revenues, merchandise sales represented 57% and pawn service charges were 42%, respectively, during the 2000 reporting periods as compared to 54% and 46% for 1999. This revenue mix is consistent with the Company's expectations. The increase in the percentage of total revenues from sales of merchandise is due to increased liquidation of aged inventories during the 2000Q. During 2000, the Company encountered intense competition from other pawn shops for pawn loan customers and in the sales of merchandise from other pawn shops, thrift shops and general retail businesses.

Merchandise Sales
During the 2000 reporting periods, store operations generated merchandise sales of $1,363,000 and $3,843,000 as compared to $1,245,000 and $3,689,000 during
1999. For the 2000 reporting periods, the Company's annualized inventory turnover rate was 2.2 and 2.0 times with a gross profit margin on sales of 5.2% and 15.2% as compared to 2.1 and 2.0 times with gross profit margin on sales of 18.5% and 20.7% for the 1999 reporting periods. The decrease in the gross profit percentage is due primarily to the liquidation of aged inventory at deep discounts in anticipation of the Asset Sale and Merger. The Company expects its annualized inventory turnover rate to approximate 2.75 times and to produce gross margins on sales of 10% or higher for 2000.

Pawn Service Charges
During the 2000 reporting periods, store operations generated pawn service charges of $922,000 and $2,868,000 as compared to $1,074,000 and $3,147,000 for the 1999 periods. During 2000, the Company's pawn loan balance outstanding decreased $536,000 or 18.9% to $2,292,000 from $2,828,000 at December 31, 1999.
Based on historical comparisons (e.g., during the comparable 1999 nine month period, the Company's pawn loan balance outstanding increased 11%), such a decrease was not anticipated for 2000.

New pawn loans written decreased by $1,104,000 or 16% during 2000 as compared to 1999. Management believes that the decrease in new pawn loans written is due primarily to the strong overall economy in Colorado ( which may have had the effect of dampening the demand for pawn loans) and increased competition for pawn loan customers.

Management is hopeful that demand for pawn loans will increase during the remainder of fiscal 2000. The Company's annualized pawn service charge on average pawn loans outstanding during 2000 equaled 149% as compared to 144% for 1999.

The forfeiture rate for pawn loans (calculated as total current period new loans plus previous period ending loan balance minus current period ending loan balance in relationship to total forfeited amount during the period) was 38% for 2000 as compared to 32% for 1999. The Company's forfeiture rate is believed to be comparable within the pawn shop industry, and is meeting the Company's expectations. The Company anticipates the forfeiture rate to approximate 37% for Fiscal 2000.

Total Cost of Sales and Expenses
Total cost of sales and expenses for the 2000 reporting periods increased to $2,467,000 and $6,770,000 as compared to $2,237,000 and $6,566,000 for the 1999 reporting periods. As a percentage of total revenues, total cost of sales and expenses for the 2000 reporting periods were 107% and 102% as compared to 96% and 95% for 1999 reporting periods. The increase in total costs and expenses as a percentage of total revenues is due primarily to increased cost of sales as a result of the liquidation of aged inventory during the 2000Q.

Operating Expenses
Operating expenses decreased by $35,000, or 4%, and $136,000, or 5%, during the 2000 reporting periods as compared to the 1999 reporting periods. As a percentage of total revenues, operating expenses decreased to 35% and 36% for the 2000 reporting periods as compared to 36% and 37% for the 1999 reporting periods, respectively. The decrease in operating expenses as a percentage of revenues for 2000 is primarily attributable to a decrease in accrued lease obligations for a store closure and a decrease in store personnel costs during the 2000 reporting periods.

Administration
Administrative overhead decreased during the 2000Q by $9,000, or 3% and increased during 2000 by $18,000, or 2% as compared to the 1999 reporting periods. As a percentage of total revenues, administrative overhead remained at 12% for the 2000 reporting periods as compared to the 1999 reporting periods. The increase in administrative overhead is due primarily to market adjustments in middle management salaries and related employee benefits during 2000 as compared to 1999.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased slightly during the 2000 reporting periods as compared to the 1999 reporting periods as various depreciable assets reached their estimated useful lives and became fully amortized to expense.

Other Expense
Interest expense for the 2000 reporting periods increased by $29,000 and $102,000 as compared to the 1999 reporting periods. During 2000, the Company's outstanding balance on its revolving bank line of credit was $942,000. No such bank debt was outstanding during 1999.

Loss Before Income Taxes (Results from Continuing Operations)
Loss from operations before income taxes for the 2000Q decreased by $45,000 to a loss of $(236,000) from a loss of $(281,000) as compared to 1999Q. Loss from operations before income taxes for 2000 increased by $127,000 to a loss of $(238,000) from a loss of $(111,000) as compared to 1999. After accounting for the effects of income taxes, loss from operations for the 2000 reporting periods was $(286,000) and $(301,000) as compared to $(183,000) and $(69,000)as compared to the 1999 reporting periods.

Discontinued Operations
Loss on operations of discontinued operations was $(485,000), net of any estimated realizable tax effects, due to the Company's implementation of its plan to divest itself of its pawn operations. Loss on disposal of discontinued operations was $(1,806,000), net of any estimated realizable tax effects, due to the Company's implementation of its plan to divest itself of its pawn operating assets.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital
Working capital decreased to $3,277,000 at September 30, 2000 from $5,691,000 at December 31, 1999. Total assets decreased during 2000 by $792,000 mainly due to decreases in service charges receivable, pawn loans, property, equipment and intangible assets. Total liabilities increased by $1,833,000 at September 30, 2000 to $4,274,000 from $2,441,000 at December 31, 1999 mainly due to the accrual of operating losses and estimated loss on disposal of discontinued operations, offset by decreases in accounts payable, other accrued expenses and repayments of long-term debt. Total stockholders' equity decreased during 2000 by $2,625,000 as a result of losses, net of income taxes and preferred dividends.

The Company's operations have been financed from funds generated from operations, bank borrowing, private borrowing, and public offerings. During 2000, the Company raised sufficient capital to satisfy its capital requirements.

On August 26, 1999, the Company entered into an agreement for a revolving bank line of credit totaling $2,500,000. The agreement matures on August 26, 2001. As of the date of this report, the outstanding principal balance owing under this credit facility was $942,000. Management intends to repay this obligation from the proceeds of the disposal of its pawn operating assets.

The private borrowings which comprise $542,000 of the total liabilities are due in 2000 through 2002. Management intends to repay these obligations from the proceeds of the disposal of its pawn operating assets.

The Company expects to meet its on-going working capital needs with internally generated funds.

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

Recently Issued Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

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

ITEM 5.  Other information

None.

ITEM 6.  Exhibits and reports on Form 8-K

(a)  Exhibit #27.1 Financial Data Schedule.

(b) Reports on Form 8-K: On October 13, 2000, the Company filed a Form 8-K reporting under Item 2 the disposition of substantially all of its assets to Pawn-One, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: November 10, 2000                     U.S. PAWN, INC.
                                          -------------------
                                             (Registrant)


                                          By: /s/  Charles C. Van Gundy
                                             -----------------------------------
                                                  Charles C. Van Gundy
                                                  President
                                                  Chief Executive Officer
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)