Form 10-Q
period 2001-03-31
US HOME SYSTEMS INC /TX
filed 2001-05-09
CIK 844789

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 2001
                        COMMISSION FILE NUMBER 0-18291

                            U.S. HOME SYSTEMS, INC.
           (Name of Small Business Issuer Specified in Its Charter)

              Delaware                                           75-2922239
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

750 State Highway 121 Bypass, Suite 170                             75067
           Lewisville, Texas                                      (Zip Code)
(Address of Principal Executive Offices)

                                (214) 488-6300
               (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.001 Par Value, 4,902,646 shares as of March 31, 2001.

================================================================================

                                     INDEX

                                                                                               Page
                                                                                               ----

                                   PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.................................................................   3
          Consolidated Balance Sheets - March 31, 2001 and December 31, 2000...................   3
          Consolidated Statements of Operations - Quarterly periods ended March 31, 2001
             and March 31, 2000................................................................   4
          Consolidated Statements of Stockholders' Equity - Three-month period ended
             March 31, 2001....................................................................   5
          Consolidated Statements of Cash Flows - Three-month periods ended March 31, 2001
             and March 31, 2000................................................................   6
          Notes to Consolidated Financial Statements...........................................   7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations........................................................................  11

                                     PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................  14

Item 2.   Changes In Securities................................................................  14

Item 4.   Submission of Matters to a Vote of Security Holders..................................  14

Item 6.   Exhibits and Reports on Form 8K......................................................  15

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            U.S. Home Systems, Inc.
                          Consolidated Balance Sheets
                                  (unaudited)

                                                                              March 31, 2001          December 31, 2000
                                                                              --------------          -----------------
Assets
Current assets:
 Cash and cash equivalents                                                      $3,921,838               $2,371,347
 Accounts receivable, net of allowance for doubtful accounts of
  $37,155 and $33,000 at March 31, 2001 and December 31, 2000,
  respectively                                                                   1,454,810                  774,736
 Income tax receivable                                                             392,940                        -
 Notes receivable                                                                  300,000                        -
 Commission advances                                                               309,910                  332,815
 Inventory                                                                       1,074,810                1,289,485
 Prepaid expenses                                                                  319,517                  180,151
 Deferred income taxes                                                              78,091                   78,091
                                                                              -----------------------------------------

Total current assets                                                             7,851,916                5,026,625

Property, plant, and equipment, net                                              1,738,429                1,777,910
Other assets                                                                       204,257                  248,487
                                                                              -----------------------------------------
Total assets                                                                    $9,794,602               $7,053,022
                                                                              =========================================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                               $1,233,556               $  877,057
 Customer deposits                                                                 866,046                  767,087
 Accrued wages, commissions, and bonuses                                           666,513                  612,496
 Federal, state, and local taxes payable                                           379,086                  342,133
 Current portion of long-term debt                                                 161,125                  164,192
 Current portion of long-term capital lease obligations                            121,591                  134,974
 Other accrued liabilities                                                         509,280                  490,903
                                                                              -----------------------------------------
Total current liabilities                                                        3,937,197                3,388,842

Long-term debt, net of current portion                                             314,973                  364,191
Long-term capital lease obligations, net of current portion                        513,911                  539,655

Commitments and contingencies

Mandatory redeemable preferred stock - $0.01 par value, 48,000
 shares issued and outstanding, liquidation value $10 per share                    480,000                  480,000

Stockholders' equity:
 Preferred stock - $0.01 par value, 100,000 shares authorized,
 48,000 mandatory redeemable preferred shares outstanding                                -                        -
 Preferred stock - $0.001 par value, 1,000,000 shares
  authorized, no shares outstanding                                                      -                        -
 Common stock - $0.001 par value, 30,000,000 shares authorized,
  4,902,646 shares issued and outstanding at March 31, 2001                          4,903                        -
 Common stock - $0.01 par value, 14,900,000 shares authorized,
 833,333 shares issued and outstanding at December 31, 2000                              -                    8,333
 Additional capital                                                              3,712,845                1,836,171
 Retained earnings                                                                 830,773                  435,830
                                                                              -----------------------------------------
Total stockholders' equity                                                       4,548,521                2,280,334
                                                                              -----------------------------------------
Total liabilities and stockholders' equity                                      $9,794,602               $7,053,022
                                                                              =========================================

See accompanying notes.

                            U.S. Home Systems, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)


                                                                                        Three-months ended
                                                                                             March 31
                                                                                   2001                     2000
                                                                              ------------------------------------

Contract revenue and commission fee income                                      $9,942,461               $9,479,813
Cost of goods sold                                                               4,330,982                4,468,107
                                                                              -------------------------------------
Gross profit                                                                     5,611,479                5,011,706

Operating expenses:
 Branch operating                                                                  391,770                  382,389
 Sales and marketing                                                             3,554,773                3,273,728
 License fees                                                                      215,339                  148,383
 General and administrative                                                        786,776                  690,062
                                                                              -------------------------------------
Income from operations                                                             662,821                  517,144

Other income (expenses), net                                                         5,989                  (55,414)
                                                                              -------------------------------------

Income before income taxes                                                         668,810                  461,730
Income taxes                                                                       261,867                    5,000
                                                                              ------------------------------------
Net income                                                                      $  406,943               $  456,730
                                                                              =====================================

Net income per common share - basic and diluted                                      $0.13                    $0.52
                                                                              =====================================
Weighted average shares                                                          2,958,419                  833,333
                                                                              =====================================

Pro-forma net income per common share:
Pro-forma net income per common share - basic and diluted                            $0.08                    $0.09
                                                                              =====================================
Pro-forma weighted average shares                                                4,902,646                4,902,646
                                                                              =====================================

See accompanying notes.

                            U.S. Home Systems, Inc.
          Consolidated Statements of Stockholders' Equity (unaudited)


                                        U.S. Home Systems         U.S. Remodelers
                                          Common Stock              Common Stock         Additional   Retained  Total Stockholders'
                                      Shares        Amount      Shares        Amount      Capital     Earnings        Equity
                              ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 -           -     3,333,333    $ 33,333    $1,811,171    $435,830    $2,280,334
 Accrued dividends -
 mandatory redeemable
  preferred stock                            -           -             -           -             -     (12,000)      (12,000)
 Capital of U.S. Home at time
  of merger                          3,327,785       3,328             -           -     2,100,578           -     2,103,906
 Reverse merger, exchange of
  shares                            16,282,800      16,283    (3,333,333)    (33,333)       17,050           -             -
 Reverse stock split               (14,707,939)    (14,708)            -           -        14,708           -             -
 Merger costs                                -           -             -           -      (230,662)          -      (230,662)
 Net income                                  -           -             -           -             -     406,943       406,943
                              ----------------------------------------------------------------------------------------------
Balance at March 31, 2001            4,902,646    $  4,903             -           -    $3,712,845    $830,773    $4,548,521
                              ==============================================================================================

See accompanying notes.

                            U.S. Home Systems, Inc.

                            U.S. Home Systems, Inc.
               Consolidated Statements of Cash Flows (unaudited)

                                                                                        Three-months ended
                                                                                              March 31
                                                                                   2001                     2000
                                                                       --------------------------------------------------

Operating Activities
Net income                                                                      $  406,943               $  456,730
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                     103,751                  107,861
  Changes in operating assets and liabilities:
   Accounts receivable                                                            (614,766)                (150,910)
   Inventory                                                                       214,675                 (201,861)
   Commission advances and prepaid expenses                                       (116,461)                (182,288)
   Accounts payable and customer deposits                                          455,458                  586,935
   Other assets and liabilities                                                     24,695                   32,915
                                                                       --------------------------------------------------
Net cash provided by operating activities                                          474,295                  649,382

Investing Activity
Purchases of property, plant, and equipment                                        (64,270)                  (1,282)
                                                                       --------------------------------------------------
Cash used in investing activity                                                    (64,270)                  (1,282)

Financing Activities
Proceeds from revolving line of credit and long-term borrowings                          -                   48,707
Principal payments on revolving line of credit, long-term debt,
 and capital leases                                                                (91,412)                (178,158)
Dividends on mandatory redeemable preferred stock                                   (2,277)                 (28,257)
Redemption of mandatory redeemable preferred stock                                       -                  (80,000)
Reverse merger, net of cash acquired                                             1,537,512                        -
Merger costs                                                                      (149,262)                       -
Payment of pre-merger liabilities                                                 (154,095)                       -
                                                                       --------------------------------------------------
Net cash provided by (used in) financing activities                              1,140,466                 (237,708)
                                                                       --------------------------------------------------

Net increase in cash and cash equivalents                                        1,550,491                  410,392
Cash and cash equivalents at beginning of period                                 2,371,347                2,236,281
                                                                       --------------------------------------------------
Cash and cash equivalents at end of period                                      $3,921,838               $2,646,673
                                                                       ==================================================

Supplemental Disclosure of Cash Flow Information
Interest paid                                                                   $   27,130               $   81,383
                                                                       ==================================================
Cash payments of income taxes                                                   $  228,150               $    5,356
                                                                       ==================================================

See accompanying notes.

                            U.S. Home Systems, Inc.

                   Notes to Consolidated Financial Statements


1.   Organization and Basis of Presentation

     U.S. Home Systems, Inc. (the Company) is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of quality specialty home improvement products. The Company's product lines include kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and vinyl replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "Century 21(TM) Cabinet Refacing" and "Century 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also conducts its business under the name "Facelifters(SM)."

     The accompanying interim consolidated financial statements of the Company and its subsidiaries as of March 31, 2001 and for the three-month periods ending March 31, 2001 and 2000 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form-10K-SB for the year ended December 31, 2000.

2.   Merger

     On February 13, 2001 U.S. Home Systems Inc., formerly known as U.S. Pawn, Inc. ("U.S. Pawn") completed a merger (the "Merger") of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. ("U.S. Remodelers") with U.S. Remodelers surviving as a wholly owned subsidiary of U.S. Home Systems, Inc. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn's pawnshop operations, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware, changed its name to U.S. Home Systems, Inc., and effected a reverse split of its common stock on the basis of one share for each four shares outstanding. Subsequent to the Merger, the Company succeeded to the business of U.S. Remodelers.

     The Merger agreement provided for certain indemnifications between the parties. In the event either party becomes obligated to indemnify the other party, and the amount of liability with respect thereto shall have been finally determined, the merger consideration shall be adjusted accordingly, provided, however, that U.S. Remodelers shall be entitled to satisfy the indemnifiable claim by paying the full amount of the claim in cash within ten days of the day on which the amount of liability with respect thereto has been finally determined.

     Pursuant to the terms of the Merger, the Company issued 4,045,700 shares (on a post-reverse-stock-split basis) of common stock to the shareholders of U.S. Remodelers, representing approximately 83% of the Company's outstanding common stock following the Merger. After the reverse stock split, the Company had 4,902,646 shares of common stock outstanding.

                            U.S. Home Systems, Inc.

                   Notes to Consolidated Financial Statements


2.   Merger (continued)

     Immediately prior to the Merger, U.S. Pawn was a non-operating public shell corporation and accordingly, the Merger was accounted for as a reverse acquisition of U.S. Pawn by U.S. Remodelers, which is similar to a recapitalization. The net assets of U.S. Pawn on the merger closing date were as follows:

               Cash                                               $1,537,512
               Accounts receivable                                    65,308
               Income tax receivable                                 392,940
               Notes receivable                                      300,000
                                                             -------------------
               Total assets                                       $2,295,760
                                                             ===================


               Accounts payable                                   $  101,627
               Accrued expenses                                       90,227
                                                             -------------------
               Total liabilities                                  $  191,854
                                                             ===================


               Net assets                                         $2,103,906
                                                             ==================

3.   Inventory

     Inventory consisted of the following:

                                               March 31      December 31
                                                 2001            2000
                                          ---------------------------------

          Raw materials                       $  618,174     $  683,456
          Work-in-progress                    $  456,636        606,029
                                          ---------------------------------
                                              $1,074,810     $1,289,485
                                          =================================

4.   Commitments and Contingencies

Revolving Credit Agreement
--------------------------

     The Company has an agreement with a financial institution that makes financing available to the Company's customers. The agreement provides the financial institution with the right of first refusal on all of the Company's customer credit applications. The customer executes a Revolving Credit Agreement with the lender and the lender pays the Company on completion of the installation. The Company's risk under the agreement is limited to its normal representations and warranties regarding material and workmanship.

Litigation
----------

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                            U.S. Home Systems, Inc.

                   Notes to Consolidated Financial Statements


4.   Commitments and Contingencies (continued)

Employment Agreements
---------------------

     The Company has employment agreements with certain of its officers. The agreements are for a one-year period with automatic one-year renewals unless terminated by the officer or the Company. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

5.   Income Taxes

     The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their bases for financial reporting purposes.

     For the three-months ended March 31, 2000, the Company's tax provision included an adjustment to its valuation allowance reflecting the utilization of the Company's NOL carryforward.

6.   Capitalization

     On February 13, 2001 U.S. Home Systems Inc. completed the Merger (see note
2). In connection with the Merger, the Company reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. After the reincorporation, the Company had authorized 30,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock.

     On February 15, 2001 the Company effected a reverse split of its common stock on the basis of one share for each four shares outstanding while maintaining 30,000,000 shares of common stock authorized for issuance. The financial statements have been retroactively restated giving effect to the reverse stock split.

     On April 23, 2001, the Company issued stock options to purchase an aggregate of 465,510 shares of common stock of the Company.

                            U.S. Home Systems, Inc.

                   Notes to Consolidated Financial Statements


7.   Earnings Per Share

     The following table sets forth the computation of earnings per share:

                                                                          Three-months ended
                                                                               March 31
                                                                        2001               2000
                                                          ------------------------------------------
Income applicable to common stockholders:
   Net income                                                        $  406,943       $ 456,730

     Accrued dividends - mandatory redeemable
          preferred stock                                               (12,000)        (22,667)
                                                          ------------------------------------------
Income applicable to common stockholders                             $  394,943      $  434,063
                                                          ==========================================

Weighted average shares outstanding - basic                           2,958,419         833,333
Effect of dilutive securities                                               502               -
                                                          ------------------------------------------

Weighted average shares outstanding - diluted                         2,958,921         833,333
                                                          ==========================================

Earnings per share - basic                                           $     0.13      $     0.52
                                                          ==========================================

Earnings per share - diluted                                         $     0.13      $     0.52
                                                          ==========================================


Pro-forma weighted average shares                                     4,902,646       4,902,646
                                                          ==========================================

Pro-forma earnings per share                                         $     0.08      $     0.09
                                                          ==========================================

Pro-forma earnings per share gives effect to the Merger as if it occurred at the beginning of the prior year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section includes forward-looking statements that reflect management's current views with respect to future operating performance and ongoing cash requirements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include, but are not specifically limited to: the Company's ability to generate a sufficient quantity of prospective customer leads; the Company's ability to retain its sales staffing levels; the Company's ability to recruit contractors to complete installations of sales orders; changes in the economic conditions of the various markets served by the Company; and the Company's ability to effectively manage growth and expand its product offerings to include other home improvement products. Readers are cautioned not to place undue reliance on these forward-looking statements.

     On February 13, 2001 U.S. Home Systems Inc. (the "Company"), formerly known as U.S. Pawn, Inc. ("U.S. Pawn") completed a merger (the "Merger") of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. ("U.S. Remodelers") with U.S. Remodelers surviving as a wholly owned subsidiary of U.S. Home Systems, Inc. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn's pawnshop operations which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware, changed its name to U.S. Home Systems, Inc., and effected a reverse split of its common stock on the basis of one share for each four shares outstanding. The Merger was accounted for at historical cost through a reverse acquisition by U.S. Pawn, which is similar to a recapitalization.

     Subsequent to the Merger, the Company succeeded to the business of U.S. Remodelers. In this respect, U.S. Home Systems, Inc. is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of quality specialty home improvement products. The Company's current product lines include kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and vinyl replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "Century 21(TM) Cabinet Refacing" and "Century 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also conducts its business under the name "Facelifters(SM)."

     To assist in understanding the Company's operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the three-month periods ending March 31, 2001 and 2000 respectively. The business of the Company is characterized by the need to continuously generate prospective customer leads, and in that respect, marketing and selling expenses constitute a substantial portion of the overall expense of the Company.

                                                                          Three-months ended
                                                                                March 31
                                                                        2001                 2000
                                                               ---------------------------------------

Contract revenues and fee income                                       100.0%               100.0%
Cost of goods sold                                                      43.6                 47.1
Gross profit                                                            56.4                 52.9
Operating expenses:
    Branch operating                                                     3.8                  4.0
    Sale and marketing                                                  35.8                 34.5
    License fees                                                         2.2                  1.6
    General and administrative                                           7.9                  7.3
Operating income                                                         6.7                  5.4
Other income (expense), net                                                -                  (.6)
Income (loss) before income taxes                                        6.7                  4.8
Income tax                                                               2.6                    -
Net income                                                               4.1                  4.8

Results of Operations

     Comparison of three-month period ended March 31, 2001 to the three-month period ended March 31, 2000. The Company recognizes revenue upon completion of each home improvement contract. In its customary installation cycle, new sales orders are completed in approximately 55 days from the date of sale. New sales orders were $10,475,000 in the three-month period ended March 31, 2001, as compared to $10,383,000 in the three-month period ended March 31, 2000. Contract revenues on completed orders were $9,882,000 for the three-month period ended March 31, 2001 as compared to $9,394,000 in the prior year period. The increase in contract revenues is principally due to revenues generated from bathroom remodeling products, a product line which the Company began selling in February 2000. Including bathroom remodeling products, the number of unit installations completed increased 6.9% over the prior year. Backlog of sales orders to be installed was $6,066,000 at March 31, 2001, as compared to $5,474,000 at December 31, 2000 and $6,183,000 at March 31, 2000. Fee income was $60,000 and $86,000 for the three-month periods ended March 31, 2001 and 2000, respectively.

     Gross profit was $5,611,000 or 56.4% of revenues for the three-month period ended March 31, 2001 as compared to $5,012,000 or 52.9% of revenues in the prior year period. The increase in gross profit margin as a percentage of revenues is primarily the result of improved materials yields in the Company's kitchen cabinet manufacturing operations, and a sales price increase that became effective in June 2000. In February 2000, the Company introduced its bathroom remodeling product line. Bathroom remodeling products typically have a lower gross profit margin than other products offered by the Company. Bathroom remodeling product revenues were approximately 5% of revenues in the current year period, and consequently had little effect on gross profit as a percentage of revenues.

     Operating expenses were approximately $4,949,000, or 49.8% of revenues in the three-month period ended March 31, 2001 as compared to $4,495,000, or 47.4% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

     Branch operating expenses were approximately $392,000, or 3.8% of revenues for the three-month period ended March 31, 2001 as compared to $382,000, or 4.0% of revenues in the prior year period. Branch operating expenses, which include costs associated with each of the Company's local branch facilities including rent, telecommunications, branch administration salaries and supplies, are primarily fixed in nature, and, as such, decreased as a percentage of revenues due to the increase in revenue during the period.

     The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company's principal marketing activities are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising and makes outbound calls to selected prospects. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, marketing expenses were approximately $1,881,000, or 18.9% of revenues for the three-month period ended March 31, 2001 as compared to $1,729,000, or 18.2% in the prior year period, and were 17.9% and 16.7% of new sales orders respectively. The increase of marketing expenses as a percentage of revenues and new sales orders is principally due to a larger mix of higher priced media sources, which in the aggregate, resulted in a 5% increase in the cost to acquire a new customer appointment as compared to the prior year period.

     Sales expenses, which consist primarily of commissions, sales manager salaries, travel and recruiting expenses, were $1,674,000, or 16.8% of revenues in the three-month period ended March 31, 2001 as compared to $1,545,000, or 16.3% in the prior year period. The increase in the dollar amount of sales expenses is due to sales commissions on higher revenues.

     License fees were $215,000, or 2.2% of revenues in the in the three-month period ended March 31, 2001 as compared to $148,000, or 1.6% in the prior year period. The increase in license fees is principally due to an increase in the license fee rate which became effective April 1, 2000

     General and administrative expenses were approximately $787,000 or 7.9% of revenues in the three-month period ended March 31, 2001 as compared to $690,000, or 7.3% in the prior year period. The increase in general and administrative expenses reflects increases in employee related expenses, including salaries, bonuses and health benefits, as well as higher expenses associated with a public entity consisting primarily of insurance, legal and accounting fees. .

     Other income (expense) consists primarily of interest expense offset by interest income. The Company retired certain debt during 2000 and reduced its interest expense by approximately $54,000 in the three-month period ended March 31, 2001 as compared to the prior year period.

     Income before taxes was approximately $669,000 for the three-month period ended March 31, 2001, an increase of 45% from $462,000 in the three-month period ended March 31, 2000. Income tax expense was $262,000 for the three-month period ended March 31, 2001 as compared to $5,000 in the prior year period. Income taxes in 2000 included the expected tax benefit associated with the realization of the Company's net operating loss carryforward.

Liquidity and Capital Resources

     The Company has historically financed its liquidity needs through a variety of sources including proceeds from the sale of common and preferred stock, borrowing under bank credit agreements, loans from its stockholders, and cash flows from operations.

     Cash generated from operations was $475,000 and $649,000 for the three-month periods ended March 31, 2001 and 2000, respectively.

     In February 2001 the Company completed the Merger. In connection with the Merger, the Company received approximately $1,538,000 in cash and other assets and liabilities, of $566,000, and paid merger expenses of $149,000.

     At March 31, 2001 the Company had $3,922,000 in cash and borrowing capacity under a revolving credit facility with a bank in the amount of $600,000. Based upon current financial resources, including existing lines of credit, the Company believes that it will have sufficient reserves to meet its anticipated working capital needs for the business as currently conducted for the next twelve months. However, the Company anticipates that it will need additional working capital to fund its business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair the Company's ability to achieve its business strategy. There can be no assurance that the Company will have sufficient funds or successfully achieve its plans to a level that will have a positive effect on its results of operations or financial condition. The ability of the Company to execute its growth strategy is contingent upon sufficient capital as well as other factors, including its ability to further increase consumer awareness of its products by advertising, its ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, its ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond the control of the Company. There can be no assurance that the Company's growth strategy will be successful, and there can be no assurance that such lack of success will not have a material adverse effect on the Company's financial condition.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Item 2.   Changes In Securities

     On February 13, 2001 U.S. Home Systems Inc., formerly known as U.S. Pawn, Inc. ("U.S. Pawn") completed a merger (the "Merger") of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. ("U.S. Remodelers") with U.S. Remodelers surviving as a wholly owned subsidiary of U.S. Home Systems, Inc. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn's pawnshop operations, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware, changed its name to U.S. Home Systems, Inc., and effected a reverse split of its common stock on the basis of one share for each four shares outstanding. Subsequent to the Merger, the Company succeeded to the business of U.S. Remodelers. After the reincorporation, the Company had authorized 30,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock.

     Pursuant to the terms of the Merger, the Company issued 4,070,700 shares (on a post-reverse-stock-split basis) of common stock in connection with the Merger. After the Merger and the reverse stock split, the Company had 4,902,646 shares of common stock outstanding.

     The Company relied upon the exemption under Section 4.2 of the Securities Act of 1933 in connection with the issuance of the shares of common stock in the Merger.

Item 4.   Submission of Matters to a Vote of Security Holders

     On January 12, 2001, the Company held a special meeting of its shareholders where upon the shareholders voted in favor of (1) the sale of substantially all of the U.S. Pawn's assets to Pawn-One, Inc.; (2) the Merger with U.S. Remodelers, Inc.; (3) the reincorporation of the Company in Delaware and the change of its name to U.S. Home Systems, Inc.; (4) the reverse split the Company's common stock on the basis of one share for each four shares outstanding; (5) the election of five new directors to replace the Company's directors; and (6) and the approval of a new stock option plan for the benefit of the Company's employees, officers, directors and consultants.

     These matters have been previously reported to the Commission in the Company's Proxy Statement dated December 18, 2000, and the Company's annual report on Form 10-KSB for the fiscal year ended

December 31, 2000 which was filed with the Commission on April 2, 2000, and are incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8K

     On February 13, 2001, the Company reported on Form 8K the completion of the Merger, and on April 6, 2001, the Company filed an amendment on Form 8K, which updated the original filing, including applicable financial statements.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 9, 2001 on its behalf by the undersigned, thereto duly authorized.

                                   U.S. HOME SYSTEMS, INC.


                                   By:           /s/ Murray H. Gross
                                      ----------------------------------------
                                      Murray H. Gross
                                      President and Chief Executive Officer