Form 10QSB
period 2001-06-30
US HOME SYSTEMS INC /TX
filed 2001-08-03
CIK 844789

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2001
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

     Common Stock, $0.001 Par Value, 4,902,646 shares as of June 30, 2001.


================================================================================

                                     INDEX

                                                                                                       Page
                                                                                                       ----
                                        PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.......................................................................   3

           Consolidated Balance Sheets - June 30, 2001 and December 31, 2000..........................   3

           Consolidated Statements of Operations - Three-month period ended June 30, 2001
             and June 30, 2000........................................................................   4

           Consolidated Statements of Operations - Six-month period ended June 30, 2001
             and June 30, 2000........................................................................   5

           Consolidated Statement of Stockholders' Equity - Six-month period ended
             June 30, 2001............................................................................   6

           Consolidated Statements of Cash Flows - Three-month period ended June 30, 2001
             and June 30, 2000........................................................................   7

           Consolidated Statements of Cash Flows - Six-month period ended June 30, 2001
             and June 30, 2000........................................................................   8

           Notes to Consolidated Financial Statements.................................................   9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......  14

                                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................   21

Item 2.    Changes In Securities.....................................................................   21

Item 4.    Submission of Matters to a Vote of Security Holders.......................................   21

Item 6.    Exhibits and Reports on Form 8K...........................................................   21

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            U.S. Home Systems, Inc.
                    Consolidated Balance Sheets (unaudited)

                                                                        June 30, 2001          December 31, 2000
                                                                   -----------------------  -----------------------
Assets
Current assets:
 Cash and cash equivalents                                                      $4,308,738               $2,371,347
 Accounts receivable, net of allowance for doubtful accounts of
  $34,990 and $33,000 at June 30, 2001 and December 31, 2000,
  respectively                                                                   1,004,363                  774,736
 Income tax receivable                                                             392,940                        -
 Notes receivable                                                                  276,667                        -
 Commission advances                                                               296,548                  332,815
 Inventory                                                                       1,213,433                1,289,485
 Prepaid expenses                                                                  273,113                  180,151
 Deferred income taxes                                                              78,091                   78,091
                                                                 --------------------------------------------------
Total current assets                                                             7,843,893                5,026,625

Property, plant, and equipment, net                                              1,730,374                1,777,910
Other assets                                                                       201,469                  248,487
                                                                 --------------------------------------------------
Total assets                                                                    $9,775,736               $7,053,022
                                                                 ==================================================

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                               $1,218,254               $  877,057
 Customer deposits                                                                 965,447                  767,087
 Accrued wages, commissions, and bonuses                                           694,922                  612,496
 Federal, state, and local taxes payable                                           143,113                  342,133
 Current portion of long-term debt                                                 151,974                  164,192
 Current portion of long-term capital lease obligations                            107,505                  134,974
 Other accrued liabilities                                                         377,108                  490,903
                                                                 --------------------------------------------------
Total current liabilities                                                        3,658,323                3,388,842

Long-term debt, net of current portion                                             284,166                  364,191
Long-term capital lease obligations, net of current portion                        487,639                  539,655

Commitments and contingencies

Mandatory redeemable preferred stock - $0.01 par value, 40,000 and 48,000 shares issued and outstanding at June 30, 2001 and
 December 31, 2000, respectively, liquidation value $10 per share                  400,000                  480,000

Stockholders' equity:
 Preferred stock - $0.01 par value, 100,000 shares authorized,
 40,000 and 48,000 mandatory redeemable preferred shares
  outstanding, respectively                                                              -                        -
 Preferred stock - $0.001 par value, 1,000,000 shares
  authorized, no shares outstanding                                                      -                        -
 Common stock - $0.001 par value, 30,000,000 shares authorized,
  4,902,646 shares issued and outstanding at June 30, 2001                           4,903                        -
 Common stock - $0.01 par value, 14,900,000 shares authorized,
 833,333 shares issued and outstanding at December 31, 2000                              -                    8,333
 Additional capital                                                              3,679,070                1,836,171
 Retained earnings                                                               1,261,635                  435,830
                                                                 --------------------------------------------------
Total stockholders' equity                                                       4,945,608                2,280,334
                                                                 --------------------------------------------------
Total liabilities and stockholders' equity                                      $9,775,736               $7,053,022
                                                                 ==================================================

                            U.S. Home Systems, Inc.
               Consolidated Statements of Operations (unaudited)


                                                                                      Three-months ended
                                                                                            June 30
                                                                                  2001                     2000
                                                                      ---------------------------------------------
Contract revenue and commission fee income                                      $9,809,113               $9,992,202
Cost of goods sold                                                               4,217,635                4,472,841
                                                                      ---------------------------------------------
Gross profit                                                                     5,591,478                5,519,361

Operating expenses:
 Branch operating                                                                  333,437                  351,774
 Sales and marketing                                                             3,438,569                3,236,844
 License fees                                                                      239,811                  185,824
 General and administrative                                                        870,753                  805,346
                                                                      ---------------------------------------------
Income from operations                                                             708,908                  939,573

Other income (expenses), net                                                        18,838                  (41,302)
                                                                      ---------------------------------------------

Income before income taxes                                                         727,746                  898,271
Income taxes                                                                       284,884                   75,000
                                                                      ---------------------------------------------
Net income                                                                      $  442,862               $  823,271
                                                                      =============================================

Net income per common share - basic and diluted                                 $     0.09               $     0.97
                                                                      =============================================
Weighted average shares                                                          4,902,646                  833,333
                                                                      =============================================

Pro-forma net income per common share:
Pro-forma net income per common share - basic and diluted                       $     0.09               $     0.16
                                                                      =============================================
Pro-forma weighted average shares                                                4,902,646                4,902,646
                                                                      =============================================

See accompanying notes.

                            U.S. Home Systems, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                                      Six-months ended
                                                                                           June 30
                                                                                 2001                     2000
                                                                      ---------------------------------------------
Contract revenue and commission fee income                                     $19,751,574              $19,472,015
Cost of goods sold                                                               8,548,617                8,940,948
                                                                      ---------------------------------------------
Gross profit                                                                    11,202,957               10,531,067

Operating expenses:
 Branch operating                                                                  725,207                  734,163
 Sales and marketing                                                             6,993,342                6,510,572
 License fees                                                                      455,150                  334,207
                                                                      ---------------------------------------------
 General and administrative                                                      1,657,529                1,495,408
                                                                      ---------------------------------------------
Income from operations                                                           1,371,729                1,456,717

Other income (expenses), net                                                        24,827                  (96,716)
                                                                      ---------------------------------------------

Income before income taxes                                                       1,396,556                1,360,001
Income taxes                                                                       546,751                   80,000
                                                                      ---------------------------------------------
Net income                                                                     $   849,805              $ 1,280,001
                                                                      =============================================

Net income per common share - basic and diluted                                $      0.21              $      1.49
                                                                      =============================================
Weighted average shares                                                          3,935,903                  833,333
                                                                      =============================================

Pro-forma net income per common share:
Pro-forma net income per common share - basic and diluted                      $      0.17              $      0.25
                                                                      =============================================
Pro-forma weighted average shares                                                4,902,646                4,902,646
                                                                      =============================================

See accompanying notes.

                            U.S. Home Systems, Inc.
          Consolidated Statement of Stockholders' Equity (unaudited)

                                     U.S. Home Systems            U.S. Remodelers                                       Total
                                       Common Stock                 Common Stock            Additional    Retained   Stockholders'
                                 Shares          Amount         Shares        Amount          Capital     Earnings      Equity
                              ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000          -               -      3,333,333      $ 33,333        $1,811,171   $  435,830    $2,280,334
 Accrued dividends -
 mandatory redeemable
  preferred stock                     -               -              -             -                 -      (24,000)      (24,000)
 Capital of U.S. Home at
  time of merger              3,327,785           3,328              -             -         2,100,578            -     2,103,906
 Reverse merger, exchange
  of shares                  16,282,800          16,283     (3,333,333)      (33,333)           17,050            -             -
 Reverse stock split        (14,707,939)        (14,708)             -             -            14,708            -             -
 Merger costs                         -               -              -             -          (264,437)           -      (264,437)
 Net income                           -               -              -             -                 -      849,805       849,805
                              ----------------------------------------------------------------------------------------------------
Balance at June 30, 2001      4,902,646        $  4,903              -             -        $3,679,070   $1,261,635    $4,945,608
                              ====================================================================================================

See accompanying notes.

                            U.S. Home Systems, Inc.
               Consolidated Statements of Cash Flows (unaudited)

                                                                                       Three-months ended
                                                                                             June 30
                                                                                  2001                      2000
                                                                           -----------------------------------------
Operating Activities
Net income                                                                      $  442,862               $   823,271
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                                     106,163                   108,113
  Provision for bad debts                                                           15,537                    10,000
  Changes in operating assets and liabilities:
   Accounts receivable                                                             434,910                    85,083
   Inventory                                                                      (138,623)                    7,547
   Commission advances and prepaid expenses                                         59,766                    29,959
   Accounts payable and customer deposits                                           84,099                  (300,733)
   Other assets and liabilities                                                   (172,808)                  141,198
                                                                           -----------------------------------------
Net cash provided by operating activities                                          831,906                   904,438

Investing Activity
Purchases of property, plant, and equipment                                        (98,108)                  (19,837)
                                                                           -----------------------------------------
Cash used in investing activity                                                    (98,108)                  (19,837)

Financing Activities
Proceeds from revolving line of credit and long-term borrowings                          -                   537,456
Principal payments on revolving line of credit, long-term debt,
 and capital leases                                                                (80,316)                 (860,104)
Principal payments on notes payable to related parties                                   -                (1,090,000)
Dividends on mandatory redeemable preferred stock                                 (151,303)                  (22,944)
Redemption of mandatory redeemable preferred stock                                 (80,000)                  (80,000)
Merger costs                                                                       (33,775)                        -
Payment of pre-merger liabilities                                                   (1,504)                        -
                                                                           -----------------------------------------
Net cash used in financing activities                                             (346,898)               (1,515,592)
                                                                           -----------------------------------------

Net increase (decrease) in cash and cash equivalents                               386,900                  (630,991)
Cash and cash equivalents at beginning of period                                 3,921,838                 2,646,673
                                                                           -----------------------------------------
Cash and cash equivalents at end of period                                      $4,308,738               $ 2,015,682
                                                                           =========================================

Supplemental Disclosure of Cash Flow Information
Interest paid                                                                   $   23,893               $    72,073
                                                                           =========================================
Cash payments of income taxes                                                   $  555,160               $    25,000
                                                                           =========================================

See accompanying notes.

                            U.S. Home Systems, Inc.
               Consolidated Statements of Cash Flows (unaudited)

                                                                                        Six-months ended
                                                                                             June 30
                                                                                  2001                     2000
                                                                           ----------------------------------------
Operating Activities
Net income                                                                      $  849,805              $ 1,280,001
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                     209,914                  215,974
  Provision for bad debts                                                           15,537                   10,000
  Changes in operating assets and liabilities:
   Accounts receivable                                                            (179,856)                 (65,827)
   Inventory                                                                        76,052                 (194,314)
   Commission advances and prepaid expenses                                        (56,695)                (152,329)
   Accounts payable and customer deposits                                          539,557                  286,202
   Other assets and liabilities                                                   (148,113)                 174,113
                                                                           ----------------------------------------
Net cash provided by operating activities                                        1,306,201                1,553,820

Investing Activity
Purchases of property, plant, and equipment                                       (162,378)                 (21,119)
                                                                           ----------------------------------------
Cash used in investing activity                                                   (162,378)                 (21,119)

Financing Activities
Proceeds from revolving line of credit and long-term borrowings                          -                  586,163
Principal payments on revolving line of credit, long-term debt,
 and capital leases                                                               (171,728)              (1,038,262)

Principal payments on notes payable to related parties                                   -               (1,090,000)
Dividends on mandatory redeemable preferred stock                                 (153,580)                 (51,201)
Redemption of mandatory redeemable preferred stock                                 (80,000)                (160,000)
Reverse merger, net of cash acquired                                             1,537,512                        -
Merger costs                                                                      (183,037)                       -
Payment of pre-merger liabilities                                                 (155,599)                       -
                                                                           ----------------------------------------
Net cash provided by (used in) financing activities                                793,568               (1,753,300)
                                                                           ----------------------------------------

Net increase (decrease) in cash and cash equivalents                             1,937,391                 (220,599)
Cash and cash equivalents at beginning of period                                 2,371,347                2,236,281
                                                                           ----------------------------------------
Cash and cash equivalents at end of period                                      $4,308,738              $ 2,015,682
                                                                           ========================================

Supplemental Disclosure of Cash Flow Information
Interest paid                                                                   $   51,022              $   153,456
                                                                           ========================================
Cash payments of income taxes                                                   $  783,310              $    30,356
                                                                           ========================================

See accompanying notes.

                  Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

     U.S. Home Systems, Inc. (the Company) is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of quality specialty home improvement products. The Company's product lines include kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and vinyl replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "Century 21(TM) Cabinet Refacing" and "Century 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also conducts its business under the name "FaceliftersSM."

     The accompanying interim consolidated financial statements of the Company and its subsidiaries as of June 30, 2001 and for the three-month and six-month periods ending June 30, 2001 and 2000 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form-10K-SB for the year ended December 31, 2000.

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

     Pursuant to the terms of the Merger, the Company issued 4,045,633 shares (on a post-reverse-stock-split basis) of common stock to the shareholders of U.S. Remodelers, representing approximately 83% of the Company's outstanding common stock following the Merger. After the reverse stock split, the Company had 4,902,646 shares of common stock outstanding.

                            U.S. Home Systems, Inc.

                  Notes to Consolidated Financial Statements

2. Merger (continued)

     Immediately prior to the Merger, U.S. Pawn was a non-operating public shell corporation and accordingly, the Merger was accounted for as a reverse acquisition of U.S. Pawn by U.S. Remodelers, which is similar to a recapitalization. The net assets of U.S. Pawn on the merger closing date were as follows:

     Cash                                                      $1,537,512
     Accounts receivable                                           65,308
     Income tax receivable                                        392,940
     Notes receivable                                             300,000
                                                        -----------------
     Total assets                                              $2,295,760
                                                        =================

     Accounts payable                                          $  101,627
     Accrued expenses                                              90,227
                                                        -----------------
     Total liabilities                                         $  191,854
                                                        =================

     Net assets                                                $2,103,906
                                                        =================

3. Inventory

     Inventory consisted of the following:

                                                               June 30            December 31
                                                                 2001                 2000
                                                          ------------------------------------
Raw materials                                                  $  741,305           $  683,456
Work-in-progress                                               $  472,128              606,029
                                                          ------------------------------------
                                                               $1,213,433           $1,289,485
                                                          ====================================

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

     For the three-month and six-month periods ended June 30, 2000, the Company's tax provision included an adjustment to its valuation allowance reflecting the utilization of the Company's NOL carryforward.

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

     On July 6, 2001, the Company's registration statement on Form S-3 covering the resale of the common stock issued to stockholders in the Merger (the "Selling Stockholders") was declared effective by the SEC. The Selling Stockholders may offer and sell the common stock from time to time in one or more transactions, including block transactions, at prevailing market prices or at privately negotiated prices. The Company will not receive any proceeds from the sale of common stock by the Selling Stockholders. General and administrative expense for the current period includes approximately $35,000 of legal and accounting fees related to the filing.

     During the six-month period ended June 30, 2001, the Company issued stock options to purchase an aggregate of 469,028 shares of common stock of the Company.

                            U.S. Home Systems, Inc.

                  Notes to Consolidated Financial Statements

7. Earnings Per Share

     The following table sets forth the computation of earnings per share:

                                                                           Three-months ended
                                                                                 June 30
                                                                  ---------------------------------
                                                                        2001                 2000
                                                                  ---------------------------------
Income applicable to common stockholders:
   Net income                                                        $  442,862           $  823,271
     Accrued dividends - mandatory redeemable
          preferred stock                                               (12,000)             (16,000)
                                                                  ----------------------------------
Income applicable to common stockholders                             $  430,862           $  807,271
                                                                  ==================================

Weighted average shares outstanding - basic                           4,902,646              833,333
Effect of dilutive securities                                             2,498                    -
                                                                  ----------------------------------
Weighted average shares outstanding - diluted                         4,905,144              833,333
                                                                  ==================================

Earnings per share - basic                                           $     0.09           $     0.97
                                                                  ==================================

Earnings per share - diluted                                         $     0.09           $     0.97
                                                                  ==================================

Pro-forma weighted average shares                                     4,902,646            4,902,646
                                                                  ==================================
Pro-forma earnings per share                                         $     0.09           $     0.16
                                                                  ==================================

                                                                             Six-months ended
                                                                                 June 30
                                                                  ----------------------------------
                                                                        2001                 2000
                                                                  ----------------------------------
Income applicable to common stockholders:
   Net income                                                        $  849,805          $1,280,001
     Accrued dividends - mandatory redeemable
          preferred stock                                               (24,000)            (38,667)
                                                                  ---------------------------------
Income applicable to common stockholders                             $  825,805          $1,241,334
                                                                  =================================

Weighted average shares outstanding - basic                           3,935,903             833,333
Effect of dilutive securities                                            14,580                   -
                                                                  ---------------------------------
Weighted average shares outstanding - diluted                         3,950,483             833,333
                                                                  =================================

Earnings per share - basic                                           $     0.21          $     1.49
                                                                  =================================

Earnings per share - diluted                                         $     0.21          $     1.49
                                                                  =================================

Pro-forma weighted average shares                                     4,902,646           4,902,646
                                                                  =================================

Pro-forma earnings per share                                         $     0.17          $     0.25
                                                                  =================================

     Pro-forma earnings per share gives effect to the Merger as if it occurred at the beginning of the prior year period.

                            U.S. Home Systems, Inc.

                  Notes to Consolidated Financial Statements

8. New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

9. Subsequent Events

     On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows. Cabinet Clad had revenues of approximately $3,500,000 for the year ended December 31, 2000.

     The purchase price was $300,000 consisting of a cash payment of $89,030, assumption of debt in the amount of $121,945, and the issuance of 23,740 shares of common stock of the Company. The acquisition will be accounted for as a purchase and accordingly, the purchase price will be allocated to assets acquired based upon their estimated fair values. The excess of the purchase price over the net assets acquired will result in approximately $276,000 in goodwill. In accordance with Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangibles", goodwill will not be amortized to expense but will reviewed annually for impairment, or more frequently if impairment indicators arise.

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

     Subsequent to the Merger, the Company succeeded to the business of U.S. Remodelers. In this respect, U.S. Home Systems, Inc. is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of quality specialty home improvement products. The Company's current product lines include kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and vinyl replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "Century 21(TM) Cabinet Refacing" and "Century 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also conducts its business under the name "FaceliftersSM."

Results of Operations

     Comparison of three-month period ended June 30, 2001 to the three-month period ended June 30, 2000

     To assist in understanding the Company's operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the three-month period ending June 30, 2001 and 2000 respectively. The business of the Company is characterized by the need to continuously generate prospective customer leads, and in that respect, marketing and selling expenses constitute a substantial portion of the overall expense of the Company.


                                                       Three-months ended           Three-months ended
                                                         June 30, 2001                June 30, 2000
                                                    $                %             $                %
                                           ----------------------------------------------------------------
Contract revenues and fee income               $9,809,113         100.0%      $9,992,202        100.0%
Cost of goods sold                              4,217,635          43.0        4,472,841         44.8
                                               ----------         -----       ----------       ------
Gross profit                                    5,591,478          57.0        5,519,361         55.2
Operating expenses:
    Branch operating                              333,437           3.4          351,774          3.5
    Sale and marketing                          3,438,569          35.1        3,236,844         32.4
    License fees                                  239,811           2.4          185,824          1.9
    General and administrative                    870,753           8.9          805,346          8.0
                                               ----------         -----       ----------       ------
Operating income                                  708,908           7.2          939,573          9.4
Other income (expense), net                        18,838            .2          (41,302)         (.4)
                                               ----------         -----       ----------       ------
Income before income taxes                        727,746           7.4          898,271          9.0
Income tax                                        284,884           2.9           75,000           .8
                                               ----------         -----       ----------       ------
Net income                                     $  442,862           4.5       $  823,271          8.2
                                               ----------         -----       ----------       ------
Net income per share                           $     0.09                     $     0.97
                                               ----------                     ----------
Proforma net income per share                  $     0.09                     $     0.16
                                               ----------                     ----------

     Income before income taxes was approximately $728,000 and net income was $443,000 for the three-month period ended June 30, 2001, as compared with income before income taxes of $898,000 and net income of $823,000 for the three-month period ended June 30, 2000. Management believes that income before income taxes is a better comparison of Company operations because of a lower income tax expense in the prior year period resulting from a tax-net operating loss carryforward. Proforma net income per share was $0.09 as compared with $0.16 for the three-month period ended June 30, 2001 and 2000, respectively. Proforma net income per share is calculated using the same number of weighted average shares for each period to more accurately reflect the Merger in February 2001.

     The Company recognizes revenue upon completion of each home improvement contract. In its customary installation cycle, new sales orders are completed in approximately 55 days from the date of sale.

     New sales orders were $9,579,000 in the three-month period ended June 30, 2001, as compared to $9,718,000 in the three-month period ended June 30, 2000. The decrease in new sales orders reflects lower sales efficiencies at the beginning of the current period which management attributes to pricing level changes in certain of the Company's products and the recruiting, hiring and training of new sales representatives. The Company implemented a plan in April 2001 to increase its sales staffing and marketing spending to generate additional customer sales appointments. Concurrently, the Company made pricing level changes to certain of its products. While the Company was successful in increasing its sales staffing and generated more customer sales appointments than in the prior year period, sales efficiencies initially declined and adversely effected the generation of new sales orders. Sales efficiencies improved to their prior year levels by the end of the current period and management believes that the generation of new sales orders for three-month period ending September 30, 2001 will exceed prior year levels for the same period.

     Contract revenues on completed orders and fee income were $9,809,000 for the three-month period ended June 30, 2001 as compared to $9,992,000 in the prior year period. The decrease in contract revenues is due to lower new sales orders at the beginning of the current period, and a higher mix of revenues from lower priced products.

     Backlog of sales orders to be installed was $5,900,000 at June 30, 2001, as compared to $5,474,000 at December 31, 2000 and $5,970,000 at June 30, 2000. Fee
income was $65,000 and $62,000 for the three-month periods ended June 30, 2001 and 2000, respectively.

     Gross profit was $5,591,000 or 57.0% of revenues for the three-month period ended June 30, 2001 as compared to $5,519,000 or 55.2% of revenues in the prior year period. The increase in gross profit margin as a percentage of revenue reflects improved materials yields and labor efficiencies in both the Company's manufacturing and installation operations, as well as sales price level changes in certain of the Company products.

     Operating expenses were approximately $4,883,000, or 49.8% of revenues in the three-month period ended June 30, 2001 as compared to $4,580,000, or 45.8% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses. The higher operating expenses were primarily due to increased marketing expenditures, license fees due to a higher license fee rate, and increased professional fees related to the company's transition to a public company.

     Branch operating expenses were approximately $333,000, or 3.4% of revenues for the three-month period ended June 30, 2001 as compared to $352,000, or 3.5% of revenues in the prior year period. Branch operating expenses, which include costs associated with each of the Company's local branch facilities including rent, telecommunications, branch administration salaries and supplies, are primarily fixed in nature.

     The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company's principal marketing activities are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising and makes outbound calls to selected prospects. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, marketing expenses were approximately $1,867,000, or 19.0% of revenues for the three-month period ended June 30, 2001 as compared to $1,664,000, or 16.7% of revenues in the prior year period, and were 19.5% and 17.1% of new sales orders, respectively.

     The increase in marketing expenses as a percentage of revenues and new sales orders is principally due to a decline in sales efficiencies early in the current period which management attributes to pricing level changes in certain of the Company's products and the recruiting, hiring and training of additional sales representatives. Sales efficiencies improved to their prior year levels by the end of the period. Marketing expenses increased in dollar terms principally due to additional marketing expenditures.

     Sales expenses, which consist primarily of commissions, sales manager salaries, travel and recruiting expenses, were $1,571,000, or 16.0% of revenues in the three-month period ended June 30, 2001 as compared to $1,572,000, or 15.7% in the prior year period. The increase in sales expenses as a percentage of revenues is primarily due to increased sales management salaries coupled with the lower revenues in the period.

     License fees were $240,000, or 2.4% of revenues in the in the three-month period ended June 30, 2001 as compared to $186,000, or 1.9% in the prior year period. The increase in license fees is principally due to an increase in the license fee rate which commenced on new sales orders beginning April 1, 2000. Given the Company's normal installation cycle, license fees expense on contracts completed in the prior year period were primarily sold prior to the effective date of the license fee rate increase.

     General and administrative expenses were approximately $871,000 or 8.9% of revenues in the three-month period ended June 30, 2001 as compared to $805,000, or 8.0% of revenues in the prior year period. The increase in general and administrative expenses principally reflects increases in insurance, legal, accounting and other professional fees, many of which are associated with higher costs of a public entity. In addition, on July 6, 2001, the Company's registration statement on Form S-3 covering the resale of the common stock issued to stockholders in the Merger (the "Selling Stockholders") was declared effective by the SEC. The

Selling Stockholders may offer and sell the common stock from time to time in one or more transactions, including block transactions, at prevailing market prices or at privately negotiated prices. The Company will not receive any proceeds from the sale of common stock by the Selling Stockholders. General and administrative expense for the current period includes approximately $35,000 of legal and accounting fees related to the filing.

     Other income (expense) consists primarily of interest expense offset by interest income. Interest expense declined approximately $48,000 from the prior year period.

     Income tax expense was $285,000, or 2.9% of revenues for the three-month period ended June 30, 2001 as compared to $75,000, or .8% of revenues in the prior year period. Income tax expense in 2000 included the expected tax benefit associated with the realization of the Company's net operating loss carryforward.

     Comparison of six-month period ended June 30, 2001 to the six-month period ended June 30, 2000

To assist in understanding the Company's operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the six-month period ending June 30, 2001 and 2000 respectively.


                                                      Six-months ended                 Six-months ended
                                                       June 30, 2001                    June 30, 2000
                                                     $              %                $               %
                                               --------------------------------------------------------------
Contract revenues and fee income               $19,751,574        100.0%        $19,472,015        100.0%
Cost of goods sold                               8,548,617         43.3           8,940,948         45.9
                                               -----------       ------         -----------        -----
Gross profit                                    11,202,957         56.7          10,531,067         54.1
Operating expenses:
    Branch operating                               725,207          3.7             734,163          3.8
    Sale and marketing                           6,993,342         35.4           6,510,572         33.4
    License fees                                   455,150          2.3             334,207          1.7
    General and administrative                   1,657,529          8.3           1,495,408          7.7
                                               -----------       ------         -----------        -----
Operating income                                 1,371,729          7.0           1,456,717          7.5
Other income (expense), net                         24,827           .1             (96,716)         (.5)
                                               -----------       ------         -----------        -----
Income before income taxes                       1,396,556          7.1           1,360,001          7.0
Income tax                                         546,751          2.8              80,000           .4
                                               -----------       ------         -----------        -----
Net income                                     $   849,805          4.3         $ 1,280,001          6.6
                                               -----------       ------         -----------        -----
Net income per share                           $      0.21                      $      1.49
                                               -----------                      -----------
Proforma net income per share                  $      0.17                      $      0.25
                                               -----------                      -----------

     The Company recognizes revenue upon completion of each home improvement contract. In its customary installation cycle, new sales orders are completed in approximately 55 days from the date of sale. New sales orders were $20,053,000 in the six-month period ended June 30, 2001, as compared to $20,101,000 in the six-month period ended June 30, 2000. The decrease in new sales orders is principally the result of lower sales efficiencies at the beginning of the second quarter period, which management attributes to pricing level changes in certain of the Company's products and the recruiting, hiring and training of new sales representatives. Sales efficiencies improved to their prior year levels by the end of the current period and management believes that the generation of new sales orders for three-month ending period September 30, 2001 will exceed prior year levels for the same period.

     Contract revenues and fee income were $19,752,000 for the six-month period ended June 30, 2001 as compared to $19,472,000 in the prior year period. The increase in contract revenues is principally due to improved manufacturing and installation efficiencies which reduced cycle times to complete sales orders, and revenues generated from bathroom remodeling products, a product line which the Company began selling in February 2000. Including bathroom remodeling products, the number of unit installations completed increased 2.5% over the prior year period. Backlog of sales orders to be completed was $5,900,000 at June 30, 2001, as compared to $5,474,000 at December 31, 2000 and $5,970,000 at June 30, 2000. Fee income was $125,000 and
$148,000 for the six-month periods ended June 30, 2001 and 2000, respectively.

     Gross profit was $11,203,000 or 56.7% of revenues for the six-month period ended June 30, 2001 as compared to $10,531,000 or 54.1% of revenues in the prior year period. The increase in gross profit margin as a percentage of revenues is primarily the result of improved materials yields and labor efficiencies in both manufacturing and installation operations, as well as pricing level changes.

     Operating expenses were approximately $9,831,000, or 49.8% of revenues in the six-month period ended June 30, 2001 as compared to $9,074,000, or 46.6% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses. The higher operating expenses were primarily due to increased marketing expenditures, license fees due to a higher license fee rate, and increased professional fees related to the company's transition to a public company.

     Branch operating expenses were approximately $725,000, or 3.7% of revenues for the six-month period ended June 30, 2001 as compared to $734,000, or 3.8% of revenues in the prior year period. Branch operating expenses, which include costs associated with each of the Company's local branch facilities including rent, telecommunications, branch administration salaries and supplies, are primarily fixed in nature.

     The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company's principal marketing activities are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising and makes outbound calls to selected prospects. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, marketing expenses were approximately $3,748,000, or 19.0% of revenues for the six-month period ended June 30, 2001 as compared to $3,394,000, or 17.4% of revenues in the prior year period, and were 18.7% and 16.9% of new sales orders respectively. The increase in marketing expenses as a percentage of revenues and new sales orders is principally due to a decline in sales efficiencies early in the current quarter period which management attributes to pricing level changes in certain of the Company's products and the training of additional sales representatives. Sales efficiencies improved to their prior year levels by the end of the period. Marketing expenses increased in dollar terms principally due to additional marketing expenditures and a larger mix of leads generated from higher priced media sources.

     Sales expenses, which consist primarily of commissions, sales manager salaries, travel and recruiting expenses, were $3,245,000, or 16.4% of revenues in the six-month period ended June 30, 2001 as compared to $3,117,000, or 16.0% in the prior year period. The increase in the dollar amount of sales expenses is due to sales commissions on higher revenues, increases in sales management salaries and higher recruiting and training expenses.

     License fees were $455,000, or 2.3% of revenues in the in the six-month period ended June 30, 2001 as compared to $334,000, or 1.7% in the prior year period. The increase in license fees is principally due to an increase in the license fee rate which commenced on new sales orders beginning April 1, 2000. Given the Company's normal installation cycle, license fees expense on contracts completed in the prior year period were primarily sold prior to the effective date of the license fee rate increase.

     General and administrative expenses were approximately $1,657,000 or 8.3% of revenues in the six-month period ended June 30, 2001 as compared to $1,495,000, or 7.7% in the prior year period. The increase in general and administrative expenses reflects increases in employee related expenses, including salaries, bonuses and health benefits, as well as higher expenses associated with a public entity consisting primarily of insurance, legal and accounting fees. In addition, on July 6, 2001, the Company's registration statement on Form S-3 covering the resale of the common stock issued to stockholders in the Merger (the "Selling Stockholders") was declared effective by the SEC. The Selling Stockholders may offer and sell the common stock from time to time in one or more transactions, including block transactions, at prevailing market prices or at privately negotiated prices. The Company will not receive any proceeds from the sale of common stock by the Selling Stockholders. General and administrative expense for the current period includes approximately $35,000 of legal and accounting fees related to the filing.

     Other income (expense) consists primarily of interest expense offset by interest income. Interest expenses declined approximately $102,000 from the prior year period.

     Income tax expense was $547,000 for the six-month period ended June 30, 2001 as compared to $80,000 in the prior year period. Income taxes in 2000 included the expected tax benefit associated with the realization of the Company's net operating loss carryforward.

     Proforma net income per share was $0.17 for the six-month period ended June 30, 2001 as compared to $0.25 for the prior year period. Management believes that proforma net income per share is a better comparative than net income per share because proforma net income per share gives effect to the Merger in the prior year and is computed using the same number of weighted shares outstanding.

Liquidity and Capital Resources

     The Company has historically financed its liquidity needs through a variety of sources including proceeds from the sale of common and preferred stock, borrowing under bank credit agreements, loans from its stockholders, and cash flows from operations.

     Cash generated from operations was $832,000 and $904,000 for the three-month periods ended June 30, 2001 and 2000, respectively, and $1,306,000 and $1,554,000 for the six-month periods ended June 30, 2001 and 2000, respectively,.

     In February 2001 the Company completed the Merger. In connection with the Merger, the Company received approximately $1,538,000 in cash and other assets and liabilities, and paid merger expenses of $183,000.

     At June 30, 2001 the Company had $4,308,000 in cash, and borrowing capacity under a revolving credit facility with a bank in the amount of $600,000. Based upon current financial resources, including existing lines of credit, the Company believes that it will have sufficient reserves to meet its anticipated working capital needs for the business as currently conducted for the next twelve months. However, the Company anticipates that it will need additional working capital to fund its business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair the Company's ability to achieve its business strategy. There can be no assurance that the Company will have sufficient funds or successfully achieve its plans to a level that will have a positive effect on its results of operations or financial condition. The ability of the Company to execute its growth strategy is contingent upon sufficient capital as well as other factors, including its ability to further increase consumer awareness of its products by advertising, its ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, its ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond the control of the Company. There can be no assurance that the Company's growth strategy will be successful, and there can be no assurance that such lack of success will not have a material adverse effect on the Company's financial condition.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 3, 2001 on its behalf by the undersigned, thereto duly authorized.

                              U.S. HOME SYSTEMS, INC.


                              By:  /s/ Murray H. Gross
                                 -----------------------------------------
                                 Murray H. Gross
                                 President and Chief Executive Officer