Form 10QSB
period 2001-09-30
US HOME SYSTEMS INC /TX
filed 2001-11-02
CIK 844789

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER 0-18291

                             U.S. HOME SYSTEMS, INC.
            (Name of Small Business Issuer Specified in Its Charter)

                Delaware                                          75-2922239
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

750 State Highway 121 Bypass, Suite 170
           Lewisville, Texas                                        75067
(Address of Principal Executive Offices)                          (Zip Code)

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

    Common Stock, $0.001 Par Value, 5,897,815 shares as of November 1, 2001.


================================================================================


                                                        INDEX
                                                                                                           Page
                                                                                                           ----
                                            PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements............................................................................... 1

         Consolidated Balance Sheets - September 30, 2001 and December 31, 2000............................. 1
         Consolidated Statements of Operations - Three-month period ended September 30, 2001 and September 30, 2000......................................................................... 2
         Consolidated Statements of Operations - Nine-month period ended September 30, 2001 and September 30, 2000......................................................................... 3
         Consolidated Statement of Stockholders' Equity - Nine-month period ended
             September 30, 2001............................................................................. 4
         Consolidated Statements of Cash Flows - Three-month period ended September 30, 2001 and September 30, 2000......................................................................... 5
         Consolidated Statements of Cash Flows - Nine-month period ended September 30, 2001 and September 30, 2000......................................................................... 6
         Notes to Consolidated Financial Statements......................................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............. 12


                                                PART II. OTHER INFORMATION 19

Item 1.  Legal Proceedings................................................................................. 19

Item 2.  Changes In Securities............................................................................. 19

Item 4.  Submission of Matters to a Vote of Security Holders............................................... 19

Item 6.  Exhibits and Reports on Form 8K................................................................... 19


                                                             -i-

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             U.S. Home Systems, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                        September 30, 2001      December 31, 2000
                                                                        ------------------      -----------------
Assets
Current assets:
   Cash and cash equivalents                                                  $ 4,927,587           $ 2,371,347
   Accounts receivable, net                                                     1,321,001               774,736
   Income tax receivable                                                          132,808                     -
   Notes receivable                                                                48,910                     -
   Commission advances                                                            295,840               332,815
   Inventory                                                                    1,014,958             1,289,485
   Prepaid expenses                                                               255,474               180,151
   Deferred income taxes                                                           78,091                78,091
                                                                         ----------------------------------------
Total current assets                                                            8,074,669             5,026,625

Property, plant, and equipment, net                                             1,788,400             1,777,910
Goodwill                                                                          298,856                     -
Other assets                                                                      195,117               248,487
                                                                         ----------------------------------------
Total assets                                                                  $10,357,042           $ 7,053,022
                                                                         ========================================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                           $ 1,194,679           $   877,057
   Customer deposits                                                              920,520               767,087
   Accrued wages, commissions, and bonuses                                        674,835               612,496
   Federal, state, and local taxes payable                                        194,540               342,133
   Current portion of long-term debt                                              195,021               164,192
   Current portion of long-term capital lease obligations                          94,149               134,974
   Other accrued liabilities                                                      378,603               490,903
                                                                         ----------------------------------------
Total current liabilities                                                       3,652,347             3,388,842

Long-term debt, net of current portion                                            309,471               364,191
Long-term capital lease obligations, net of current portion                       474,336               539,655

Commitments and contingencies

Mandatory redeemable preferred stock - $0.01 par value, 40,000 and
   48,000 shares issued and outstanding at September 30, 2001 and
   December 31, 2000, respectively, liquidation value $10 per share               400,000               480,000

Stockholders' equity:
   Preferred stock - $0.01 par value, 100,000 shares authorized,
   40,000 and  48,000 mandatory redeemable preferred shares
     outstanding, respectively                                                          -                     -
   Preferred stock - $0.001 par value, 1,000,000 shares authorized,
     no shares outstanding                                                              -                     -
   Common stock - $0.001 par value, 30,000,000 shares authorized,
     4,926,386 shares issued and outstanding at September 30, 2001                  4,927                     -
   Common stock - $0.01 par value, 14,900,000 shares authorized,
     833,333 shares issued and outstanding at December 31, 2000                         -                 8,333
   Additional capital                                                           3,768,071             1,836,171
   Retained earnings                                                            1,747,890               435,830
                                                                         ----------------------------------------
Total stockholders' equity                                                      5,520,888             2,280,334
                                                                         ----------------------------------------
Total liabilities and stockholders' equity                                    $10,357,042           $ 7,053,022
                                                                         ========================================

                             U.S. Home Systems, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                               Three-months ended
                                                                  September 30
                                                                2001          2000
                                                            -------------------------
Contract revenue and commission fee income                  $10,353,245   $ 9,153,371
Cost of goods sold                                            4,436,293     4,077,210
                                                            -------------------------
Gross profit                                                  5,916,952     5,076,161

Operating expenses:
   Branch operating                                             380,133       331,004
   Sales and marketing                                        3,585,434     3,225,403
   License fees                                                 268,006       220,129
   General and administrative                                   871,122       709,814
                                                            -------------------------
Income from operations                                          812,257       589,811

Other income (expenses), net                                     10,471           269
                                                            -------------------------

Income before income taxes                                      822,728       590,080
Income taxes                                                    326,473       255,400
                                                            -------------------------
Net income                                                  $   496,255   $   334,680
                                                            =========================

Net income per common share - basic and diluted             $      0.10   $      0.39
                                                            =========================
Weighted average shares                                       4,925,096       833,333
                                                            =========================

Pro-forma net income per common share:

Pro-forma net income per common share - basic and diluted   $      0.10   $      0.07
                                                            =========================
Pro-forma weighted average shares                             4,926,386     4,926,386
                                                            =========================

See accompanying notes.

                             U.S. Home Systems, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                 Nine-months ended
                                                                   September 30
                                                                 2001           2000
                                                            ---------------------------
Contract revenue and commission fee income                  $ 30,104,819   $ 28,625,386
Cost of goods sold                                            12,984,910     13,018,158
                                                            ---------------------------
Gross profit                                                  17,119,909     15,607,228

Operating expenses:
   Branch operating                                            1,105,340      1,065,167
   Sales and marketing                                        10,578,776      9,735,975
   License fees                                                  723,156        554,336
   General and administrative                                  2,528,651      2,205,222
                                                            ---------------------------
Income from operations                                         2,183,986      2,046,528

Other income (expenses), net                                      35,298        (96,447)
                                                            ---------------------------

Income before income taxes                                     2,219,284      1,950,081
Income taxes                                                     873,224        335,400
                                                            ---------------------------
Net income                                                  $  1,346,060   $  1,614,681
                                                            ===========================

Net income per common share - basic and diluted             $       0.31   $       1.87
                                                            ===========================
Weighted average shares                                        4,269,257        833,333
                                                            ===========================

Pro-forma net income per common share:

Pro-forma net income per common share - basic and diluted   $       0.27   $       0.32
                                                            ===========================
Pro-forma weighted average shares                              4,926,386      4,926,386
                                                            ===========================

See accompanying notes.

                             U.S. Home Systems, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                                           U.S. Home Systems            U.S. Remodelers
                                             Common Stock                 Common Stock
                                         Shares         Amount       Shares          Amount
                                     ---------------------------------------------------------
Balance at December 31, 2000                   --             --      3,333,333    $    33,333
   Accrued dividends -
     mandatory redeemable preferred
     stock                                     --             --             --             --
   Capital of U.S. Home at time of
     merger                             3,327,785          3,328             --             --
   Reverse merger, exchange of
     shares                            16,282,800         16,283     (3,333,333)       (33,333)
   Reverse stock split                (14,707,939)       (14,708)            --             --
   Merger costs                                --             --             --             --
   Acquisition                             23,740             24             --             --
   Net income                                  --             --             --             --
                                     ---------------------------------------------------------
Balance at September 30, 2001           4,926,386    $     4,927             --             --
                                     =========================================================

                                        Additional     Retained      Total Stockholders'
                                         Capital       Earnings           Equity
                                     ---------------------------------------------------
Balance at December 31, 2000          $ 1,811,171    $   435,830    $ 2,280,334
   Accrued dividends -
     mandatory redeemable preferred
     stock                                     --        (34,000)       (34,000)
   Capital of U.S. Home at time of
     merger                             2,100,578             --      2,103,906
   Reverse merger, exchange of
     shares                                17,050             --             --
   Reverse stock split                     14,708             --             --
   Merger costs                          (264,436)            --       (264,436)
   Acquisition                             89,000             --         89,024
   Net income                                  --      1,346,060      1,346,060
                                     ---------------------------------------------------
Balance at September 30, 2001         $ 3,768,071    $ 1,747,890    $ 5,520,888
                                     ===================================================

See accompanying notes.

                             U.S. Home Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Three-months ended
                                                                            September 30
                                                                         2001          2000
                                                                     --------------------------
Operating Activities
Net income                                                           $   496,255    $   334,680
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                        116,644        100,765
     Provision for bad debts                                               4,810         15,000
     Changes in operating assets and liabilities net of effects of acquired business:
       Accounts receivable                                              (333,703)       (76,859)
       Inventory                                                         198,475         73,322
       Commission advances and prepaid expenses                           18,347        (81,330)
       Accounts payable and customer deposits                            (68,502)        35,104
       Other assets and liabilities                                       44,137         (6,527)
                                                                     --------------------------
Net cash provided by operating activities                                476,463        394,155

Investing Activity
Purchases of property, plant, and equipment                             (151,076)       (20,662)
Purchase of Cabinet Clad, net of liabilities assumed                    (111,480)            --
                                                                     --------------------------
Cash used in investing activity                                         (262,556)       (20,662)

Financing Activities
Principal payments on long-term debt and capital leases                  (80,252)       (81,759)
Dividends on mandatory redeemable preferred stock                         (2,277)        (2,277)
Net collections of U.S. Pawn acquired assets                             536,381             --
Other                                                                    (48,910)            --
                                                                     --------------------------
Net cash provided by (used in) financing activities                      404,942        (84,036)
                                                                     --------------------------

Net increase in cash and cash equivalents                                618,849        289,457
Cash and cash equivalents at beginning of period                       4,308,738      2,015,682
                                                                     --------------------------
Cash and cash equivalents at end of period                           $ 4,927,587    $ 2,305,139
                                                                     ==========================

Supplemental Disclosure of Cash Flow Information
Interest paid                                                        $    27,463    $    33,872
                                                                     ==========================
Cash payments of income taxes                                        $   349,590    $   204,011
                                                                     ==========================

See accompanying notes.

                             U.S. Home Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                          Nine-months ended
                                                                            September 30
                                                                          2001          2000
                                                                      --------------------------
Operating Activities
Net income                                                            $ 1,346,060    $ 1,614,681
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                         326,558        316,739
     Provision for bad debts                                               20,347         25,000
     Changes in operating assets and liabilities net of effects of acquired business:
       Accounts receivable                                               (513,559)      (142,686)
       Inventory                                                          274,527       (120,992)
       Commission advances and prepaid expenses                           (38,348)      (233,659)
       Accounts payable and customer deposits                             471,055        321,306
       Other assets and liabilities                                      (103,976)       167,586
                                                                     ---------------------------
Net cash provided by operating activities                               1,782,664      1,947,975

Investing Activity
Purchases of property, plant, and equipment                              (313,454)       (41,781)
Purchase of Cabinet Clad, net of liabilities assumed                     (111,480)            --
                                                                     ---------------------------
Cash used in investing activity                                          (424,934)       (41,781)

Financing Activities
Proceeds from revolving line of credit and long-term borrowings                --        586,163
Principal payments on revolving line of credit, long-term debt, and
   capital leases                                                        (251,980)    (1,120,021)
Principal payments on notes payable to related parties                         --     (1,090,000)
Dividends on mandatory redeemable preferred stock                        (155,857)       (53,478)
Redemption of mandatory redeemable preferred stock                        (80,000)      (160,000)
Reverse merger, net of cash acquired                                    1,537,512             --
Merger costs                                                             (183,037)            --
Net collections of U.S. Pawn acquired assets                              380,782             --
Other                                                                     (48,910)            --
                                                                     ---------------------------
Net cash provided by (used in) financing activities                     1,198,510     (1,837,336)
                                                                     ---------------------------

Net increase in cash and cash equivalents                               2,556,240         68,858
Cash and cash equivalents at beginning of period                        2,371,347      2,236,281
                                                                     ---------------------------
Cash and cash equivalents at end of period                            $ 4,927,587    $ 2,305,139
                                                                     ===========================

Supplemental Disclosure of Cash Flow Information
Interest paid                                                         $    78,485    $   187,328
                                                                     ===========================
Cash payments of income taxes                                         $ 1,132,900    $   234,367
                                                                     ===========================

See accompanying notes.

                            U.S. Home Systems, Inc.

                   Notes to Consolidated Financial Statements

1.   Organization and Basis of Presentation

     U.S. Home Systems, Inc. (the Company) is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of quality specialty home improvement products. The Company's product lines include kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "Century 21(TM) Cabinet Refacing" and "Century 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also conducts its business under the names "Facelifters(SM)" and "Cabinet Clad(SM)".

     The accompanying interim consolidated financial statements of the Company and its subsidiaries as of September 30, 2001 and for the three-month and nine-month periods ending September 30, 2001 and 2000 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form-10K-SB for the year ended December 31, 2000.

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

                             US. Home Systems, Inc.

2.       Merger (continued)

         Immediately prior to the Merger, U.S. Pawn was a non-operating public shell corporation and accordingly, the Merger was accounted for as a reverse acquisition of U.S. Pawn by U.S. Remodelers, which is similar to a recapitalization. The net assets of U.S. Pawn on the merger closing date were as follows:

                 Cash                              $ 1,537,512
                 Accounts receivable                    65,308
                 Income tax receivable                 392,940
                 Notes receivable                      300,000
                                                   -----------
                 Total assets                      $ 2,295,760
                                                   ===========

                 Accounts payable                  $   101,627
                 Accrued expenses                       90,227
                                                   -----------
                 Total liabilities                 $   191,854
                                                   ===========

                 Net assets                        $ 2,103,906
                                                   ===========

3.   Acquisition

     On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

     The purchase price was $322,450 consisting of a cash payment of $89,030, assumption of debt in the amount of $121,945, transaction expenses of $22,450 and the issuance of 23,740 shares of common stock of the Company. The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets acquired resulted in approximately $299,000 of goodwill. In accordance with Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangibles", goodwill will not be amortized to expense but will reviewed annually for impairment, or more frequently if impairment indicators arise.

4.   Inventory

         Inventory consisted of the following:

                                          September 30         December 31
                                              2001                2000
                                        --------------       -------------

         Raw materials                  $     593,017        $   683,456
         Work-in-progress               $     421,941            606,029
                                        --------------       -------------
                                        $   1,014,958        $ 1,289,485
                                        ==============       =============

5.       Commitments and Contingencies

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

                             US. Home Systems, Inc.

5.       Commitments and Contingencies (continued)

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

6.       Income Taxes

         The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their bases for financial reporting purposes.

         For the three-month and nine-month periods ended September 30, 2000, the Company's tax provision included an adjustment to its estimated annual effective tax rate and its valuation allowance reflecting the utilization of the Company's NOL carryforward.

7.       Capitalization

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

         During the nine-month period ended September 30, 2001, the Company issued stock options to purchase an aggregate of 469,028 shares of common stock of the Company.

                             US. Home Systems, Inc.

8.       Earnings Per Share

         The following table sets forth the computation of earnings per share:

                                                                      Three-months ended
                                                                         September 30
                                                                         ------------
                                                                     2001              2000
                                                              --------------------------------
        Income applicable to common stockholders:
           Net income                                         $     496,255         $  334,680
             Accrued dividends - mandatory redeemable
                  preferred stock                                   (10,000)           (14,000)
                                                              --------------------------------
        Income applicable to common stockholders              $     486,255         $  320,680
                                                              ================================
        Weighted average shares outstanding - basic               4,925,096            833,333
        Effect of dilutive securities                                     -                  -
                                                              --------------------------------
        Weighted average shares outstanding - diluted             4,925,096            833,333
                                                              ================================

        Earnings per share - basic                            $        0.10         $     0.39
                                                              ================================

        Earnings per share - diluted                          $        0.10         $     0.39
                                                              ================================

        Pro-forma weighted average shares                         4,926,386          4,926,386
                                                              ================================

        Pro-forma earnings per share                          $        0.10         $     0.07
                                                              ================================

                                                                      Nine-months ended
                                                                         September 30
                                                                         ------------
                                                                     2001              2000
                                                              --------------------------------
        Income applicable to common stockholders:
           Net income                                         $   1,346,060         $1,614,681
             Accrued dividends - mandatory redeemable
                  preferred stock                                   (34,000)           (52,667)
                                                              --------------------------------
        Income applicable to common stockholders              $   1,312,060         $1,562,014
                                                              ================================

        Weighted average shares outstanding - basic               4,269,257            833,333
        Effect of dilutive securities                                 7,524                  -
                                                              --------------------------------
        Weighted average shares outstanding - diluted             4,276,781            833,333
                                                              ================================

        Earnings per share - basic                            $        0.31         $     1.87
                                                              ================================

        Earnings per share - diluted                          $        0.31         $     1.87
                                                              ================================

        Pro-forma weighted average shares                         4,926,386          4,926,386
                                                              ================================

        Pro-forma earnings per share                          $        0.27         $     0.32
                                                              ================================


Pro-forma earnings per share gives effect to the total number of shares outstanding following the Merger and the acquisition of Cabinet Clad.

                            U.S. Home Systems, Inc.

9.       New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002, and for all business combinations completed after June 30, 2001, goodwill will not be amortized to expense but will be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

10.      Subsequent Events

         On October 5, 2001, the Company acquired of all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. Under the terms of the agreement, the Company paid $1.0 million in cash and issued 971,429 shares of its common stock valued at approximately $2.6 million in exchange for all of FCC's common stock. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Including transaction expenses, this allocation has resulted in goodwill of approximately $3.7 million. Goodwill will not be amortized to expense in accordance with Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangibles". Additionally, and immediately prior to the acquisition, the Company purchased a portfolio of installment sale contracts from FCC for a cash payment of $1,414,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

          Subsequent to the Merger, the Company succeeded to the business of U.S. Remodelers. In this respect, U.S. Home Systems, Inc. is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of quality specialty home improvement products. The Company's current product lines include kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility.

          On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

          On October 5, 2001, the Company acquired of all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. FCC purchases consumer credit installment sale contracts from select remodeling contractors, allowing the contractor to offer a wider array of financing options to their customers. FCC negotiates commitments with banks, insurance companies, and other financial institutions for the purchase of installment sales portfolios. In most cases, FCC retains the collection and servicing of these accounts on behalf of the investor. The operations of FCC will be included in the financial results of the Company commencing October 5, 2001.

          The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "CENTURY 21(TM) Cabinet Refacing" and "CENTURY 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also conducts its business under the name "FaceliftersSM" and "CabinetCladSM."

Results of Operations

         Comparison of three-month period ended September 30, 2001 to the three-month period ended September 30, 2000

          To assist in understanding the Company's operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the three-month periods ending September 30, 2001 and 2000 respectively. The business of the Company is characterized by the need to continuously generate prospective customer leads, and in that respect, marketing and selling expenses constitute a substantial portion of the overall expense of the Company.

                                                    Three-months ended            Three-months ended
                                                    September 30, 2001            September 30, 2000
                                                    $000             %             $000            %
                                               ----------------------------------------------------------

    Contract revenues and fee income            $10,353,245        100.0%       $9,153,371      100.0%
    Cost of goods sold                            4,436,293         42.8         4,077,210       44.5
                                                -----------        -----        ----------      -----
    Gross profit                                  5,916,952         57.2         5,076,161       55.5
    Operating expenses:
        Branch operating                            380,133          3.7           331,004        3.6
        Sale and marketing                        3,585,434         34.6         3,225,403       35.2
        License fees                                268,006          2.6           220,129        2.4
        General and administrative                  871,122          8.5           709,814        7.9
                                                    -------        -----        ----------      -----
    Operating income                                812,257          7.8           589,811        6.4
    Other income (expense), net                      10,471          0.1               269        0.0
                                                     ------        -----        ----------      -----
    Income before income taxes                      822,728          7.9           590,080        6.4
    Income tax                                      326,473          3.1           255,400        2.8
                                                    -------        -----        ----------      -----
    Net income                                  $   496,255          4.8        $  334,680        3.6
                                                -----------        -----        ----------      -----
    Net income per share                        $      0.10                     $     0.39
                                                ------------                    ----------
    Proforma net income per share               $      0.10                     $     0.07
                                                ------------                    ----------

         The Company recognizes revenue upon completion of each home improvement contract. In its customary installation cycle, new sales orders are completed in approximately 55 days from the date of sale.

         New sales orders increased approximately 12% from $9,101,000 in the three-month period ended September 30, 2000 to $10,169,000 in the three-month period ended September 30, 2001. The increase in new sales orders principally reflects a combination of higher sales staffing levels, improved sales efficiencies and higher pricing levels as compared to the prior year period. In addition, in July 2001, the Company acquired certain assets of Cabinet Clad, L.L.C. a Detroit, MI based specialty product home improvement business. New sales orders for the three-month period ended September 30, 2001 include approximately $292,000 from the operations of the CabinetClad business.

         Following the tragedy of the September 11, 2001 attack on the World Trade Center, new sales orders were adversely effected. Subsequent to the end of the third-quarter, and except for the New York metropolitan area, the generation of new sales orders substantially returned to their prior levels. Management believes that in the aggregate, new sales orders in the fourth quarter will return to their seasonal adjusted levels, however, management can not predict when new sales orders in the New York area will return to their prior levels, or whether continuing terrorist threats will adversely effect the ongoing generation of new sales orders.

         Contract revenues on completed orders and fee income increased approximately 13% from $9,153,000 for the three-month period ended September 30, 2000 to $10,353,000 in the three-month period ended September 30, 2001. The increase in contract revenues is due to higher new sales orders volume and improved manufacturing and installation efficiencies which reduced cycle times to complete sales as compared to the prior year period. The number of unit installations increased approximately 12% over the prior year, and average selling price, which is affected not only by price levels but also by product mix and size of jobs installed, increased approximately 1% from the prior year period.

         Backlog of sales orders to be installed was $5,776,000 at September 30, 2001, as compared to $5,474,000 at December 31, 2000 and $5,974,000 at September 30, 2000. Fee income was $65,000 and $62,000 for the three-month periods ended September 30, 2001 and 2000, respectively.

         Gross profit was $5,917,000 or 57.2% of revenues for the three-month period ended September 30, 2001 as compared to $5,076,000 or 55.5% of revenues in the prior year period. The increase in gross profit as a percentage of revenue reflects improved manufacturing efficiencies and sales price level changes in certain of the Company products.

         Operating expenses were approximately $5,105,000, or 49.4% of revenues in the three-month period ended September 30, 2001 as compared to $4,486,000, or 49.1% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

         Branch operating expenses were approximately $380,000, or 3.7% of revenues for the three-month period ended September 30, 2001 as compared to $331,000, or 3.6% of revenues in the prior year period. Branch operating expenses, which include costs associated with each of the Company's local branch facilities including rent, telecommunications, branch administration salaries and supplies, are primarily fixed in nature. The increase in branch operating expenses is principally due to the addition of Cabinet Clad operations.

         The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company's principal marketing activities are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising and makes outbound calls to selected prospects. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, marketing expenses were approximately $2,017,000, or 19.5% of revenues for the three-month period ended September 30, 2001 as compared to $1,765,000, or 19.3% of revenues in the prior year period, and were 19.8% and 19.4% of new sales orders, respectively. The increase in marketing expenses principally reflects increased spending to generate a higher number of customer appointments and a larger mix of higher cost marketing mediums as compared to the prior year period.

         Sales expenses, which consist primarily of commissions, sales manager salaries, travel and recruiting expenses, were $1,568,000, or 15.1% of revenues in the three-month period ended September 30, 2001 as compared to $1,460,000, or 15.9% in the prior year period. The increase in sales expenses in dollar terms is due to higher sales commissions on higher revenues as compared to the prior year period.

         License fees were $268,000, or 2.6% of revenues in the in the three-month period ended September 30, 2001 as compared to $220,000, or 2.4% in the prior year period. The increase in license fees is due to the combination of higher revenues and a higher mix of revenues sold under the Century 21-license agreement as compared to the prior year period.

         General and administrative expenses were approximately $871,000 or 8.5% of revenues in the three-month period ended September 30, 2001 as compared to $710,000, or 7.9% of revenues in the prior year period. The increase in general and administrative expenses principally reflects higher salaries expenses and increases in insurance, legal, accounting and other professional fees, many of which are associated with higher costs of a public entity.

         Income tax expense was $326,000, or 3.1% of revenues for the three-month period ended September 30, 2001 as compared to $255,000, or 2.8% of revenues in the prior year period. Income tax expense in 2000 included the expected tax benefit associated with the realization of the Company's net operating loss carryforward.

         Proforma net income per share was $0.10 as compared with $0.07 for the three-month period ended September 30, 2001 and 2000, respectively. Proforma net income per share is calculated using the same number of weighted average shares for each period to more accurately reflect the Merger in February 2001 and the acquisition in July 2001, however does not give effect to a similar effective income tax rate in both periods.

         Comparison of nine-month period ended September 30, 2001 to the nine-month period ended September 30, 2000

To assist in understanding the Company's operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the nine-month period ending September 30, 2001 and 2000 respectively.

                                                   Nine-months ended             Nine-months ended
                                                    September 30, 2001            September 30, 2000
                                                    $              %              $               %
                                               ---------------------------------------------------------

    Contract revenues and fee income            $30,104,819         100.0%      $28,625,386      100.0%
    Cost of goods sold                           12,984,910          43.1        13,018,158       45.5
                                                -----------        ------       -----------      -----
    Gross profit                                 17,119,909          56.9        15,607,228       54.5
    Operating expenses:
        Branch operating                          1,105,340           3.7         1,065,167        3.7
        Sale and marketing                       10,578,776          35.1         9,735,975       34.0
        License fees                                723,156           2.4           554,336        1.9
        General and administrative                2,528,651           8.4         2,205,222        7.8
                                                -----------        ------       -----------        ---
    Operating income                              2,183,986           7.3         2,046,528        7.1
    Other income (expense), net                      35,298           0.1           (96,447)      (0.3)
                                                -----------        ------       -----------      -----
    Income before income taxes                    2,219,284           7.4         1,950,081        6.8
    Income tax                                      873,224           2.9           335,400        1.2
                                                    -------        ------       -----------      -----
    Net income                                  $ 1,346,060           4.5       $ 1,614,681        5.6
                                                -----------        ------       -----------      -----
    Net income per share                        $      0.31                     $      1.87
                                                -----------                     -----------
    Proforma net income per share               $      0.27                     $      0.32
                                                -----------                     -----------


         Income before income taxes was approximately $2,219,000 for the nine-month period ended September 30, 2001 as compared with $1,950,000 for the nine-month period ended September 30, 2000, and net income was $1,346,000 as compared with $1,615,000, respectively. Management believes that income before income taxes is a better comparison of Company operations because of a lower effective income tax rate in the prior year period resulting from a tax-net operating loss carryforward. Proforma net income per share was $0.27 as compared with $0.32 for the nine-month period ended September 30, 2001 and 2000, respectively. Proforma net income per share is calculated using the same number of weighted average shares for each period to more accurately reflect the Merger in February 2001 and the acquisition in July 2001, however does not give effect to a similar effective income tax rate in both periods.

         The Company recognizes revenue upon completion of each home improvement contract. In its customary installation cycle, new sales orders are completed in approximately 55 days from the date of sale. Contract revenues and fee income were $30,105,000 for the nine-months ended September 30, 2001 as compared to $28,625,000 in the nine-months ended September 30, 2000. The increase in revenues reflects a combination of (1) increased new sales orders volume which increased approximately 3.5% from $29,202,000 in the nine-months period ended September 30, 2000 to $30,222,000 in the nine-months period ended September 30, 2000, (2) an increase in general price levels in certain of the Companies products, and (3) improved manufacturing and installation efficiencies which reduced cycle times to complete sales orders. The number of unit installations increased 5.9% over the prior year period.

         Backlog of sales orders to be installed was $5,776,000 at September 30, 2001, as compared to $5,474,000 at December 31, 2000 and $5,974,000 at September 30, 2000. Fee income was $185,000 and $204,000 for the nine-months period ended September 30, 2001 and 2000, respectively.

         Gross profit was $17,120,000 or 56.9% of revenues for the nine-month period ended September 30, 2001 as compared to $15,607,000 or 54.5% of revenues in the prior year period. The increase in gross profit margin as a percentage of revenues is primarily the result of improved materials yields and labor efficiencies in both manufacturing and installation operations, as well as pricing level changes.

     Operating expenses were approximately $14,936,000, or 49.6% of revenues in the nine-month period ended September 30, 2001 as compared to $13,561,000, or 47.4% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

     Branch operating expenses were approximately $1,105,000, or 3.7% of revenues for the nine-month period ended September 30, 2001 as compared to $1,065,000, or 3.7% of revenues in the prior year period. Branch operating expenses, which include costs associated with each of the Company's local branch facilities including rent, telecommunications, branch administration salaries and supplies, are primarily fixed in nature.

     The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company's principal marketing activities are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising and makes outbound calls to selected prospects. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, marketing expenses were approximately $5,766,000, or 19.1% of revenues for the nine-month period ended September 30, 2001 as compared to $5,159,000, or 18.0% of revenues in the prior year period, and were 19.1% and 17.7% of new sales orders respectively. The increase in marketing expenses as a percentage of revenues and new sales orders reflects increased spending to generate a higher number of customer appointments and increased spending in higher cost marketing mediums as compared to the prior year period.

     Sales expenses, which consist primarily of commissions, sales manager salaries, travel and recruiting expenses, were $4,813,000, or 16.0% of revenues in the nine-month period ended September 30, 2001 as compared to $4,577,000, or 16.0% in the prior year period. The increase in the dollar amount of sales expenses is principally due to sales commissions on higher revenues.

     License fees were $723,000, or 2.4% of revenues in the nine-month period ended September 30, 2001 as compared to $554,000, or 1.9% in the prior year period. The increase in license fees is due to a combination of higher revenues, a higher mix of revenues sold under the Century 21-license agreement, and an increase in the license fee rate which commenced on new sales orders beginning April 1, 2000.

     General and administrative expenses were approximately $2,529,000 or 8.4% of revenues in the nine-month period ended September 30, 2001 as compared to $2,205,000, or 7.8% in the prior year period. The increase in general and administrative expenses reflects increases in employee related expenses, including salaries, bonuses and health benefits, as well as higher expenses associated with a public entity consisting primarily of insurance, legal and accounting fees. In addition, general and administrative expense for the current period includes approximately $35,000 of legal and accounting fees related to the Company's registration statement on Form S-3 covering the resale of the common stock issued to stockholders in the Merger (the "Selling Stockholders"). The Selling Stockholders may offer and sell the common stock from time to time in one or more transactions, including block transactions, at prevailing market prices or at privately negotiated prices. The Company will not receive any proceeds from the sale of common stock by the Selling Stockholders.

     Other income (expense) consists primarily of interest expense offset by interest income. Interest expenses declined approximately $109,000 from the prior year period.

     Income tax expense was $873,000 for the nine-month period ended September 30, 2001 as compared to $335,000 in the prior year period. Income taxes in 2000 included the expected tax benefit associated with the realization of the Company's net operating loss carryforward.

Liquidity and Capital Resources

     The Company has historically financed its liquidity needs through a variety of sources including cash flows from operations, proceeds from the sale of common and preferred stock, borrowing under bank credit agreements and loans from its stockholders.

     At September 30, 2001 the Company had $4,928,000 in cash, and borrowing capacity under a revolving credit facility with a bank in the amount of $600,000. Cash generated from operations was $476,000 and $394,000 for the three-month periods ended September 30, 2001 and 2000, respectively, and $1,783,000 and $1,948,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

     In February 2001 the Company completed the Merger. In connection with the Merger, the Company received approximately $1,538,000 in cash and other assets and liabilities, and paid merger expenses of $183,000. In the three-month period ended September 30, 2001, the Company received approximately $536,000 in payments related to notes and income taxes receivable which were acquired in connection with the Merger.

     On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C., a Detroit, MI based specialty product home improvement business. The purchase price was $322,450 consisting of a cash payment of $89,030, assumption of debt in the amount of $121,945, transaction expenses of $22,450 and the issuance of 23,740 shares of common stock of the Company.

     On October 1, 2001, the Company entered into an agreement with Renewal by Andersen (RbA), a wholly-owned subsidiary of the Andersen Corporation, whereby the Company will be the exclusive replacement window retailer on an installed basis for RbA in the greater Los Angeles area, including the counties of Los Angeles, Orange, Riverside, San Bernardino, San Diego, Santa Barbara and Ventura. Based upon achieving certain sales targets, RbA has committed to pursuing other territories with the Company. The Company expects that a significant amount of cash will be needed for the startup of these operations, including investment in leased showrooms, management and general infrastructure. The Company expects to begin operations in January 2002.

     On October 5, 2001, the Company acquired of all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. FCC purchases consumer credit installment sale contracts from select remodeling contractors, and negotiates commitments with banks, insurance companies, and other financial institutions for the purchase of installment sales portfolios. Under the terms of the agreement, the Company paid $1.0 million in cash and issued 971,429 shares of its common stock valued at approximately $2.6 million in exchange for all of FCC's common stock. In connection with the acquisition, the Company entered into a $3.5 million revolving line of credit with a bank. The revolving line of credit is to be utilized for the purchase of consumer credit installment sale contracts.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002, and for all business combinations completed after June 30, 2001, goodwill will not be amortized to expense but will be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

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

       On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. In connection with the acquisition, the Company issued 23,740 shares of common stock of the Company. The Company relied upon the exemption under Section 4.2 of the Securities Act of 1933 in connection with the issuance of the shares of common stock in the acquisition of Cabinet Clad.

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

Item 6.  Exhibits and Reports on Form 8K

       There were no reports filed on Form 8K during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 1, 2001 on its behalf by the undersigned, thereto duly authorized.

                                        U.S. HOME SYSTEMS, INC.



                                        By:    /s/ Murray H. Gross
                                           -------------------------------------
                                           Murray H. Gross
                                           President and Chief Executive Officer