Form 10KSB40
period 2001-12-31
US HOME SYSTEMS INC /TX
filed 2002-03-11
CIK 844789

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 0-18291

                            U.S. HOME SYSTEMS, INC.
            (Name of Small Business Issuer Specified in Its Charter)

             Delaware                                  75-2922239
       (State of Incorporation)            (I.R.S. Employer Identification No.)

 750 State Highway 121 Bypass, Suite 170                  75067
          Lewisville, Texas                            (Zip Code)
 (Address of Principal Executive Offices)

                               (214) 488-6300
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12 (b) of the Exchange Act:
                                      None

        Securities registered under Section 12 (g) of the Exchange Act:
                          $.001 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 5, 2002, 5,897,815 shares of the Issuer's $.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $20,556,863 based upon a closing sales price of $5.05 per share of Common Stock on the Nasdaq SmallCap Market.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenue for its most recent fiscal year was $40,487,307.

The following documents are incorporated by reference: Certain portions of the Issuer's Definitive Proxy Statement ("Proxy Statement") for the Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the close of the fiscal year ended December 31, 2001 are incorporated in this Form 10-KSB in Part III-Items 9, 10,11 and 12.

===============================================================================

                                            TABLE OF CONTENTS
                                            -----------------

                                                                                                Page
                                                                                                ----
PART I ............................................................................................1
  ITEM 1. BUSINESS ................................................................................1
     Introduction .................................................................................1
     Segments .....................................................................................1
        Home Improvement Segment ..................................................................2
           General Information ....................................................................2
           Direct Marketing and Sales .............................................................2
           Purchasing, Material and Installation ..................................................3
           Competition ............................................................................3
           Seasonality ............................................................................4
           Warranties .............................................................................4
           Consumer Loan Financing ................................................................4
           Employees ..............................................................................4
           Government Regulations .................................................................4
        Consumer Finance Segment ..................................................................5
           General Information.....................................................................5
           Marketing and Sales ....................................................................5
           Line of Credit..........................................................................5
           Competition ............................................................................5
           Employees ..............................................................................5
           Government Regulations .................................................................6
  ITEM 2. PROPERTIES...............................................................................6
  ITEM 3. LEGAL PROCEEDINGS........................................................................6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................6
PART II............................................................................................7
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................7
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................7
     Management's Discussion and Analysis .........................................................7
        General....................................................................................8
        Critical Accounting Policies ..............................................................8
           Allowance for Doubtful Accounts.........................................................8
           Inventory ..............................................................................8
           Finance Receivables Held for Sale ......................................................8
           Goodwill................................................................................9
           Credit Loss Reserves ...................................................................9
     Results of Operations.........................................................................9
           Comparison of year ended December 31, 2001 to the year ended December 31, 2000..........9
           Comparison of year ended December 31, 2000 to the year ended December 31, 1999.........11
     Liquidity and Capital Resources of The Company...............................................13
  ITEM 7.FINANCIAL STATEMENTS.....................................................................14
  ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE............................................................................14
PART III..........................................................................................15
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............................................15
  ITEM 10. EXECUTIVE COMPENSATION.................................................................15
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................15
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................15
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.......................................................15

                                      PART I

ITEM 1.   BUSINESS

INTRODUCTION

     U.S. Home Systems, Inc. (the "Company" or "U.S. Home") is engaged in the manufacture, design, sale and installation of quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry..

     On February 13, 2001 U.S. Home Systems, Inc., formerly known as U.S. Pawn, Inc. ("U.S. Pawn") completed a merger (the "Merger") of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. ("U.S. Remodelers") a Delaware corporation, with U.S. Remodelers surviving as a wholly owned subsidiary of the Company. U.S. Remodelers has been engaged in the manufacture, design, sale and installation of quality specialty home improvement products since 1997. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn's pawnshop operations and the settlement of all its liabilities, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. Following the Merger, the Company succeeded to the business of U.S. Remodelers.

     On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

     On October 5, 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. ("FCC"), a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. In connection with the acquisition, a newly created subsidiary of the Company was merged with and into FCC, with FCC surviving as a wholly owned subsidiary of the Company.

     The Company's principal offices are located at 750 State Highway 121 Bypass, Suite 170, Lewisville, Texas 75067, and its telephone number is (214) 488-6300. As used herein, the term "Company" includes U.S. Home Systems, Inc. and its subsidiaries. The Company's common stock is traded on the Nasdaq Small Cap Market under its symbol "USHS".

     Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that reflect management's current views, which can be identified by the use of terms such as "believes", "estimates", "plans", "expects", "anticipates", and "intends" or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from historical results or those anticipated. Many of the risks and uncertainties are beyond the control of the Company, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results, performance or achievements to differ materially from those anticipated.

SEGMENTS

     The following should be read in conjunction with the 2001 financial results of each reporting segment as detailed in Note 3, "Information About Segments", of the consolidated financial statements.

     The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. Accordingly, the Company's reportable segments have been determined based on the nature of the products offered to consumers.

HOME IMPROVEMENT SGEMENT

     GENERAL INFORMATION

     The Company is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of quality specialty home improvement products. The Company's home improvement product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility.

     Kitchen cabinet refacing is a remodeling technique in which existing cabinetry framework is retained but all exposed surfaces are changed. Under the Company's cabinet refacing system, doors, drawers, drawer fronts and drawer boxes are replaced, and all exposed cabinet surfaces are covered with matching laminate. In addition, laminate and solid surface countertops, matching valances, molding, replacement sinks, faucets, cabinet drawer boxes, add-on or replacement cabinets, space organizers, lazy susans and slide-out shelving can be provided by the Company. The Company's bathroom remodeling products include acrylic tub liners and wall surrounds, vanity cabinetry refacing and replacement vanity cabinets, bowls, faucets, commodes and shower doors. The Company purchases replacement windows and bathroom shower doors, acrylic tub liners and wall surround products from unaffiliated suppliers.

     The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "CENTURY 21(TM) Cabinet Refacing" and "CENTURY 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The license agreements provide for the Company to market, sell and install kitchen and bathroom remodeling products and replacement windows in specific geographic territories using the service marks and trademarks "CENTURY 21(TM) Cabinet Refacing" and "CENTURY 21(TM) Home Improvements". The Company also conducts its kitchen home improvement business in certain markets under the names "Facelifters(SM)" and "Cabinet Clad(SM)/.

     The Company has an agreement with Renewal by Andersen (RbA), a wholly-owned subsidiary of the Andersen Corporation. That agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater Los Angeles area, including the counties of Los Angeles, Orange, Riverside, San Bernardino, San Diego, Santa Barbara and Ventura. The agreement is for a period of five years and provides the Company with the option to renew the agreement for an additional five years. On February 7, 2002, the Company began operating in the southern California market under its agreement with RbA.

     DIRECT MARKETING AND SALES

     The Company's principal marketing activities are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising and makes outbound calls to selected prospects. The Company's call-center personnel follow prepared scripts and schedule in-home sales presentations. Outbound calls are made to homeowners whose demographic profile fall within certain criteria, including age and income of the homeowner, home value, age of home and length of residency. To maintain the efficiency of its marketing, the Company uses it's internally developed computer software to monitor responses and sales. Sales representatives utilize the Company's in-home sales presentation and sales kit, which includes a presentation book, photos, video materials, sample products and other sales materials. On a daily basis, scheduled appointments are sent from the Company's call-center to the local sales centers. The Company typically schedules two appointments per salesperson per workday, and each salesperson is required to report the result of each appointment on a daily basis. Most sales result from the initial in-home presentation. Results of in-home presentations are tabulated on a daily basis. Such information provides data upon which the Company evaluates each direct sales representative's performance in such areas as sales as a percentage of in-home presentations, cancellation rates and average dollar amounts of sales.

     PURCHASING, MATERIAL AND INSTALLATION

     Kitchen Cabinet Refacing, Custom Countertops and Cabinets . The Company
     ---------------------------------------------------------
manufactures cabinet fronts, countertops, and cabinets that are faced with high-pressure laminate or thermo foil in its 70,000 square feet manufacturing facility in Charles City, Virginia. The Company has acquired "state-of-the-art" equipment enabling the Company to manufacture thermo foil cabinet doors and drawer fronts. Raw materials used in the manufacturing and installation process, including solid surface countertops, are purchased from several suppliers at prices that are negotiated periodically. Management believes such materials are available from numerous suppliers at competitive prices.

     Replacement Windows and Bathroom Refacing Products. The Company purchases
     --------------------------------------------------
replacement windows and bathroom shower doors, acrylic tub liners and wall surround products from unaffiliated suppliers. The Company negotiates purchase prices periodically. Management believes such materials are available from numerous suppliers at competitive prices.

     Installations. Generally, within one week after a sales agreement is
     -------------
entered into, the customer's kitchen, bathroom or replacement windows are measured pursuant to the Company's specified procedures. Measurements are entered on systematized forms to facilitate manufacturing at which time cabinet refacing product orders are forwarded to the Company's manufacturing facility in Charles City, Virginia, while replacement kitchen cabinetry, window and bathroom orders are sent to the appropriate supplier. Products are usually ready for shipment within two to four weeks after receipt of an order. If necessary, replacement or service parts are usually shipped within five working days after the Company receives a request. Installation, which generally occurs approximately 55 days after the sales agreement is signed, is performed by independent skilled contractors and is usually completed within three to five days.

     Except for some warranty and other service work, contractors who meet the Company's qualifications perform all of the Company's installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation and enter into a written agreement with the Company. Contractors obtain a work order, which specifies all work to be performed pursuant to the sales agreement, and materials at the Company's branch office. Installations are generally completed within three to five workdays. Upon completion, the contractor obtains a certificate of completion from the customer and returns all documentation and excess materials to the Company. The contractor is paid by the Company upon presentation of an invoice to the Company and satisfactory completion of each job. Fees paid by the Company to the contractor for an installation are based upon an amount negotiated between the Company and the contractor. When new construction and remodeling are on the rise, recruiting of contractors becomes more challenging. The Company believes it is competitive with its compensation to its contractors and that there are an adequate number of qualified contractors available to the Company in the areas it does business.

     COMPETITION

     The remodeling industry is highly fragmented, and management believes that there are more than 200,000 companies registered as remodeling businesses nationwide. According to Qualified Remodeler, a leading industry publication, there are approximately 60 remodeling companies in the industry that generate annual revenues in excess of $10 million, and only 4 companies that generate annual revenues in excess of $100 million.

     Although the Company believes it is one of the largest enterprises engaged in the direct marketing of in-home sales and installation of kitchen cabinet and bathroom refacing products, the Company competes with numerous contractors in each of its 13 geographic territories, with reputation, price, workmanship and services being the principal competitive factors. The Company provides its customers with a full range of services, including in-home design, professional installation, financing and post-sale service. The market is primarily served by small home improvement contractors who typically do not offer in-home design or have access to financing, or large home center retailers, including Sears, Home Depot and Lowes, some of which offer similar products and services directly to consumers or through licensees, or recommend other contractors to complete installations.

     SEASONALITY

     The Company's business is subject to seasonal fluctuations and extreme winter weather conditions. In addition, recruiting of contractors to perform the Company's installation becomes more difficult when new construction and remodeling is on the rise.

     WARRANTIES

     The Company provides each customer with a 12-month limited warranty covering defective materials and workmanship and an extended limited warranty of between two to five years on its materials. The Company requires its contractors to correct defective workmanship for a 12-month period. To date, the Company has not experienced significant warranty claims.

     CONSUMER LOAN FINANCING

     The Company's customers pay for their home improvement products and services upon completion of the work. Payments are made in cash, by personal check, on MasterCard, Visa or Discovery cards, or by financing arranged by the Company.

     EMPLOYEES

     At December 31, 2001, the Company either employed or had representing its products, on a full or part-time basis, approximately 350 associates, including 140 telemarketing employees, 100 sales representatives, 50 manufacturing employees, and 60 management and administrative personnel. In addition, the Company has working arrangements with over 100 independent contracting companies. The Company believes that labor relations with its employees have been good in the past and does not expect this relationship to change.

     GOVERNMENT REGULATIONS

     Generally, the Company's activities and the activities of its sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement contractors, and zoning regulations. The Company's operations are also subject to a Federal Trade Commission rule, which provides for a "cooling off" period for in-home sales. This rule requires an in-home seller to inform the buyer of his right to cancel the transaction at any time prior to midnight of the third business day after the date of the sales transaction. All states have a similar version of this rule. Many states have (but the states in which the Company currently conducts retail business have not) supplemented this rule by extending the time period in which the buyer may cancel. The Company has procedures designed to comply with such laws and regulations. The Company does not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to it business operations.

CONSUMER FINANCE SEGMENT

     GENERAL INFORMATION

     The Company is engaged, through its wholly owned subsidiary, First Consumer Credit, Inc., in providing consumer financing to the home improvement and remodeling industry. FCC purchases consumer credit installment sale contracts from select remodeling contractors, including installment sales contracts originated by the Company's home improvement operations. FCC negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. In most cases, FCC retains the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the contracts generates both fee income and recurring income. As a result of its ability to purchase and service its own portfolios, FCC enables qualified contractors to originate a broad range of credit products that are not otherwise available to contractors utilizing only traditional sources for home improvement financing. FCC currently provides servicing on nearly 4,000 of these accounts, operating in 36 states within the continental United States.

     FCC currently sells all of its installment sales contract portfolios to two purchasers, a financial institution and an insurance company. The Company believes that multiple sources exist for the purchase of installment sale contract portfolios.

     FCC has limited credit risks associated with certain of its portfolio sales to a financial institution. In this respect, if credit losses exceed certain thresholds over specified periods of time, FCC must reimburse the financial institution for the excess credit losses, up to a specified maximum, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution is required to reimburse FCC for credit losses less than the specified thresholds, up to a specified maximum.

     MARKETING AND SALES

     FCC's principal marketing and sales activities are conducted by sales representatives. FCC calls upon prospective contractors and places a limited amount of advertising, typically through related trade organization publications.

     LINE OF CREDIT

     FCC has a revolving line of credit with a financial institution that allows borrowings up to $3,500,000. The proceeds from the line of credit are utilized to purchase installment sales contracts. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of installment sales contracts. FCC typically holds a portfolio of installment sales contracts a minimal period of time before portfolios are accumulated and sold. The Company believes that the existing line of credit is sufficient for FCC's operations as currently conducted. The revolving line of credit matures March 1, 2003.

     COMPETITION

     FCC operates in a niche segment of the home improvement consumer finance industry. FCC competes with numerous financial institutions, including local and regional banks, and other financial lending sources such as Key Funding and Conseco, most of which are much larger and have significantly more resources than the Company.

     EMPLOYEES

     At December 31, 2001, FCC employed approximately 29 associates. The Company believes that labor relations with its employees have been good in the past and does not expect this relationship to change.

     GOVERNMENT REGULATIONS

     Generally, FCC's activities are subject to various federal and state credit and lending regulations governing installment sales and credit transactions, including the Truth In Lending Act, Real Estate Settlement Procedures Act and the Home Owners Equity Protection Act. The Company has procedures designed to comply with such laws and regulations. The Company does not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to it business operations.

ITEM 2.   PROPERTIES

     All of the Company's facilities are leased, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. At December 31, 2001 the Company had under lease 13 sales and installation offices, two consumer finance offices, one call-center and its corporate headquarters. The Company's manufacturing facility at Charles City, Virginia is under a capital lease with a 15-year lease term and an option to purchase the property at the end of the lease term for nominal consideration. All of the Company's leases, other than the Charles City, Virginia facility, are for terms of five years or less. The Company's leased properties are:

         Location                                       Purpose
-----------------------------              ------------------------------------
 Lewisville, Texas                           Corporate headquarters
 Boston, Massachusetts                       Sales and installation center
 Chicago, Illinois                           Sales and installation center
 Cleveland, Ohio                             Sales and installation center
 Delran, New Jersey                          Sales and installation center
 Denver, Colorado                            Sales and installation center
 Detroit, Michigan                           Sales and installation center
 Lanham, Maryland                            Sales and installation center
 Long Island, New York                       Sales and installation center
 Los Angeles, California                     Sales and installation center
 Minneapolis, Minnesota                      Sales and installation center
 Randolph, New Jersey                        Sales and installation center
 Torrance, California                        RbA sales and installation center
 Detroit, Michigan                           Cabinet Clad sales
                                                and installation center
 Dallas, Texas                               FCC headquarters
 Springhill Lake, Maryland                   FCC branch office
 Boca Raton, Florida                         Call-center
 Charles City, Virginia                      Manufacturing

ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the Nasdaq SmallCap Market ("NASDAQ") under the symbol "USPN" from May 10, 1989 until February 14, 2001. On February 15, 2001, in connection with the Merger, the Company effected a one share for four shares reverse split of its common stock and changed its symbol to "USHS". On March 5, 2002, the closing sales price for the Company's Common Stock was $5.05 per share.

     The following table sets forth for the quarters indicated, the range of high and low sales prices of the Company's Common Stock as reported by NASDAQ and are adjusted for the one share for four share reverse stock split of February 15, 2001

                                                    Common Stock
                                             ---------------------------
 By Quarter Ended                                High          Low
----------------------------------------     -----------   -------------
 Fiscal 2002
----------------------------------------

 January 1 through March 5, 2002                 $5.35         $4.10

 Fiscal 2001
----------------------------------------
 December 31, 2001                               $4.79         $2.56
 September 30, 2001                              $3.80         $2.45
 June 30, 2001                                   $4.05         $3.00
 March 31, 2001                                  $5.50         $3.12

 Fiscal 2000
----------------------------------------
 December 31, 2000                                $6.00        $2.88
 September 30, 2000                               $6.00        $3.24
 June 30, 2000                                    $5.56        $2.00
 March 31, 2000                                   $6.00        $4.00

     As of March 1, 2002, the Company had approximately 1,000 stockholders of record. The Company has not declared any dividends on its Common Stock to date. The Company has not paid any cash dividends on its common stock in 2001, 2000 and 1999. The Company intends to retain all of its earnings to its operations and does not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends on its common stock in the future will depend on its future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.

     Transfer Agent and Registrar

     The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

     Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that reflect management's current views, which can be identified by the use of terms such as "believes", "estimates", "plans", "expects", "anticipates", and "intends" or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results, performance or achievements to differ materially from historical results or those anticipated. Many of the risks and uncertainties are beyond the control of the Company, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results, performance or achievements to differ materially from those anticipated.

GENERAL

     The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company's consumer finance business was established in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc., a Dallas-based consumer finance company specializing in the home improvement and remodeling industry.

     On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

     Operations of the acquired business are included in the accompanying consolidated financial statements from their respective dates of acquisition.

     The following should be read in conjunction with the Company's audited financial statements for year ended December 31, 2001, 2000 and 1999, and the notes to the financial statements included therein.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company provides an allowance for doubtful accounts receivable based upon specific identification of problem accounts, expected future default rates and historical default rates. If the financial condition of the Company's customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required.

     INVENTORY

     Inventory (consisting of raw materials and work-in-process) is carried at the lower of cost (determined by the first-in, first-out method) or market. The Company provides a reserve for lower of cost or market and excess, obsolete and slow moving inventory based on specific identification of problem inventory products, expected sales volume, historical sales volume and trends in pricing. If any estimates were to change, additional reserves may be required.

     FINANCE RECEIVABLES HELD FOR SALE

     Finance receivables held for sale are carried at the lower of cost or market. The carrying amounts of finance receivables held for sale typically approximate fair value due to the short period of time they are held by the Company (i.e. three months or less). However, if the Company's ability to sell finance receivables at favorable terms was to deteriorate, a lower of cost or market reserve may be required.

     GOODWILL

     The purchase price allocations related to Cabinet Clad, L.L.C. and FCC were performed in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangibles". In accordance with these statements, goodwill is not amortized to expense but the Company will have to analyze goodwill for impairment issues during the first six months of 2002 and on a periodic basis thereafter.

     CREDIT LOSS RESERVES

     The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, if credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements with the financial institution. The Company has estimated that at December 31, 2001, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $150,000 at December 31, 2001. If credit losses were to exceed current estimates, additional reserves may be required.

RESULTS OF OPERATIONS

     To assist in understanding the Company's consolidated operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the years ended December 31, 2001, 2000 and 1999 respectively.

                                                 Year Ended December 31,
                                           --------------------------------
                                                2001       2000     1999
                                           --------------------------------

Revenues                                        100.0%     100.0%   100.0%
Cost of goods sold                               42.7       45.3     44.2
Gross profit                                     57.3       54.7     55.8
Operating expenses:
   Branch operating                               3.7        3.8      4.4
   Sale and marketing                            34.3       34.1     40.4
   License fees                                   2.2        2.0      1.6
   General and administrative                    10.1        7.8      7.6
Operating income                                  7.0        7.0      1.8
Other income (expense), net                       -          (.3)     (.9)
Income before income taxes                        7.0        6.7       .9
Income tax                                        2.7        1.2      -
Net income                                        4.3        5.5       .9

Net income per share - basic and diluted         $0.36      $2.42    $0.26

Unaudited proforma net income per share-basic
and diluted                                      $0.29      $0.34    $0.03

     Comparison of year ended December 31, 2001 to the year ended December 31, 2000 Consolidated revenues increased approximately $2,833,000, or 7.5%, to $40,487,000 for the year ended December 31, 2001 as compared to $37,654,000 for the year ended December 31, 2000. Income before income taxes was approximately $2,837,000 for the year ended December 31, 2001, an increase of 12.4% from $2,524,000 for the year ended December 31, 2000. Net income was $1,727,000 as compared with $2,084,000, respectively. Management believes that income before income taxes is a better comparison of Company operations because of a lower effective income tax rate in the prior year period resulting from a tax-net operating loss carryforward. Unaudited proforma net income per share was $0.29 as compared with $0.34 for the year ended December 31, 2001 and 2000, respectively. Unaudited proforma net income per share is calculated using the same number of weighted average shares for each period to more accurately reflect the Merger and reverse stock split in February 2001, and the acquisitions in July and October 2001, however does not give effect to a similar effective income tax rate in both periods. If a similar effective income tax rate were applied to the year ended December 31, 2000, the unaudited proforma net income per share would have been $0.25 per share.

     Contract revenues and fee income from home improvement sales were $39,694,000 for the year ended December 31, 2001 as compared to $37,654,000 for the year ended December 31, 2000. The increase in revenues reflects a combination of increased new sales order volume in the Company's bathroom refacing and replacement windows products, higher average selling prices resulting from an increase in general price levels, and reduction in the cycle time to complete installation of sales orders. New sales orders were $38,610,000 for the year ended December 31, 2001 as compared to $37,669,000 in the prior year. Following the tragedy of the September 11, 2001 attack on the World Trade Center, new sales orders were initially adversely effected, however, except for the New York metropolitan area, the generation of new sales orders have substantially returned to their prior levels. The Company's installation cycle of new sales orders, from the date of sale to completion of installation, has been reduced to approximately 55 days and resulted from manufacturing and installation process enhancements. The number of unit installations completed increased 6.8% over the prior year. Fee income was $247,000 and $265,000 for the years ended December 31, 2001 and 2000, respectively. Backlog of sales orders to be installed was $4,637,000 at December 31, 2001 as compared to $5,474,000 at December 31, 2000.

     Revenues from the consumer finance segment were $793,000 for the period ended December 31, 2001, including $580,000 from portfolio sales and $213,000 from servicing fees and interest income earned on finance receivables.

     Gross profit for the home improvement segment was $22,392,000, or 56.4% of related segment revenues for the year ended December 31, 2001 as compared to $20,585,000, or 54.7% of revenues in the prior year period. The increase in home improvement gross profit margin as a percentage of revenues is primarily due to process enhancements and material yields in the Company's manufacturing and installations operations, as well as higher average selling prices resulting from an increase in general price levels.

     All expenses associated with acquiring, servicing and selling installment sales contract portfolios of the consumer finance segment are included in operating expenses and consequently gross profit from consumer financing operations is equal to its revenues.

     Consolidated operating expenses were approximately $20,370,000, or 50.3% of consolidated revenues for the year ended December 31, 2001 as compared to $17,967,000, or 47.7% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

     Branch operating expense includes costs associated with each of the Company's local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,478,000, or 3.7% of segment revenues as compared to $1,424,000, or 3.8% of segment revenues for the year ended December 31, 2001 and 2000, respectively.

     The Company's home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, marketing expenses for home improvement operations were approximately $7,582,000, or 19.1% of segment revenues for the year ended December 31, 2001 as compared to $6,731,000, or 17.9% of revenues for the prior year, and were 19.1% and 17.9% of new sales orders respectively. The increase of marketing expense as a percentage of segment revenues and new sales orders is principally due to lower sales efficiencies combined with a higher cost to acquire a new customer appointment as compared to the prior year.

     Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $6,293,000, or 15.9% of segment revenues for the year ended December 31, 2001 as compared to $6,111,000, or 16.2% of revenues in the prior year. The increase in the dollar amount of sales expenses reflects increased sales commissions on higher revenues, as well as increased sales management salaries.

     License fees were $875,000, or 2.2% of home improvement segment revenues for the year ended December 31, 2001 as compared to $772,000, or 2.0% of revenues in the prior year. The increase in license fees is due to the mix of the Company's business sold under the Century 21-license agreement as compared to that sold under the Facelifters and Cabinet Clad brand names.

     General and administrative expenses were approximately $4,131,000, or 10.1% of consolidated revenues for the year ended December 31, 2001 as compared to $2,930,000 or 7.8% of revenues in the prior year. The increase in general and administrative expenses reflects increases in employee related expenses, including salaries, bonuses and health benefits, as well as higher expenses associated with a public entity consisting primarily of insurance, legal and accounting fees. General and administrative expenses related to the Company's consumer finance segment were approximately $583,000 for the period ended December 31, 2001.

     Other income (expense) consists primarily of interest expense offset by interest income. Interest expense declined approximately $101,000 from the prior year resulting from lower interest rates under the Company's credit facilities and the retirement of certain debt in the year ended December 31, 2000.

     Income taxes were $1,110,000 for the year ended December 31, 2001 as compared to $440,000 for the year ended December 31, 2000. Income taxes in 2000 included a tax benefit associated with the realization of the Company's net operating loss carryforward.

     Comparison of year ended December 31, 2000 to the year ended December 31, 1999. Contract revenues and fee income were $37,654,000 for the year ended December 31, 2000 as compared to $33,036,000 in the year December 31, 1999. The increase in revenues reflects a combination of increased new sales order volume, higher average selling prices resulting from an increase in general price levels and a product mix of higher priced components in its kitchen cabinet refacing product line, and improvement in manufacturing and installation efficiencies as compared to the prior year. Fee income was $265,000 and $169,000 for the years ended December 31, 2000 and 1999, respectively.

     New sales orders were $37,669,000 in the year ended December 31, 2000, including $1,721,000 from bathroom remodeling products, a product line which the Company introduced in February 2000, and $34,398,000 in the year ended December 31, 1999. Including bathroom remodeling products, the number of unit installations completed increased 3.5% over the prior year, and average selling price, which is affected not only by price levels but also by product mix and size of jobs installed, increased approximately 10.5% from the prior year period. Backlog of sales orders to be installed was $5,474,000 at December 31, 2000 as compared to $5,194,000 at December 31, 1999.

     Gross profit for the year ended December 31, 2000 was approximately $20,585,000 or 54.7% of revenues as compared to $18,434,000 or 55.8% of revenues in the prior year. The decline in gross profit margin as a percentage of revenues is primarily due to mix of products installed and higher materials and installation labor costs. In February 2000, the Company introduced its bathroom remodeling product line. Bathroom remodeling products typically have a lower gross profit margin than other products offered by the Company. As a result of the newness of the bathroom product line, the Company had initially experienced installation difficulties and higher material usage of its bathroom products. The Company subsequently implemented certain installation programs resulting in improvement in the gross profit margins on bathroom products. In addition, the Company had experienced increases in certain raw materials and installation labor costs across all its product lines. The Company utilizes contractors to complete installations and has experienced increases in contractor labor rates resulting from competitive pressures which management attributed to strong economic conditions and low unemployment levels in the markets in which it operates. Management has initiated certain manufacturing and installation programs, as well as sales price level changes, to improve its gross profit margin.

     Operating expenses were approximately $17,967,000, or 47.7% of revenues in the year ended December 31, 2000 as compared to $17,834,000, or 54.0% of revenues in the prior year. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

     Branch operating expenses were approximately $1,424,000, or 3.8% of revenues for the year ended December 31, 2000 as compared to $1,469,000, or 4.4% of revenues in the prior year. Branch operating expenses, which include costs associated with each of the Company's local branch facilities including rent, telecommunications, branch administration salaries and supplies, are primarily fixed in nature, and, as such, decreased as a percentage of revenues due to the increased revenues level during the period.

     The business of the Company is characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company's principal marketing activities are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising and makes outbound calls to selected prospects. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, marketing expenses were approximately $6,731,000, or 17.9% of revenues for the year ended December 31, 2000 as compared to $7,595,000, or 23.0% in the prior year, and were 17.9% and 22.1% of new sales orders respectively. The reduction of marketing expenses as a percentage of revenues and new sales orders is principally due to adjustments in its television, print media and other marketing efforts, which in the aggregate, resulted in a 17.7% reduction in the cost to acquire a new customer appointment as compared to the prior year. In connection with the Company's introduction of replacement windows products in January 1999, the Company's initial advertising promotion did not generate the expected level of new sales orders. Consequently, marketing expenses as a percentage of new orders for the year ended December 31, 1999 was adversely effected.

     Sales expenses, which consist primarily of commissions, sales manager salaries, travel and recruiting expenses, were $6,111,000, or 16.2% of revenues in the year ended December 31, 2000 as compared to $5,747,000 or 17.4% of revenues in the prior year. The increase in the dollar amount of sales expenses is largely the result of sales commissions on higher revenues, offset by reduced sales management overhead. In the prior year period, the Company added sales management in certain of its branches to facilitate the growth of its replacement window product sales. Subsequently, the Company eliminated these positions and returned to its prior sales management structure. Sales expenses as a percentage of revenues declined principally due to lower fixed selling expenses combined with a higher revenue base.

     License fees were $772,000, or 2.0% of revenues in the year ended December 31, 2000 as compared to $527,000, or 1.6% of revenues in the prior year. The increase in license fees is due to the mix of the Company's business sold under the Century 21-license agreement as compared to that sold under the Facelifters brand name, and an increase in the license fee rate, which became effective April 1, 2000.

     General and administrative expenses were approximately $2,930,000 or 7.8% of revenues in the year ended December 31, 2000 as compared to $2,495,000 or 7.6% of revenues in the prior year. General and administrative expenses increased principally due higher salaries and bonuses over the prior year.

     Other income (expense) consists primarily of interest expense offset by interest income. As a result of the Company's improved operating performance, it retired certain debt and reduced its interest expense by approximately $124,000 as compared to the prior year period.

     Income taxes were $440,000 for the year ended December 31, 2000 as compared to $19,000 for the year ended December 31, 1999. Income taxes in 2000 included a tax benefit associated with the realization of the Company's net operating loss carryforward which was fully reserved at December 31, 1999

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     The Company has historically financed its liquidity needs through a variety of sources including proceeds from the sale of common and preferred stock, borrowing under bank credit agreements, and cash flows from operations. At December 31, 2001, the Company had $4,944,000 in cash and borrowing capacity under a certain revolving credit facility in the amount of $600,000. Cash generated from operations was $1,815,000, $2,292,000 and $836,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During the year ended December 31, 2001, the Company completed the Merger, the acquisition of Cabinet Clad, and the acquisition of FCC. In the aggregate, net of cash acquired, the Company utilized approximately $674,000 of cash to complete the transactions. Including these transactions, the Company utilized approximately $2,937,000 of cash for investing activities, inclusive of $379,000 for capital expenditures which consisted primarily of computer hardware and software. The Company received approximately $3,695,000 of cash in financing activities, inclusive of proceeds from the Company's credit facilities and $1,537,000 of cash in the Merger. In 2001, the Company paid $160,000 for the redemption of 16,000 shares of the redeemable preferred stock, and paid dividends of $174,000 on such securities.

     In connection with the acquisition of FCC, FCC entered into an agreement with a financial institution for a revolving line of credit that allows borrowings up to $3,500,000. The proceeds from the line of credit are utilized to purchase installment sales contracts. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of installment sales contracts. The Company typically holds a portfolio of installment sales contracts a minimal period of time before portfolios are accumulated and sold. The Company believes that the existing line of credit is sufficient for FCC's operations as currently conducted. Interest on the line of credit is payable monthly at LIBOR plus 2.6%. The line of credit matures March 1, 2003. The line of credit is secured by substantially all of the assets of FCC, and the Company is guarantor. At December 31, 2001, the Company had outstanding borrowings of $2,506,536 under the line of credit.

     During the year ended December 31, 2000, the Company utilized $1,090,000 to prepay loans to certain stockholders some of whom are also directors, $321,000 for the redemption of 24,000 shares of the redeemable preferred stock, and dividends on such securities pursuant to the terms of the redeemable preferred stock, and approximately $534,000 for the payment of other financing obligations. Capital expenditures, consisting primarily of manufacturing and computer equipment, were $57,000 for the year ended December 31, 2000.

     In April 2000, the Company entered into an agreement with a financial institution (the "Loan Agreement") consisting of a $516,666 secured term note (the "Term Note") and a revolving credit facility that allows borrowings up to $600,000 (the "Revolving Credit Facility"). Proceeds from the Term Note were used to retire an existing term loan. Concurrent with this refinancing, the Company utilized $315,000 of internally generated funds to retire an existing revolving credit facility. Interest on the Term Note, as amended, is payable monthly at the Prime Rate. Borrowings and required payments under the Revolving Credit Facility are based upon an asset formula involving accounts receivable and inventory. The Revolving Credit Facility, as amended, matures April 1, 2003. Interest on the Revolving Credit Facility is payable monthly at LIBOR plus 2.6%. At December 31, 2001 and 2000, the Company had no outstanding borrowings under the Revolving Credit Facility and, based upon the terms of the agreement, had a borrowing capacity of $600,000. The Loan Agreement is secured by substantially all of the assets of U.S. Remodelers, and the Company is guarantor.

     On October 12, 1999 the Company issued 208,333 shares of common stock in a private transaction to certain directors, officers and employees of the Company for an aggregate consideration of approximately $1,000,000. The proceeds were utilized for general corporate working capital requirements

     The Company believes that it will have sufficient reserves to meet its anticipated working capital needs for the business as currently conducted for the next twelve months. However, the Company anticipates that it will need additional working capital to fund its business strategy including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair the Company's ability to achieve its business strategy. There can be no assurance that the Company will have sufficient funds or successfully achieve its plans to a level that will have a positive effect on its results of operations or financial condition. The ability of the Company to execute its growth strategy is contingent upon sufficient capital as well as other factors, including its ability to further increase consumer awareness of its products by advertising, its ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, its ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond the control of the Company. Even if the Company's revenues and earnings grow rapidly, such growth may significantly strain the Company's management and its operational and technical resources. If the Company is successful in obtaining greater market penetration with its products, the Company will be required to deliver increasing volumes of its products to its customers on a timely basis at a reasonable cost to the Company. No assurance can be given that the Company can meet increased product demand or that the Company will be able to satisfy increased production demands on a timely and cost- effective basis. There can be no assurance that the Company's growth strategy will be successful, and if one or more of the component parts of the Company's growth strategy is unsuccessful, there can be no assurance that such lack of success will not have a material adverse effect on the Company's financial condition.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In connection with the Merger, the independent accountants for the Company resigned with the consent of the Company and were replaced by Ernst & Young LLP, Dallas, Texas. Ernst & Young LLP have audited the financial statements of U.S. Remodelers since 1997. The Board of Directors of the Company approved the engagement of Ernst & Young LLP as the new independent auditors for the Company. The former accountants of the Company, Ehrhardt, Keefe, Steiner and Hottman, P.C., were not dismissed nor asked to resign by the Company as a result of any disagreements or any matter of accounting principle or practices or financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 Exhibit
 Number                             Description of Exhibit
--------  --------------------------------------------------------------------------------------------------------
2.1*       Asset Purchase Agreement dated September 29, 2000 between U.S. Pawn, Inc., a Colorado corporation ("Seller"), and Pawn-One, Inc., a Colorado corporation
           ("Buyer") (schedules and exhibits omitted)

2.2+       Amendment dated as of January 16, 2001 to the Asset Purchase Agreement between U.S. Pawn, Inc. and Pawn-One, Inc. dated as of September 29, 2000

2.3+       Excluded Asset Purchase Agreement and Bill of Sale dated as of February 1, 2001 between U.S. Pawn, Inc.
           and Pawn-One, Inc.

2.4+       Closing letter dated February 1, 2001 in connection with the Asset Purchase Agreement as referenced in
           Exhibit 2.1 herein

2.5+       Assignment and Assumption Agreement dated as of February 1, 2001 between Pawn-One
           Incorporated and U.S. Pawn, Inc.

2.6**      Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of
           November 3, 2000 (schedules and exhibits omitted)

2 7+       Certificate of Merger of U.S. Remodelers, Inc. into U.S. Pawn Acquisition Corp., Inc., a wholly-
           owned subsidiary of U.S. Pawn, Inc. as filed on February 13, 2001 with Delaware Secretary of
           State

 Exhibit
 Number                            Description of Exhibit
--------  --------------------------------------------------------------------------------------------------
2.8+       Certificate of Merger of U.S. Pawn, Inc. into U.S.   Home Systems, Inc., effecting   a
           reincorporation of U.S. Pawn, Inc. from the State of Colorado to the State of Delaware as filed with the Delaware Secretary of State on February 15, 2001

2.9+       Articles of Merger of U.S. Pawn, Inc., a Colorado corporation, and U.S. Home Systems, Inc., a
           Delaware corporation, whereby U.S. Pawn merged into U.S. Home Systems, effecting a reincorporation of U.S. Pawn to the State of Delaware and changing its name from U.S. Pawn,
           Inc. to U.S. Home Systems, Inc. as filed with the Secretary of State of Colorado on February 13,
           2001

2.10+      Closing letter dated February 13, 2001 between U.S. Remodelers, Inc. and U.S. Pawn, Inc.
           relating to the Agreement and Plan of Merger between the parties referenced in Exhibit 2.6 herein

2.11+      Agreement and Plan of Merger dated February 13, 2001 between U.S. Pawn, Inc. and U.S. Home
           Systems, Inc.

2.12+++    Agreement and Plan of Merger (the "Agreement") by and between Home Credit Acquisition, Inc.
           ("Sub"), U.S. Home Systems, Inc. ("USHS") and First Consumer Credit, LLC ("FCC LLC") and
           its members, dated September 28, 2001 (schedules and exhibits omitted and will be furnished to the Commission upon request).

2.13+++    Certificate of Conversion of First Consumer Credit, Inc. dated October 2, 2001 with corresponding Articles of Conversion and exhibits attached, including Articles of Incorporation of First Consumer Credit, Inc. ("FCC Inc.")

2.14+++    Certificate of Merger of Sub into FCC Inc. dated October 5, 2001 with corresponding Articles of
           Merger attached.

3.1+       Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of
           Delaware on January 5, 2001

3.2+       Bylaws of U.S. Home Systems, Inc.

4.1+       Common Stock specimen - U.S. Home Systems, Inc.

10.1+      Promissory Note in the principal amount of $210,000 dated February 1, 2001 payable to the order of U.S. Pawn, Inc. by Pawn-One Incorporated

10.2+      Promissory Note dated February 1,2 001 in the principal amount of $90,000 payable to U.S.
           Pawn, Inc. by Pawn-One Incorporated

10.3+      Registration Rights Agreement dated February 13, 2001 by and among U.S. Pawn, Inc. and the shareholders of U.S. Remodelers, Inc.

10.4+      Escrow Agreement effective February 13, 2001 among U.S. Pawn, Inc., U.S. Remodelers, Inc., the shareholders of U.S. Remodelers, Inc. and Corporate Stock Transfer, as Escrow Agent

10.5++     Selling Stockholder Agreement dated June 6, 2001 between U.S. Home Systems, Inc. and each
           Selling Stockholder

10.6+++    Asset Purchase Agreement between FCC LLC and Sub dated October 1, 2001.

10.7+++    Employment Agreement effective as of October 2, 2001 between FCC Inc. and James D.
           Borschow ("Borschow").

10.8+++    Escrow Agreement effective as of October 2, 2001 between FCC Inc. and all of the former shareholders of FCC Inc, USHS, and Corporate Stock Transfer ("Escrow Agent").

 Exhibit
 Number                         Description of Exhibit
--------  -------------------------------------------------------------------------------------------------
10.9+++    Retail Installment Contract Origination and Indemnification Agreement effective as of October 2,
           2001 by and among First Savings Bank ("FSB"), FCC Inc. and USHS.

10.10+++   Borschow Escrow Agreement effective as of October 2, 2001 among Borschow, USHS and
           Escrow Agent.

10.11+++   FSB Agreement effective as of October 2, 2001 among FSB, Richard J. Driscoll, USHS and
           Escrow Agent.

10.12+++   Amendment 2001-1 dated October 1, 2001 to the 2000 Loan Purchase and Servicing Agreement
           dated May 11, 2000 between FCC LLC, USHS and Bank One, N.A.

10.13+++   Amendment 2001-1 dated October 1, 2001 to the 2001 Loan Purchase and Servicing Agreement
           dated July 31, 2001 between FCC LLC, USHS and Bank One, N.A.

10.14***   Loan Agreement dated October 2, 2001 between FCC and The Frost National Bank ("Frost").

10.15***   Revolving Promissory Note dated October 2, 2001 in the principal amount of $3,500,000 payable to Frost by FCC.

10.16***   Security Agreement dated October 2, 2001 between FCC as debtor and Frost as secured party.

10.17***   Guaranty Agreement dated October 2, 2001 executed by USHS to secure payment of $3,500,000
           Frost Revolving Promissory Note.

10.18***   Arbitration and Notice of Final Agreement dated October 2, 2001 between Frost, FCC and
           USHS.

22.1***    Subsidiaries of the Company

23.1***    Consent of Ernst & Young LLP

-------------------------
*Previously filed as Exhibit A to the Company's Proxy Statement dated December
   18, 2000 which is incorporated herein by reference.
**Previously filed as Exhibit B to the Company's Proxy Statement dated December
   18, 2000 which is incorporated herein by reference.
+Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 which was filed with the Commission on April 2, 2001 and is incorporated herein by reference.
++Previously filed as an exhibits to the Company's Registration Statement on Form S-3 which was declared effective by the Commission on July 6, 2001, and is incorporated herein by reference.
+++Previously filed as an exhibit to the Company's Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and is incorporated herein by reference.
***Filed herewith.

(b)  Reports on Form 8-K:

     During the last quarter of 2001, the Company filed one report on Form 8-KSB. On October 13, 2001, the Company reported the Asset Sale and Merger on Form 8-K.

                 INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Report of Independent Auditors ..................................     F-2

Audited Consolidated Financial Statements

        Consolidated Balance Sheets .............................     F-3

        Consolidated Statements of Operations ...................     F-4

        Consolidated Statements of Stockholders' Equity .........     F-5

        Consolidated Statements of Cash Flows ...................     F-6

Notes to Consolidated Financial Statements ......................     F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
U.S. Home Systems, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Systems, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                Ernst & Young LLP

Fort Worth, Texas
February 22, 2002

                            U.S. HOME SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31
                                                                                  -----------
Assets                                                                        2001            2000
                                                                              ----            ----
Current assets:
  Cash and cash equivalents, including restricted cash of $156,809 at
   December 31, 2001                                                      $ 4,944,050     $ 2,371,347
 Finance receivables held for sale                                          2,591,699
 Accounts receivable, net                                                     710,760         774,736
 Notes receivable                                                              33,790               -
 Commission advances                                                          266,868         332,815
 Inventory                                                                    978,534       1,289,485
 Prepaid expenses                                                             253,361         180,151
 Deferred income taxes                                                         75,164          78,091
                                                                       ---------------------------------
Total current assets                                                        9,854,226       5,026,625

Finance receivables held for investment                                        66,706               -
Property, plant, and equipment, net                                         1,770,525       1,777,910
Goodwill                                                                    4,066,270               -
Other assets                                                                  126,873         248,487
                                                                        --------------------------------
Total assets                                                              $15,884,600     $ 7,053,022
                                                                        ================================
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                         $ 1,383,283     $   877,057
 Revolving line of credit                                                   2,506,536               -
 Customer deposits                                                            845,949         767,087
 Accrued wages, commissions, and bonuses                                      697,224         612,496
 Federal, state, and local taxes payable                                      103,965         342,133
 Current portion of long-term debt                                            181,618         164,192
 Current portion of long-term capital lease obligations                        83,664         134,974
 Other accrued liabilities                                                    542,201         490,903
                                                                        --------------------------------
Total current liabilities                                                   6,344,440         388,842

Long-term debt, net of current portion                                        268,565         364,191
Long-term capital lease obligations, net of current portion                   458,950         539,655

Commitments and contingencies

Mandatory redeemable preferred stock - $0.01 par value, 32,000 and
 48,000 shares issued and outstanding at December 31, 2001 and
 December 31, 2000, respectively, liquidation value $10 per share             320,000         480,000

Stockholders' equity:
 Preferred stock - $0.01 par value, 100,000 shares authorized,
   32,000 and 48,000 mandatory redeemable preferred shares
   outstanding, respectively                                                        -               -
Preferred stock - $0.001 par value, 1,000,000 shares authorized, no
   shares outstanding                                                               -               -
Common stock - $0.001 par value, 30,000,000 shares authorized,
   5,897,815 shares issued and outstanding at December 31, 2001                 5,898               -
Common stock - $0.01 par value, 14,900,000 shares authorized,
   833,333 shares issued and outstanding at December 31, 2000                       -           8,333
 Additional capital                                                         6,367,810       1,836,171
 Retained earnings                                                          2,118,937         435,830
                                                                        --------------------------------
Total stockholders' equity                                                  8,492,645       2,280,334
                                                                        --------------------------------
Total liabilities and stockholders' equity                                $15,884,600     $ 7,053,022
                                                                        ================================

See accompanying notes.

                            U.S. HOME SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year ended December 31
                                                               2001             2000             1999
                                                        ---------------------------------------------------

Contract revenues                                          $39,447,707     $  37,388,836      $32,867,237
Revenue from loan portfolio sales                              580,019                 -                -
Other revenues                                                 459,581           265,163          168,488
                                                        ---------------------------------------------------
Total revenues                                              40,487,307        37,653,999       33,035,725

Cost of goods sold                                          17,302,740        17,069,198       14,602,001
                                                        ---------------------------------------------------
Gross profit                                                23,184,567        20,584,801       18,433,724

Operating expenses:
   Branch operating                                          1,478,149         1,423,845        1,469,264
   Sales and marketing                                      13,885,083        12,841,586       13,341,729
   License fees                                                875,232           771,700          526,940
   General and administrative                                4,131,398         2,929,501        2,495,370
                                                        ----------------------------------------------------
Income from operations                                       2,814,705         2,618,169          600,421

Other income (expense), net                                     22,164          (94,232)         (289,342)
                                                        -----------------------------------------------------

Income before income taxes                                   2,836,869         2,523,937          311,079
Income taxes                                                 1,109,762           440,274           18,658
                                                        -----------------------------------------------------
Net income                                                 $ 1,727,107     $   2,083,663         $292,421
                                                        =====================================================

Net income per common share - basic and diluted            $      0.36     $        2.42      $       .27
                                                        ======================================================
Weighted average common shares outstanding                   4,677,082           833,333          670,662
                                                        ======================================================

Unaudited proforma net income per share (see Note 19):
   Proforma net income per share - basic and diluted       $      0.29     $        0.34      $       0.03
                                                        ======================================================
   Proforma weighted average shares                          5,897,815         5,897,815         5,897,815
                                                        ======================================================

See accompanying notes.

                            U.S. HOME SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       U.S. Home Systems           U.S. Remodelers
                                           Common Stock             Common Stock        Additional     Retained  Total Stockholders
                                       Shares        Amount      Shares      Amount      Capital       Earnings         Equity
                                   ------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  -     $      -     625,000    $ 6,250    $1,027,640    $(1,926,254)   $ (892,364)
   Accrued dividends -
     mandatory redeemable
     preferred stock                          -            -           -          -       (76,000)             -       (76,000)
   Accretion on mandatory
     redeemable preferred stock               -            -           -          -       (38,862)             -       (38,862)
   Issuance of common stock                   -            -     208,333      2,083       976,060              -       978,143
   Net income                                 -            -           -          -             -        292,421       292,421
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 1999                  -            -     833,333      8,333     1,888,838     (1,633,833)      263,338
   Accrued dividends -
     mandatory redeemable
     preferred stock                          -            -           -          -       (52,667)       (14,000)      (66,667)
   Net income                                 -            -           -          -             -      2,083,663     2,083,663
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2000                  -            -     833,333      8,333     1,836,171        435,830     2,280,334
   Accrued dividends -
     mandatory redeemable
     preferred stock                          -            -           -          -             -        (44,000)      (44,000)
   Capital of U.S. Home at time
     of merger                        3,327,785        3,328           -          -     2,100,578              -     2,103,906
   Reverse merger, exchange of
     shares                          16,282,800       16,283    (833,333)    (8,333)       (7,950)             -             -
   Reverse stock split              (14,707,939)     (14,708)          -          -        14,708              -             -
   Merger costs                               -            -           -          -      (264,436)             -      (264,436)
   Issuance of common stock in
     connection with acquisitions       995,169          995           -          -     2,688,739              -     2,689,734
   Net income                                              -           -          -             -      1,727,107     1,727,107
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 2001          5,897,815     $  5,898           -    $     -    $6,367,810    $ 2,118,937    $8,492,645
                                    ===============================================================================================

   See accompanying notes.

                            U.S. HOME SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31
                                                                   2001            2000           1999
                                                              ---------------------------------------------
Operating Activities
Net income                                                    $ 1,727,107      $ 2,083,663      $  292,421
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 457,057          419,775         428,689
     Provision for doubtful accounts                               45,017           35,702          21,967
     Deferred income taxes                                          9,556          (78,091)              -
     Changes in operating assets and liabilities:
        Finance receivables held for sale:
          Sales of loan portfolios                              5,042,080                -               -
          Purchases of finance receivables                     (6,226,877)               -               -
        Accounts receivable                                        81,487           31,805        (396,229)
        Commission advances                                        65,947          (65,584)        (67,964)
        Inventory                                                 310,951         (100,357)       (106,539)
        Prepaid expenses                                          (70,150)        (142,576)        163,865
        Accounts payable and customer deposits                    452,647           56,538         218,601
        Other assets and liabilities                              (80,132)          51,081         280,863
                                                            -----------------------------------------------
Net cash provided by operating activities                       1,814,690        2,291,956         835,674

Investing Activities
Purchases of property, plant, and equipment                      (378,836)         (56,572)        (54,091)
Acquisition of First Consumer Credit, net of cash acquired     (2,416,685)               -               -
Acquisition of Cabinet Clad                                      (111,480)               -               -
Other                                                             (29,609)               -               -
                                                            -----------------------------------------------
Cash used in investing activities                              (2,936,610)         (56,572)        (54,091)

Financing Activities
Proceeds from revolving line of credit and long-term
  borrowings                                                    6,608,364          586,163         259,370
Principal payments on revolving line of credit, long-term
  debt, and capital leases                                     (4,433,988)      (1,194,660)       (443,397)
Principal payments on notes payable to related parties                  -       (1,090,000)              -
Reverse Merger cash acquired                                    1,537,512                -               -
Merger costs                                                     (183,036)         (81,400)              -
Net collections of U.S. Pawn acquired assets                      499,351                -               -
Dividends on mandatory redeemable preferred stock                (173,580)         (80,421)        (12,667)
Redemption of mandatory redeemable preferred stock               (160,000)        (240,000)        (80,000)
Net proceeds from issuance of common stock                              -                -         978,143
                                                            -----------------------------------------------
Net cash provided by (used in) financing activities             3,694,623       (2,100,318)        701,449
                                                            -----------------------------------------------

Net increase in cash and cash equivalents                       2,572,703          135,066       1,483,032
Cash and cash equivalents at beginning of year                  2,371,347        2,236,281         753,249
                                                            ----------------------------------------------
Cash and cash equivalents at end of year                      $ 4,944,050      $ 2,371,347      $2,236,281
                                                            ===============================================

Supplemental Disclosure of Cash Flow Information
Interest paid                                                 $   117,188      $   218,492      $  342,268
                                                            ===============================================
Cash payments of income taxes                                 $ 1,465,650      $   422,192       $  27,428
                                                            ===============================================


See accompanying notes.

                            U.S. HOME SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2001

1. ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------

U.S. Home Systems, Inc. (the Company) is engaged in the manufacture, design, sale and installation of quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry through out the United States.

On February 13, 2001 U.S. Home Systems Inc., formerly known as U.S. Pawn, Inc. ("U.S. Pawn") completed a merger (the "Merger") of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. ("U.S. Remodelers") with U.S. Remodelers surviving as a wholly owned subsidiary of the Company. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn's pawnshop operations and the settlement of all its liabilities, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. Following the Merger, the Company succeeded to the business of U.S. Remodelers.

On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, Michigan based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

On October 5, 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. In connection with the acquisition, a newly created subsidiary of the Company was merged with and into FCC, with FCC surviving as a wholly owned subsidiary of the Company

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of cash in bank accounts, money market funds, and certificates of deposit with maturities of 90 days or less. Additionally, the Company from time to time maintains cash balances in excess of federally insured limits. The Company has not experienced any losses and believes its risk of loss is not significant.

Finance Receivables Held For Sale
---------------------------------

Finance receivable held for sale consist of installment consumer home improvement notes (installment sales contracts) purchased from select remodeling contractors, with an anticipated average term of 100 months. These loans are generally secured by residential real estate. The Company typically holds these notes less than three months before portfolios of notes are accumulated and sold. The Company has a limited credit risk associated with certain sales of these notes. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis.

                            U.S. HOME SYSTEMS, INC.

--------------------------------------------------------

Finance Receivables Held For Investment
---------------------------------------

Finance receivables held for investment consist of installment consumer home improvement notes purchased from select remodeling contractors, with an anticipated average term of 75 months, and in which the Company has the intent and ability to hold for the foreseeable future, or until maturity or pay-off. Finance receivables held for investments are stated at the amount of the unpaid obligations, reduced by unearned interest, anticipated collection fees, if any, and an allowance for loan losses, as applicable.

Accounts Receivable
-------------------

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts. Accounts charged off as uncollectible were $13,484, $68,202 and $27,238 for the years ended December 31, 2001, 2000 and
1999, respectively. Allowance for bad debt was $74,600 and $33,000 at December 31, 2001 and 2000, respectively.

Inventory
---------

Inventory (consisting of raw materials and work-in-process) is carried at the lower of cost (determined by the first-in, first-out method) or market.

Property, Plant, and Equipment
------------------------------

Property, plant, and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Maintenance and repair expenditures are expensed when incurred; renewals and betterments are capitalized.

Goodwill and New Accounting Pronouncements
------------------------------------------

Goodwill is accounted for in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangibles". In accordance with these statements, goodwill is not amortized to expense. However, the Company is required to analyze goodwill for impairment in the first six months of 2002 and on a periodic basis thereafter. The Company has not yet established the assumptions and method it will apply for this purpose and accordingly has not evaluated the effect, if any, that may result from this analysis.

Revenue Recognition
-------------------

Contract revenue is recognized upon completion and acceptance of each home improvement contract. Cost of goods sold represents the costs of direct materials and labor associated with installations, and manufacturing costs associated with the production of cabinet and countertop products. Shipping and handling costs are expensed as incurred and included in cost of goods sold.

The Company recognizes revenues from sales of portfolios of installment sale contracts upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio.

The Company has an agreement with a financial institution that makes financing available to certain of the Company's customers. The Company receives a fee based upon the amount of financing provided to these customers. Fee income is included in other revenues and is recognized as earned. Fee income was $246,584, $265,163 and $168,488 for the years ended December 31, 2001, 2000 and
1999, respectively.

                            U.S. HOME SYSTEMS, INC.

---------------------------------------------------------

Other revenues also includes interest income on Finance Receivables Held for Sale and Finance Receivables Held for Investment. Fees earned for collection and servicing of certain portfolios of installment sales contracts sold, are included in Other Revenues.

Marketing
---------

The Company's marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, and telemarketing. The Company expenses all marketing costs as incurred. Marketing expenses were $7,591,708, $6,731,262 and $7,594,444 for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes
------------

The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their bases for financial reporting purposes.

Earnings Per Share
------------------

Basic earnings per share is based on the income available to common stockholders and the weighted average number of shares outstanding during the year. Diluted earnings per share include the effect of dilutive common stock equivalents except when those equivalents would be anti-dilutive. The computation of earnings per share has been retroactively adjusted to reflect the reverse stock split.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's financial instruments, including accounts receivable, finance receivables held for sale and accounts payable approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2001, management believes that the carrying values of long-term debt and capital leases approximate their fair values.

Reclassifications
-----------------

Certain reclassifications have been made to conform the prior year amounts to the current year presentation.

3. INFORMATION ABOUT SEGMENTS
-----------------------------

The Company is engaged in two lines of business, the specialty product home improvement business and the consumer financing business. The Company's reportable segments have been determined based on the nature of products offered to consumers.

                            U.S. HOME SYSTEMS, INC.

-----------------------------------------

The Company's home improvement segment is engaged, through direct consumer marketing, in the design, sales, manufacturing, and installation of quality specialty home improvement products. The Company's product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "CENTURY 21(TM) Cabinet Refacing" and "CENTURY 21(TM) Home Improvements" under license agreements with TM Acquisition Corp.
(TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also conducts its business under the name "Facelifters(SM)" and "Cabinet Clad(SM)."

The Company's consumer finance business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. In most cases, the Company retains the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the contracts generates both fee income and recurring income. During the period ended December 31, 2001, FCC purchased $211,000 of installment sales contracts from the Company's home improvement operations. The Company currently sells all of its installment sales contracts to two customers, a financial institution and an insurance company. The Company believes that multiple sources exist for the purchase or sale of installment sale contract portfolios. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company maintains discrete financial information of each segment in accordance with generally accepted accounting principals.


(In thousands)                                 Revenues                            Income Before Tax
                                               --------                            -----------------

Segment                                2001         2000        1999             2001       2000      1999
                                       ----         ----        ----             ----       ----      ----
Home Improvement                    $39,694      $37,654     $33,036          $ 2,659    $ 2,524    $  311
Consumer Financing                      793            -           -              178          -         -
                                   ----------------------------------   -----------------------------------
Consolidated Totals                 $40,487      $37,654     $33,036          $ 2,837    $ 2,524    $  311
                                   ----------------------------------   -----------------------------------
                                   ------------------------------------------------------------------------


                                                Assets                           Capital Expenditures
                                                ------                           --------------------
                                       2001         2000        1999             2001       2000      1999
                                       ----         ----        ----             ----       ----      ----
Home Improvement                    $12,555      $ 7,053     $ 6,799          $   371    $    57    $   54
Consumer Financing                    7,080            -           -                8          -         -
Eliminations of intercompany loans   (3,750)           -           -                -          -         -
                                   ----------------------------------   -----------------------------------
Consolidated Totals                 $15,885      $ 7,053     $ 6,799          $   379    $    57    $   54
                                   ----------------------------------   -----------------------------------
                                   ------------------------------------------------------------------------


                                             Depreciation                   Interest Income (Expense), Net
                                             ------------                   ------------------------------
                                       2001         2000        1999             2001       2000      1999
                                       ----         ----        ----             ----       ----      ----
Home Improvement                    $   451      $   420     $   429          $    44    $   (94)   $ (289)
Consumer Financing                        6            -           -              (22)        -         -
                                   ----------------------------------   -----------------------------------
Consolidated Totals                 $   457      $   420     $   429          $    22    $   (94)   $ (289)
                                   ----------------------------------   -----------------------------------

                            U.S. HOME SYSTEMS, INC.

4. MERGER
---------

On February 13, 2001 the Company, formerly known as U.S. Pawn, Inc. ("U.S. Pawn") completed a merger (the "Merger") of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. ("U.S. Remodelers") with U.S. Remodelers surviving as a wholly owned subsidiary of the Company. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn's pawnshop operations, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware, changed its name to U.S. Home Systems, Inc., and effected a reverse split of its common stock on the basis of one share for each four shares outstanding. Subsequent to the Merger, the Company succeeded to the business of U.S. Remodelers.

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

Pursuant to the terms of the Merger, the Company issued 4,070,700 shares (on a post-reverse-stock-split basis) of common stock to the shareholders of U.S. Remodelers, representing approximately 83% of the Company's outstanding common stock following the Merger.

Immediately prior to the Merger, U.S. Pawn was a non-operating public shell corporation and accordingly, the Merger was accounted for as a reverse acquisition of U.S. Pawn by U.S. Remodelers, which is similar to a recapitalization. The net assets of U.S. Pawn on the merger closing date were as follows:

Cash                   $  1,537,512
Accounts receivable          65,308
Income tax receivable       392,940
Notes receivable            300,000
                       ------------
Total assets           $  2,295,760
                       ============
Accounts payable       $    101,627
Accrued expenses             90,227
                       ------------
Total liabilities      $    191,854
                       ============
Net assets             $  2,103,906
                       ============

5. ACQUISITIONS
---------------

The Company's acquisitions have been accounted for as purchases in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangibles". Operations of the acquired business are included in the accompanying consolidated financial statements from their respective dates of acquisition.

On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, Michigan based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows. The purchase price was $322,450 consisting of a cash payment of $89,030, assumption of debt in the amount of $121,945, transaction expenses of $22,450 and the issuance of 23,740 shares of common stock of the Company valued at $89,025. The excess of the purchase price over the net assets acquired resulted in approximately $299,000 of goodwill.

                            U.S. HOME SYSTEMS, INC.

--------------------------

On October 5, 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. ("FCC"), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry (the "FCC Merger"). FCC purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. In most cases, FCC retains the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the contracts generates both fee income and recurring income.

The FCC Merger was subject to, among other conditions, the prior sale to the Company of a portfolio of installment-sale-contracts (the "FCC Asset Sale"). On October 2, 2001, the Company completed the FCC Asset Sale for a cash payment of $1,414,683. On October 5, 2001, a newly created subsidiary of the Company was merged with and into FCC with FCC surviving as a wholly owned subsidiary of the Company. Pursuant to the terms of the FCC Merger, and including the Asset Sale, the purchase price was $5,178,192 including transaction costs of $162,799. The Company paid $2,414,683 in cash and issued 971,429 shares of its common stock valued at $2,600,710 based upon the closing price of the Company's Common Stock, in exchange for all of FCC's common stock. The excess of the purchase price over the net assets acquired resulted in goodwill of $3,767,414 as follows:

Cash                                               $ 160,795
Finance receivables held for sale                  1,406,902
Finance receivables held for investment               70,120
Equipment, furniture and fixtures                     47,242
Other assets                                          26,502
Accounts payable and accrued expenses               (300,783)
                                                   ---------
Net Assets Acquired                                1,410,778
Purchase price, including transaction expenses     5,178,192
                                                   ---------
Goodwill                                           3,767,414
                                                   ---------

The FCC Merger agreement provided for certain limited indemnifications between the parties. On the merger closing date, FCC delivered to an escrow agent stock certificates of the Company's common stock representing an aggregate of 20% of the stock consideration (the "Escrowed Shares") issued to the FCC shareholders as security for FCC's indemnification to the Company. If FCC becomes obligated to indemnify the Company with respect to an indemnifiable claim and the amount of liability with respect thereto shall have been finally determined, the escrow agent shall release the appropriate number of Escrowed Shares to the Company for cancellation; provided, however, the respective FCC shareholders shall be entitled to satisfy the indemnifiable claim by paying the full amount of the claim in cash.

The following unaudited pro forma combined statements of operations for the years ended December 31, 2001 and 2000 give effect to the Merger, the reverse stock split and the acquisition of FCC as if they occurred effective January 1, 2001 and January 1, 2000, respectively.

(In thousands except per share amounts)   For the Year Ended December 31
                                                 2001         2000
                                                 ----         ----
Revenues                                       $42,981      $40,733
Net income                                     $ 2,158      $ 2,718
Net income per share - basic and diluted       $  0.36      $  0.45

                            U.S. HOME SYSTEMS, INC.

6. INVENTORY
------------

Inventory consisted of the following:

                                                     December 31

                                                  2001        2000
                                            ---------------------------
          Raw materials                        $ 554,983   $  683,456
          Work-in-progress                       423,551      606,029
                                            ---------------------------
                                               $ 978,534   $1,289,485
                                            ===========================
7. PROPERTY, PLANT, AND EQUIPMENT
---------------------------------

Property, plant, and equipment consisted of the following:

                                                          December 31        Depreciable

                                                      2001         2000         Lives
                                                  -----------------------------------------
Land                                               $   50,000    $   50,000        -
Buildings and improvements                            690,135       690,135     39 years
Machinery and equipment                             1,612,181     1,565,527    3-7 years
Furniture, fixtures, and computer equipment         1,122,914       777,693    3-7 years
Leasehold improvements                                155,017        97,220      3 years
                                                  ---------------------------
                                                    3,630,247     3,180,575
Less accumulated depreciation                       1,859,722     1,402,665
                                                  ---------------------------
                                                  $1,770,525    $1,777,910
                                                  ===========================

8. CREDIT FACILITIES
--------------------

Debt under the Company's credit facilities consisted of the following:

                                                              December 31

                                                           2001        2000
                                                       -----------------------
Secured term note payable to a financial institution
 in monthly principal payments of $8,611, plus
 interest through April 1, 2005 (US Remodelers)         $  335,832   $447,777
Revolving line of credit (FCC)                           2,506,536          -
Term note payable in monthly principal and
 interest payments of $5,333 through
 June 1, 2003, and a final payment of
 $5,027 on July 1, 2003 (US Remodelers)                     94,603          -
Other                                                       19,748     80,606
                                                       -----------------------
                                                         2,956,719    528,383
Less current portion of long term debt                     181,618    164,192
Less FCC revolving line of credit                        2,506,536         -
                                                       -----------------------
                                                        $  268,565   $364,191
                                                       =======================

                            U.S. HOME SYSTEMS, INC.

--------------------------------

In April 2000, the Company entered into an agreement with a financial institution (the "Loan Agreement") consisting of a $516,666 secured term note (the "Term Note") and a revolving credit facility that allows borrowings up to $600,000 (the "Revolving Credit Facility"). Proceeds from the Term Note were used to retire an existing term loan from Finova Capital Corporation. Concurrent with this refinancing, the Company utilized $315,000 of internally generated funds to retire an existing revolving credit facility with Finova Capital Corporation. Interest on the Term Note, as amended, is payable monthly at the Prime Rate plus 1.50% for the period April 1, 2000 through December 19, 2000, and at the Prime Rate for the remainder of the term of the obligation. The interest rate at December 31, 2001 was 4.75%. Borrowings and required payments under the Revolving Credit Facility are based upon an asset formula involving accounts receivable and inventory. The Revolving Credit Facility, as amended, matures April 1, 2003 at which time any outstanding principal and accrued interest is due and payable. Interest on the Revolving Credit Facility, as amended, is payable monthly at the Prime Rate plus 1.00% for the period April 1, 2000 through December 19, 2000, at the Prime Rate for the period December 20, 2000 through July 1, 2001, and at LIBOR plus 2.6% for the remainder of the term of the obligation. At December 31, 2001 and 2000, the Company had no outstanding borrowings under the Revolving Credit Facility and, based upon the terms of the agreement, had a borrowing capacity of $600,000. The Loan Agreement is secured by substantially all of the assets of U.S. Remodelers, and the Company is guarantor.

FCC has a revolving line of credit that allows borrowings up to $3,500,000. The proceeds from the line of credit are utilized to purchase installment sales contracts. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of installment sales contracts. FCC is required to pay down the line of credit upon the sale of installment contracts, or if the borrowing base is less than the outstanding principal balance of eligible installment sales contracts. FCC typically holds installment sales contracts for less than three months; therefore any outstanding balance under the revolving line of credit is classified as a current liability. Interest on the line of credit is payable monthly at LIBOR plus 2.6%. At December 31, 2001, the interest rate was 4.51%. The line of credit matures March 1, 2003 at which time any outstanding principal and accrued interest is due and payable. The line of credit is secured by substantially all of the assets of FCC, and the Company is guarantor. At December 31, 2001, the Company had outstanding borrowings of $2,506,536 under the line of credit.

The Loan Agreement, as amended, and the FCC line of credit contain covenants, which among other matters, (i) limit the Company's ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to net worth, debt to cash flows and interest coverage, and (iii) limit the payment of cash dividends on common stock.

In connection with the acquisition of certain assets from Cabinet Clad (see
Note 4), the Company assumed an obligation in the principal amount of $117,911, payable in monthly payments of principal and interest through July 1, 2003. Interest under the note is 8.0%.

Maturities of long-term debt as of December 31, 2001, are as follows:


2002                                     $  181,618
2003                                        139,395
2004                                        103,333
2005                                         25,837
                                        ---------------
                                         $  450,183
                                        ===============
FCC Revolving line of credit             $2,506,536
----------------------------            ===============

                            U.S. HOME SYSTEMS, INC.

9. CAPITAL LEASES
-----------------

Capital leases mature at various dates between June 2002 and February 2009 and are collateralized by assets (primarily land and buildings) under the leases having a cost of $938,222 and $1,106,046, and accumulated amortization of $254,839 and $283,700 at December 31, 2001 and 2000, respectively. Amortization expense on capital leases is included in depreciation expense. As of December 31, 2001, future minimum payments under capital leases are as follows:

2002                                               $  118,618
2003                                                   92,284
2004                                                   91,745
2005                                                   91,745
2006                                                   91,745
Thereafter                                            198,781
                                                -------------
Total minimum lease payments                          684,918
Interest discount amount                             (142,304)
                                                -------------
Total present value of minimum lease payments         542,614
Less current portion                                  (83,664)
                                                -------------
Long-term portion                                  $  458,950
                                                =============

10. NOTES PAYABLE TO RELATED PARTIES
------------------------------------

At December 31, 1999, the Company had outstanding $1,090,000 of Promissory Notes payable to certain stockholders. The Promissory Notes provided for interest at the rate of 10% per annum and cash payments of interest in equal semiannual payments on each October 1 and April 1 until March 31, 2002, upon which date the principal, together with all accrued but unpaid interest thereon, was due and payable. On March 16, 2000, the Company's Board of Directors authorized and approved the retirement of the Promissory Notes on June 30, 2000.

Interest expense on notes payable to related parties was approximately $51,900 and $104,000 for the years ended December 31, 2000 and 1999, respectively.

11. COMMITMENTS AND CONTINGENCIES
---------------------------------

Financing Agreement
-------------------

The Company has an agreement with a third party financial institution that makes financing available to certain of the Company's home improvement customers. The customer executes a revolving credit agreement with the lender and the lender pays the Company on completion of the installation. The Company's risk under the agreement is limited to its normal representations and warranties regarding material and workmanship.

Off Balance Sheet Credit Risk
-----------------------------

The Company's consumer financing business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss

                            U.S. HOME SYSTEMS, INC.

---------------------------------------------

risk to each of the parties. In certain of these agreements, the Company deposits a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of installments sales contracts purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the "Hold Back Reserve"). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, as well as is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements with the financial institution. The Company has estimated that at December 31, 2001, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $150,000 at December 31, 2001.


Operating Leases
----------------

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant.

Rent expense recognized under non-cancelable operating leases was approximately $886,000, $840,000 and $813,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2001, are as follows:


2002                                $   753,141
2003                                    664,964
2004                                    576,483
2005                                    413,270
2006                                    265,371
Thereafter                                9,694
                                   --------------
Total minimum lease payments        $ 2,682,923
                                   ==============

Purchase Commitment
-------------------

The Company has an agreement with a provider of long distance communication services for 36 months ending October 2002. The agreement provides for certain minimum monthly usage fees of approximately $42,000 whether or not the Company's actual usage exceeds these minimum fees. During the years ended December 31, 2001, 2000 and 1999, the Company's actual usage exceeded the minimum fees in all months. Management expects that the usage will exceed the Company's minimum fees during the term of the agreement.

Litigation
----------

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                            U.S. HOME SYSTEMS, INC.

---------------------------------------------

Employment Agreements
---------------------

The Company has employment agreements with certain of its officers and a key employee. The agreements are for a one-year and three year period, respectively, with automatic one-year renewals unless terminated by the officer, employee or the Company. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

12. MANDATORY REDEEMABLE PREFERRED STOCK
----------------------------------------

Prior to the Merger, U.S. Remodelers issued 80,000 shares of Series A Preferred Stock (the Mandatory Redeemable Preferred Stock) with a redemption price of $10 per share. Holders of the Mandatory Redeemable Preferred Stock have no voting rights other than those expressly provided in the Certificate of Incorporation or by applicable law. The Mandatory Redeemable Preferred Stock was recorded at fair value on the date of issuance. The excess of the liquidation value over the carrying value was accreted by periodic charges to stockholders' equity through June 30, 1999. In preference to shares of Common Stock, dividends on the Mandatory Redeemable Preferred Stock at an annual rate of $1 per share are cumulative from the date of issuance and are payable, when and as declared by the Company's Board of Directors, semiannually each last day of June and December in arrears (the first being due and payable on June 30, 1999). Dividends accrued and unpaid, which are included in other accrued liabilities at December 31, 2000 were $129,579. There were no unpaid dividends at December 31, 2001.

The Mandatory Redeemable Preferred Stock is redeemable at the option of the Company at any time, in whole or in part. However, the Company must redeem 8,000 shares each June and December commencing June 30, 1999, together with accrued and unpaid dividends. The Company may also convert and exchange all of the Mandatory Redeemable Preferred Stock into a promissory note in the original principal amount of the redemption value of the outstanding shares, plus any accrued but unpaid dividends.

13. CAPITALIZATION
------------------

Prior to the Merger, on October 12, 1999, U.S. Remodelers issued 208,333 shares of common stock to certain stockholders of U.S. Remodelers for a net consideration of $978,143. As of the date of the Merger, the authorized capital stock of U.S. Remodelers consisted of 15,000,000 shares of stock, 14,250,000 of which are shares of common stock, par value $0.01 ("USR Common Stock"); 100,000 of which are shares of preferred stock, par value $0.01 per share ("USR Preferred Stock"); and 650,000 of which are shares of non-voting common stock, par value $0.01 ("USR Non-Voting Common Stock"). Of the 100,000 shares of USR Preferred Stock, 80,000 shares have been designated as Series A Preferred Stock (the "Mandatory Redeemable Preferred Stock"), and are classified as a separate component outside of stockholders' equity on the accompanying balance sheet.

On February 13, 2001 U.S. Home Systems, Inc. completed the Merger (see note 4). In connection with the Merger, the Company reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. After the reincorporation, the Company had authorized 30,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock.

On February 15, 2001 the Company effected a reverse split of its common stock on the basis of one share for each four shares outstanding while maintaining 30,000,000 shares of common stock authorized for issuance. The financial statements have been retroactively restated giving effect to the reverse stock split.

                            U.S. HOME SYSTEMS, INC.

------------------------------

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

In connection with the acquisitions of Cabinet Clad and First Consumer Credit, Inc. (see Note 5), the Company issued an aggregate of 995,169 shares of common stock. As of December 31, 2001, the Company had outstanding 5,897,815 shares of common stock.

14. INCOME TAXES
----------------

The significant components of the Company's deferred tax asset at December 31, 2001 and 2000 are as follows:

                                         December 31
                                       2001      2000
                                    ---------------------
Reserve for doubtful accounts       $ 29,191  $ 12,913
Other                                 45,973    65,178
                                   ---------------------
Deferred tax asset                  $ 75,164  $ 78,091
                                   =====================

The provision for income taxes at the Company's effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

                                                                       December 31
                                                            2001          2000         1999
                                                       ---------------------------------------
Federal income tax at the statutory tax rate            $  964,535     $ 858,139      $ 99,423

State income taxes, net of federal tax benefit             138,224       124,529        12,314
Change in valuation allowance for deferred tax assets            -      (543,388)     (121,986)
Other                                                        7,003           994        28,907
                                                       ---------------------------------------
                                                        $1,109,762     $ 440,274      $ 18,658
                                                       =======================================

The provision for income taxes consisted of the following:

                                                 December 31
                                      2001          2000           1999
                               -----------------------------------------
Current:
   Federal                     $   892,028     $ 324,383      $       -
   State                           208,178       193,982         18,658
                               ----------------------------------------
Total current                    1,100,206       518,365         18,658
Deferred:
   Federal                           8,303       469,969        107,592
   State                             1,253        (4,672)        14,394
Change in valuation allowance            -      (543,388)      (121,986)
                               ----------------------------------------
Total deferred                       9,556       (78,091)             -
                               ----------------------------------------
                               $ 1,109,762    $  440,274      $  18,658
                               ========================================

                            U.S. HOME SYSTEMS, INC.

----------------------------

At December 31, 1999, the Company had a valuation allowance of $543,388 primarily due to uncertainties in realizing its net operating loss (NOL) carry forward. During 2000, the Company utilized its NOL carry forward. Accordingly, at December 31, 2000, the valuation allowance was reduced by its full amount.

15. LICENSE FEES
----------------

The Company conducts a substantial portion of its home improvement business-direct consumer marketing under the trademarks and service marks "CENTURY 21(TM) Cabinet Refacing" and "CENTURY 21(TM) Home Improvements" under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). The Company also conducts its home improvement business under the names "Facelifters(TM)" and "Cabinet Clad(TM)."

The license agreement provides for a term of 10 years ending in 2007 and gives the Company the right to market, sell, and install certain products in specific territories under the name "CENTURY 21(TM) Cabinet Refacing." and "CENTURY 21(TM) Home Improvements". The license agreement may be terminated by the Company upon 90 days written notice. The license agreement may be terminated by the Licensor if the Company is negligent in the performance of its services, becomes insolvent or bankrupt, fails to comply with any material provisions of the license agreement. In the event the Licensor were to cancel the license agreement, the Company believes that these products could be independently marketed by the Company in these territories; however, the cancellation of the license agreement could have an adverse effect on the business of the Company. The license agreement, as amended, provides for license fees to HFS equal to 2% of the associated contract revenues through March 31, 1999, 3% of associated contract revenues from April 1, 2000 to December 31, 2000, and 3% to 4.5% over the remainder of the term of the agreement, subject to certain adjustments based upon the Company's pretax income. License fees pursuant to the license agreement were $875,232, $771,700 and $526,940 for the years ended December 31, 2001, 2000 and 1999, respectively.

16. OTHER INCOME (EXPENCE), NET
-------------------------------

Other income (expense), net consisted of the following for the years ended December 31, 2001, 2000 and 1999, respectively:

                                December 31
                      2001           2000        1999
                 -------------------------------------
Interest expense  $(117,188)     $(218,492)  $(342,268)
Other income        139,352        124,260      52,926
                 -------------------------------------
                  $  22,164      $ (94,232)  $(289,342)
                 =====================================

Other income consists mainly of interest income.

                            U.S. HOME SYSTEMS, INC.

17. EMPLOYEE SAVINGS PLAN
-------------------------

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years. The Company made contributions of $40,978 and $31,975 for the years ended December 31, 2001 and 2000, respectively, and no contributions were made for the year ended December 31, 1999.

18. STOCK OPTIONS
-----------------

The Company's stock option plans provide for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options (NSOs) (collectively ISOs and NSOs are referred to as Awards). The option plans are administered by the Company's Board of Directors. The purpose of the Company's option plans are to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company. Each option Award is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the Board of Directors, usually over a period of three to six years. The provisions of the option agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date of grant. The exercise prices for ISOs granted under the plans may be no less than the fair market value of the Common Stock on the date of grant. The Board of Directors sets the exercise prices of NSOs.
At December 31, 2001, the aggregate number of shares of common stock to which options may be granted is 711,595, which may be increased at the discretion of the Board Of Directors, from time to time, provided, however, the aggregate number of shares of common stock with respect to which options may be granted may in no event exceed 3,000,000 shares. At December 31, 2001, options to purchase 13,575 shares of common stock were available for grant under the Company's option plans.

A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                2001                     2000                   1999
                                      ----------------------- ------------------------ -----------------------
                                                     Weighted                Weighted                Weighted
                                                      Average                 Average                 Average
                                         No. of      Exercise    No. of      Exercise    No. of      Exercise
                                        Options        Price    Options        Price    Options        Price
                                      ----------    --------------------------------------------    ----------
Outstanding at beginning of year        151,227         $8.65   121,596         $9.48    73,740        $11.56
  Granted                               569,028         $3.83    37,275         $5.94    58,075        $ 7.52
  Exercised                                   -             -         -             -      (219)         4.52
  Forfeited                             (22,235)        $6.65    (7,644)        $8.90   (10,000)        13.72
                                        -------         -----    ------         -----  --------        ------
Outstanding at end of year              698,020         $4.78   151,227         $8.65   121,596        $ 9.48
                                        -------         -----   -------         ---------------        ------
Exercisable at end of year              225,645         $6.72   136,541         $8.50   107,800        $ 9.41
                                        -------         -----   -------         ---------------        ------
Weighted average fair value of options
granted during the year                   $1.35                   $1.31                   $1.40
                                          -----                   -----                   -----

                            U.S. HOME SYSTEMS, INC.

-----------------------------

The following information summarizes stock options outstanding and exercisable at December 31, 2001:

                                     Outstanding                      Exercisable
                        ----------------------------------------- --------------------
                                      Weighted       Weighted                Weighted
                                      Average         Average                 Average
                           No. of     Exercise       Remaining      No. of   Exercise
                          Options      Price     Contractual Life  Options     Price
                          -------      -----     ----------------  -------     -----
Range of Exercise Prices
   $3.44 - $4.55          563,193     $ 3.84            8.48        90,818    $ 3.73
   $5.15 - $8.24           72,750     $ 5.83            6.68        72,750    $ 5.83
   $9.56 - $20.50          62,077     $12.15            6.62        62,077    $12.15
                           ------     ------            ----        ------    ------
                          698,020     $ 4.78            8.13       225,645    $ 6.72
                          -------     ------            ----       -------    ------

The weighted average fair value of options granted are as follows:

                                                   Number of  Weighted Average
                                                     Options    Fair Value
                                                   ---------- ----------------
Granted during the year ended December 31, 1999
   Less than fair value                                    -         -
   Equal to fair value                                48,700         1.40
   Greater than fair value                             9,375         1.36
                                                    --------
                                                      58,075
                                                    ========
Granted during the year ended December 31, 2000
   Less than fair value                                    -         -
   Equal to fair value                                37,275         1.31
   Greater than fair value                                 -         -
                                                     -------
                                                      37,275
                                                     =======
Granted during the year ended December 31, 2001
   Less than fair value                                    -         -
   Equal to fair value                               464,028         1.40
   Greater than fair value                           105,000         1.15
                                                    --------
                                                     569,028
                                                    ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model: The fair value of options granted during the year ended December 31, 2001 were determined with the following assumptions: expected dividend yield is 0%, expected stock price volatility of 30% - 35%, risk free interest rate of 3.5% - 5.0% and expected life of options of 5 - 6 years.

In accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (APB No. 25), the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement.

                            U.S. HOME SYSTEMS, INC.

18. STOCK OPTIONS (CONTINUED)
-----------------------------

                                                                  December 31,
                                                     --------------------------------------
                                                        2001           2000         1999
                                                     ----------    -----------    ---------
Proforma:
Net income                                           $1,558,116     $1,970,600     $118,304
Earnings per common share - basic and diluted        $     0.33     $     2.36     $   0.18

19. EARNINGS PER SHARE
----------------------

The following table sets forth the computation of earnings per share:

                                                                     Year ended December 31
                                                         2001                 2000              1999
                                                     ----------------------------------------------------
Income applicable to common stockholders:
   Net income                                           $1,727,107            $2,083,663         $292,421
   Accretion on mandatory redeemable preferred stock             -                     -          (38,862)
   Accrued dividends- mandatory redeemable preferred
     stock                                                 (44,000)              (66,667)         (76,000)
                                                     ----------------------------------------------------
Income applicable to common stockholders                $1,683,107            $2,016,996         $177,559
                                                     ====================================================
Weighted average shares outstanding - basic              4,677,082               833,333          670,662
Effect of dilutive securities                               16,001                     -                -
                                                     ----------------------------------------------------
Weighted average shares outstanding - diluted            4,693,083               833,333          670,662
                                                     ====================================================
Earnings per common share -
   basic and diluted                                    $     0.36            $     2.42         $   0.26
                                                     ====================================================
Unaudited proforma net income per share:
   Proforma net income per share - Basic and Diluted    $     0.29            $     0.34         $   0.03
                                                     ====================================================
Proforma weighted average shares                         5,897,815             5,897,815        5,897,815
                                                     ====================================================

Unaudited proforma net income per share is calculated using the same number of weighted average shares for each period to more accurately reflect the Merger and reverse stock split in February 2001, and the acquisitions in July and October 2001.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 8, 2002 on its behalf by the undersigned, thereto duly authorized.

                       U.S. HOME SYSTEMS, INC.

                       By:                /s/ Murray H. Gross
                          -----------------------------------------------------
                         Murray H. Gross, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2002.

        Signature                                    Title                               Date
        ---------                                    -----                               ----

   /s/ Murray H. Gross
---------------------------------
Murray H. Gross                     President, Chief Executive Officer and Director  March 8, 2001

   /s/ Robert A. DeFronzo
---------------------------------
Robert A. DeFronzo                  Secretary/Treasurer and Chief Financial Officer
                                    (Principal Accounting Officer)                   March 8, 2001

   /s/ David A. Yoho
--------------------------------
David A. Yoho                       Director                                         March 8, 2001

   /s/ Ronald I. Wagner
--------------------------------
Ronald I. Wagner                    Director                                         March 8, 2001

   /s/ Charles D. Maguire, Jr.
--------------------------------
Charles D. Maguire, Jr.             Director                                         March 8, 2001

   /s/ D.S. Berenson
--------------------------------
D.S. Berenson                       Director                                         March 8, 2001

                                INDEX OF EXHIBITS

 Exhibit
 Number                                 Description of Exhibit
--------  -------------------------------------------------------------------------
2.1*      Asset Purchase Agreement dated September 29, 2000 between U.S.
          Pawn, Inc., a Colorado corporation ("Seller"), and Pawn-One, Inc., a
          Colorado corporation ("Buyer") (schedules and exhibits omitted)

2.2+      Amendment dated as of January 16, 2001 to the Asset Purchase
          Agreement between U.S. Pawn, Inc. and Pawn-One, Inc. dated as of
          September 29, 2000

2.3+      Excluded Asset Purchase Agreement and Bill of Sale dated as of
          February 1, 2001 between U.S. Pawn, Inc. and Pawn-One, Inc.

2.4+      Closing letter dated February 1, 2001 in connection with the Asset
          Purchase Agreement as referenced in Exhibit 2.1 herein

2.5+ Assignment and Assumption Agreement dated as of February 1, 2001 between Pawn-One Incorporated and U.S. Pawn, Inc.

2.6**     Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S.
          Remodelers, Inc. dated as of November 3, 2000 (schedules and exhibits omitted)

2.7+      Certificate of Merger of U.S. Remodelers, Inc. into U.S. Pawn
          Acquisition Corp., Inc., a wholly-owned subsidiary of U.S. Pawn, Inc. as filed on February 13, 2001 with Delaware Secretary of State

2.8+      Certificate of Merger of U.S. Pawn, Inc. into U.S. Home Systems,
          Inc., effecting a reincorporation of U.S. Pawn, Inc. from the State of
          Colorado to the State of Delaware as filed with the Delaware Secretary of
          State on February 15, 2001

2.9+      Articles of Merger of U.S. Pawn, Inc., a Colorado corporation, and
          U.S. Home Systems, Inc., a Delaware corporation, whereby U.S. Pawn merged into U.S. Home Systems, effecting a reincorporation of U.S. Pawn to the
          State of Delaware and changing its name from U.S. Pawn, Inc. to U.S. Home
          Systems, Inc. as filed with the Secretary of State of Colorado on
          February 13, 2001

2.10+     Closing letter dated February 13, 2001 between U.S. Remodelers,
          Inc. and U.S. Pawn, Inc. relating to the Agreement and Plan of Merger between the parties referenced in Exhibit 2.6 herein

2.11+     Agreement and Plan of Merger dated February 13, 2001 between U.S.
          Pawn, Inc. and U.S. Home Systems, Inc.

2.12+++   Agreement and Plan of Merger (the "Agreement") by and between
          Home Credit Acquisition, Inc. ("Sub"), U.S. Home Systems, Inc. ("USHS") and First Consumer Credit, LLC ("FCC LLC") and its members, dated
          September 28, 2001 (schedules and exhibits omitted and will be furnished to the Commission upon request).

2.13+++   Certificate of Conversion of First Consumer Credit, Inc. dated
          October 2, 2001 with corresponding Articles of Conversion and exhibits attached, including Articles of Incorporation of First Consumer Credit,
          Inc. ("FCC Inc.")

2.14+++ Certificate of Merger of Sub into FCC Inc. dated October 5, 2001 with corresponding Articles of Merger attached.

3.1+      Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the
          Secretary of State of Delaware on January 5, 2001

3.2+      Bylaws of U.S. Home Systems, Inc.

                                      IOE - 1

 Exhibit
 Number                                 Description of Exhibit
--------  ----------------------------------------------------------------------
4.1+      Common Stock specimen - U.S. Home Systems, Inc.

10.1+ Promissory Note in the principal amount of $210,000 dated February 1, 2001 payable to the order of U.S. Pawn, Inc. by Pawn-One Incorporated

10.2+ Promissory Note dated February 1,2 001 in the principal amount of $90,000 payable to U.S. Pawn, Inc. by Pawn-One Incorporated

10.3+ Registration Rights Agreement dated February 13, 2001 by and among U.S. Pawn, Inc. and the shareholders of U.S. Remodelers, Inc.

10.4+ Escrow Agreement effective February 13, 2001 among U.S. Pawn, Inc., U.S. Remodelers, Inc., the shareholders of U.S. Remodelers, Inc. and Corporate Stock Transfer, as Escrow Agent

10.5++ Selling Stockholder Agreement dated June 6, 2001 between U.S. Home Systems, Inc. and each Selling Stockholder

10.6+++   Asset Purchase Agreement between FCC LLC and Sub dated
          October 1, 2001.

10.7+++ Employment Agreement effective as of October 2, 2001 between FCC Inc. and James D. Borschow ("Borschow").

10.8+++ Escrow Agreement effective as of October 2, 2001 between FCC Inc. and all of the former shareholders of FCC Inc, USHS, and Corporate Stock Transfer ("Escrow Agent").

10.9+++ Retail Installment Contract Origination and Indemnification Agreement effective as of October 2, 2001 by and among First Savings Bank ("FSB"), FCC Inc. and USHS.

10.10+++ Borschow Escrow Agreement effective as of October 2, 2001 among Borschow, USHS and Escrow Agent.

10.11+++ FSB Agreement effective as of October 2, 2001 among FSB, Richard J. Driscoll, USHS and Escrow Agent.

10.12+++  Amendment 2001-1 dated October 1, 2001 to the 2000 Loan
          Purchase and Servicing Agreement dated May 11, 2000 between FCC LLC, USHS and Bank One, N.A.

10.13+++  Amendment 2001-1 dated October 1, 2001 to the 2001 Loan
          Purchase and Servicing Agreement dated July 31, 2001 between FCC LLC, USHS and Bank One, N.A.

10.14*** Loan Agreement dated October 2, 2001 between FCC and The Frost National Bank ("Frost").

10.15*** Revolving Promissory Note dated October 2, 2001 in the principal amount of $3,500,000 payable to Frost by FCC.

10.16*** Security Agreement dated October 2, 2001 between FCC as debtor and Frost as secured party.

10.17*** Guaranty Agreement dated October 2, 2001 executed by USHS to secure payment of $3,500,000 Frost Revolving Promissory Note.

10.18*** Arbitration and Notice of Final Agreement dated October 2, 2001 between Frost, FCC and USHS.

22.1***   Subsidiaries of the Company

23.1***   Consent of Ernst & Young LLP
-------------------------
*Previously filed as Exhibit A to the Company's Proxy Statement dated
     December 18, 2000 which is incorporated herein by reference.

                                      IOE - 2

**Previously filed as Exhibit B to the Company's Proxy Statement dated
     December 18, 2000 which is incorporated herein by reference.
+Previously filed as an exhibit to the Company's Annual Report on Form
     10-KSB for the fiscal year ended December 31, 2000 which was filed with the Commission on April 2, 2001 and is incorporated herein by reference.
++Previously filed as an exhibits to the Company's Registration Statement on Form S-3 which was declared effective by the Commission on July 6, 2001, and is incorporated herein by reference.
+++Previously filed as an exhibit to the Company's Current Report on Form
     8-K/A which was filed with the Commission on November 27, 2001, and is incorporated herein by reference.
***Filed herewith.

                                      IOE - 3