Form 10QSB
period 2002-03-31
US HOME SYSTEMS INC /TX
filed 2002-05-13
CIK 844789

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002
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

      Common Stock, $0.001 Par Value, 5,897,815 shares as of May 7, 2002.

================================================================================

                                      INDEX

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................  1

         Consolidated Balance Sheets - March 31, 2002 and
             December 31, 2000 . ............................................  1
         Consolidated Statements of Operations - Three-month period ended
             March 31, 2002 and March 31, 2001 ..............................  2
         Consolidated Statement of Stockholders' Equity - Three-month period ended March 31, 2002 ....................................  3
         Consolidated Statements of Cash Flows - Three-month period ended March 31, 2002 and March 31, 2001 ........................  4
         Notes to Consolidated Financial Statements .........................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................  9



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 14

Item 2.  Changes In Securities .............................................. 14

Item 4.  Submission of Matters to a Vote of Security Holders ................ 14

Item 6.  Exhibits and Reports on Form 8K .................................... 14

ITEM 1.    Financial Statements

                             U.S. Home Systems, Inc.
                           Consolidated Balance Sheets
                                  (unaudited)

                                                                                March 31            December 31
                                                                                --------            -----------
Assets                                                                              2002                   2001
                                                                                    ----                   ----
Current assets:
   Cash and cash equivalents, including restricted cash of $126,853
     and 156,809 at March 31, 2002 and December 31, 2001, respectively        $ 4,706,144             $ 4,944,050
   Finance receivables held for sale                                            3,102,015               2,591,699
   Accounts receivable, net                                                     1,162,088                 710,760
   Notes receivable                                                                18,365                  33,790
   Commission advances                                                            349,736                 266,868
   Inventory                                                                    1,009,132                 978,534
   Prepaid expenses                                                               384,675                 253,361
   Deferred income taxes                                                           75,164                  75,164
                                                                       -----------------------------------------------
Total current assets                                                           10,807,319               9,854,226

Finance receivables held for investment                                            66,336                  66,706
Property, plant, and equipment, net                                             1,728,205               1,770,525
Goodwill                                                                        4,066,270               4,066,270
Other assets                                                                      135,610                 126,873
                                                                       -----------------------------------------------
Total assets                                                                  $16,803,740             $15,884,600
                                                                       ===============================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $  1,539,505            $  1,383,283
   Revolving line of credit                                                     2,948,600               2,506,536
   Customer deposits                                                            1,451,592                 845,949
   Accrued wages, commissions, and bonuses                                        556,965                 697,224
   Federal, state, and local taxes payable                                        153,986                 103,965
   Current portion of long-term debt                                              168,026                 181,618
   Current portion of long-term capital lease obligations                          72,921                  83,664
   Other accrued liabilities                                                      446,342                 542,201
                                                                       -----------------------------------------------
Total current liabilities                                                       7,337,937               6,344,440

Long-term debt, net of current portion                                            227,349                 268,565
Long-term capital lease obligations, net of current portion                       443,518                 458,950

Commitments and contingencies                                                           -                       -

Mandatory redeemable preferred stock - $0.01 par value, 32,000 shares issued and outstanding at March 31, 2002 and December 31, 2001,
   respectively, liquidation value $10 per share                                  320,000                 320,000

Stockholders' equity:
   Preferred stock - $0.01 par value, 100,000 shares authorized, 32,000 mandatory redeemable preferred shares outstanding at
     March 31, 2002 and December 31, 2001,respectively                                  -                       -
   Preferred stock - $0.001 par value, 1,000,000 shares authorized,
     no shares outstanding                                                              -                       -
   Common stock - $0.001 par value, 30,000,000 shares authorized,
     5,897,815 shares issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively                                                5,898                   5,898
   Additional capital                                                           6,367,810               6,367,810
   Retained earnings                                                            2,101,228               2,118,937
                                                                       -----------------------------------------------
Total stockholders' equity                                                      8,474,936               8,492,645
                                                                       -----------------------------------------------
Total liabilities and stockholders' equity                                    $16,803,740             $15,884,600
                                                                        ===============================================

                             U.S. Home Systems, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                  Three-months ended
                                                                                       March 31

                                                                               2002                    2001
                                                                     -------------------------------------------------
Contract revenues                                                           $9,005,340              $9,882,840
Revenue from loan portfolio sales                                              713,383                       -
Other revenues                                                                 237,354                  59,621
                                                                     -------------------------------------------------
Total revenues                                                               9,956,077               9,942,461

Cost of goods sold                                                           4,057,601               4,330,982
                                                                     -------------------------------------------------
Gross profit                                                                 5,898,476               5,611,479

Operating expenses:
   Branch operating                                                            398,485                 391,770
   Sales and marketing                                                       3,863,211               3,554,773
   License fees                                                                186,937                 215,339
   General and administrative                                                1,436,529                 786,776
                                                                     -------------------------------------------------
Income from operations                                                          13,314                 662,821

Other income (expenses), net                                                   (28,973)                  5,989
                                                                     -------------------------------------------------

Income (loss) before income taxes                                              (15,659)                668,810
Income taxes                                                                    (5,950)                261,867
                                                                     -------------------------------------------------
Net income (loss)                                                           $   (9,709)             $  406,943
                                                                     =================================================

Net income(loss)  per common share - basic and diluted                      $     0.00              $     0.13
                                                                     =================================================
Weighted average shares                                                      5,897,815              $2,958,419
                                                                     =================================================

Pro-forma net income (loss) per common share:

Pro-forma net income (loss) per common share - basic and diluted            $     0.00                    0.07
                                                                     =================================================
Pro-forma weighted average shares                                           $5,897,815               5,897,815
                                                                     =================================================

See accompanying notes.

                             U.S. Home Systems, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)


                                              U.S. Home Systems
                                                Common Stock             Additional       Retained      Total Stockholders'
                                             Shares        Amount         Capital          Earnings            Equity
                                         ------------------------------------------------------------------------------------

         Balance at December 31, 2001       5,897,815     $    5,898     $6,367,810         $ 2,118,937       $8,492,645
            Accrued dividends -
              mandatory redeemable
              preferred stock                       -              -              -              (8,000)          (8,000)
            Net loss                                -              -              -              (9,709)          (9,709)
                                         ------------------------------------------------------------------------------------
         Balance at March 31, 2002          5,897,815     $    5,898     $6,367,810         $ 2,101,228       $8,474,936
                                         ====================================================================================

See accompanying notes.

                             U.S. Home Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                   Three-months ended
                                                                                        March 31

                                                                               2002                    2001
                                                                   ------------------------------------------------
Operating Activities
Net income (loss)                                                          $   (9,709)             $   406,943
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                             133,111                  103,751
     Changes in operating assets and liabilities net of effects of acquired business:
       Finance receivables held for sale:
          Sales of, and receipts on, loan portfolios                        6,308,193                        -
          Purchases of finance receivables                                 (6,818,509)                       -
       Accounts receivable                                                   (451,328)                (614,766)
       Inventory                                                              (30,598)                 214,675
       Commission advances and prepaid expenses                              (214,182)                (116,461)
       Accounts payable and customer deposits                                 761,865                  455,458
       Other assets and liabilities                                          (199,573)                  24,695
                                                                     ------------------------------------------------
Net cash provided by (used in) operating activities                          (520,730)                 474,295

Investing Activity
Purchases of property, plant, and equipment                                   (90,791)                 (64,270)
Other                                                                          15,795                        -
                                                                     ------------------------------------------------
Cash used in investing activity                                               (74,996)                 (64,270)

Financing Activities
Proceeds from revolving line of credit                                      6,323,308                        -
Principal payments on revolving line of credit, long-term debt, and
   capital leases                                                          (5,962,227)                 (91,412)
Dividends on mandatory redeemable preferred stock                              (3,261)                  (2,277)
Reverse Merger cash acquired                                                        -                1,537,512
Merger costs                                                                        -                 (149,262)
Net collections of U.S. Pawn acquired assets                                        -                 (154,095)
                                                                     ------------------------------------------------
Net cash provided by financing activities                                     357,820                1,140,466
                                                                     ------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (237,906)               1,550,491
Cash and cash equivalents at beginning of period                            4,944,050                2,371,347
                                                                     ------------------------------------------------
Cash and cash equivalents at end of period                                 $4,706,144              $ 3,921,838
                                                                     ================================================

Supplemental Disclosure of Cash Flow Information
Interest paid                                                              $   43,550              $    27,130
                                                                     ================================================
Cash payments of income taxes                                              $    3,200              $   228,150
                                                                     ================================================

See accompanying notes.

                           U.S. Home Systems, Inc.

                   Notes to Consolidated Financial Statements


1.   Organization and Basis of Presentation

     U.S. Home Systems, Inc. (the "Company") is engaged in the manufacture, design, sale and installation of quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry through out the United States.

     The accompanying interim consolidated financial statements of the Company and its subsidiaries as of March 31, 2002 and for the three-month period ending March 31, 2002 and 2001 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form-10K-SB for the year ended December 31, 2001.

2.   Information About Segments

     The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company's reportable segments have been determined based on the nature of products offered to consumers.

     The Company's home improvement segment is engaged, through direct consumer marketing, in the design, manufacture, sale and installation of quality specialty home improvement products. The Company's product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company operates sales and installation centers in 13 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts its home improvement operations under several brand names. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks "CENTURY 21(TM) Cabinet Refacing" and "CENTURY 21(TM) Home Improvements" under license agreements with TM Acquisition Corp.
(TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also has an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. That agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater southern California area. On February 7, 2002, the Company began operating in the southern California market under its agreement with RbA. The Company also conducts its business in certain markets under the names "Facelifters/SM/" and "Cabinet Clad/SM/.".

     The Company entered into the consumer finance business in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. The Company's consumer finance business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. In most cases, the Company retains the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the contracts generates both fee income and recurring income. During the three-month period ended March 31, 2002, FCC purchased $793,000 of installment sales contracts from the Company's home improvement operations.

     The following presents certain financial information of the Company's segments for the three-month period ending March 31, 2002 and 2001:

                           U.S. Home Systems, Inc.


2.   Information About Segments (continued)


                   (In thousands)                                Three-months ended March 31
                                                                 ---------------------------
                                                                    2002               2001
                                                                    ----               ----
                   Revenues:
                                 Home Improvement             $       9,037       $        9,942
                                 Consumer Finance                       919                   --
                                                              ----------------    ----------------
                                 Consolidated Total           $       9,956       $        9,942
                                                              ================    ================
                   Income (Loss) Before Tax
                                 Home Improvement             $        (296)      $          669
                                 Consumer Finance                       280                   --
                                                              ----------------    ----------------
                                 Consolidated Total           $         (16)      $          669
                                                              ================    ================
                   Assets:

                                 Home Improvement             $      10,122       $        9,795
                                 Consumer Finance                     7,837                   --
                                 Eliminate intercompany loans        (1,155)                  --
                                                              ----------------    ----------------
                                 Consolidated Total           $      16,804       $        9,795
                                                              ================    ================

3.   Inventory

     Inventory consisted of the following:

                                                                  March 31            December 31
                                                                    2002                  2001
                                                              -----------------   ----------------

     Raw materials                                           $      595,296       $      554,983
     Work-in-progress                                               413,837              423,551
                                                             ------------------   ----------------
                                                             $    1,009,133       $      978,534
                                                             ==================   ================

4.   Commitments and Contingencies

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

                           U.S. Home Systems, Inc.

     Off Balance Sheet Credit Risk
     -----------------------------

     The Company's consumer financing business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposits a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of installments sales contracts purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the "Hold Back Reserve"). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, as well as is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements and has provided for these estimated credit losses. During the three-month period ended March 31, 2002, approximately $20,000 of credit losses were charged against the reserve. The Company has estimated that at March 31, 2002, the maximum liability for credit losses under these agreements is approximately $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $127,000 at March 31, 2002.

5.   Earnings Per Share

     The following table sets forth the computation of earnings per share:

                                                                      Three-months ended
                                                                           March 31
                                                                           --------
                                                                     2002              2001
                                                              ------------------------------------
     Income applicable to common stockholders:
         Net income (loss)                                    $        (9,710)      $    406,943
            Accrued dividends - mandatory redeemable
               preferred stock                                         (8,000)           (12,000)
                                                              ------------------------------------
     Income (loss) applicable to common stockholders          $       (17,709)      $    394,943
                                                              ====================================
     Weighted average shares outstanding - basic                    5,897,815          2,958,419
     Effect of dilutive securities                                          -                502
                                                              ------------------------------------
     Weighted average shares outstanding - diluted                  5,897,815          2,958,921
                                                              ====================================
     Earnings (loss) per share - basic                        $          0.00       $       0.13
                                                              ====================================
     Earnings (loss) per share - diluted                      $          0.00       $       0.13
                                                              ====================================
     Pro-forma weighted average shares                              5,897,815          5,897,815
                                                              ====================================
     Pro-forma earnings per share                             $          0.00              $0.07
                                                              ====================================

Pro-forma earnings per share reflects the total number of shares outstanding as of March 31, 2002 and gives effect to the Company's merger and acquisitions of Cabinet Clad and First Consumer Finance, Inc. in 2001.

                           U.S. Home Systems, Inc.

6.   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, (collectively, the Statements) effective for fiscal years beginning after December 15, 2001. Under the Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets, including those meeting new recognition criteria under the Statements, will continue to be amortized over their estimated useful lives.

     The Company has adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. As provided for under SFAS No. 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001, will not be amortized. The Company will test for impairment as prescribed in SFAS No. 142 prior to June 30, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the financial statements related to this adoption.

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

General

     The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company's consumer finance business was established in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc., a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows. Operations of the acquired business are included in the Company's consolidated financial statements from their respective dates of acquisition.

     The following should be read in conjunction with the Company's unaudited financial statements for the three-month periods ended March 31, 2002 and 2001, respectively, and the Company's audited financial statements for year ended December 31, 2001 and the notes to the financial statements included therein.

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

     Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts receivable based upon specific identification of problem accounts, expected future default rates and historical default rates. If the financial condition of the Company's customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required.

     Inventory - Inventory (consisting of raw materials and work-in-process) is carried at the lower of cost (determined by the first-in, first-out method) or market. The Company provides a reserve for lower of cost or market and excess, obsolete and slow moving inventory based on specific identification of problem inventory products, expected sales volume, historical sales volume and trends in pricing. If any estimates were to change, additional reserves may be required.

     Finance Receivables Held for Sale - Finance receivables held for sale are carried at the lower of cost or market. The carrying amounts of finance receivables held for sale typically approximate fair value due to the short period of time they are held by the Company (i.e. three months or less). However, if the Company's ability to sell finance receivables at favorable terms was to deteriorate, a lower of cost or market reserve may be required.

     Goodwill - The purchase price allocations related to the Company's acquisitions were performed in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangibles". In accordance with these statements, goodwill is not amortized to expense, however the Company will have to analyze goodwill for impairment issues before June 30, 2002, and periodically thereafter.

     Credit Loss Reserves - The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, if credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements and has provided for these estimated credit losses. During the three-month period ended March 31, 2002, approximately $20,000 of credit losses were charged against the reserve. The Company has estimated that at March 31, 2002, the maximum liability for credit losses under these agreements is approximately $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $127,000 at March 31, 2002. If credit losses were to exceed current estimates, additional reserves may be required.

Results of Operations

     Comparison of three-month period ended March 31, 2002 to the three-month period ended March 31, 2001

     To assist in understanding the Company's operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the three-month periods ending March 31, 2002 and 2001, respectively.

                                                                Three-months ended March 31
                                             ------------------------------------------------------------
                  (In thousands)                            2002                          2001
                                                            ----                          ----
                                                   $000             %               $000            %
                                             ------------------------------------------------------------
    Revenues                                        $ 9,956        100.0%          $ 9,942          100.0%
    Cost of goods sold                                4,058         40.8             4,331           43.6
                                                    -------        -----           -------          -----
    Gross profit                                      5,898         59.2             5,611           56.4
    Operating expenses:
        Branch operating                                398          4.0               392            3.9
        Sale and marketing                            3,863         38.8             3,554           35.8
        License fees                                    187          1.9               215            2.2
        General and administrative                    1,437         14.4               787            7.9
                                                    -------        -----           -------          -----
    Operating income                                     13          0.1               663            6.6
    Other income (expense), net                         (29)        (0.3)                6            0.1
                                                    -------        -----           -------          -----
    Income (loss) before income taxes                   (16)        (0.2)              669            6.7
    Income tax                                           (6)        (0.1)              262            2.6
                                                    -------        -----           -------          -----
    Net income (loss)                               $   (10)        (0.1)          $   407            4.1
                                                    -------        -----           -------          -----

Consolidated revenues were $9,956,000 in the three-month period ended March 31, 2002 as compared to $9,942,000 for the three-month period ended March 31, 2001. Net loss for the current period was $10,000 as compared to net income of $407,000 in the prior year period. The decline in earnings from the prior year period principally reflects start-up costs associated with the Company's operations in southern California under its agreement with Renewal by Andersen, and lower revenues in the Company's home improvement segment resulting from lower order backlog at the beginning of the period. Net income from the Company's consumer finance segment was $171,000 for three-month period ended March 31, 2002.

     In October 2001 the Company entered into an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. The agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater southern California area. Andersen Corporation, the parent of RbA, is the most recognized and used brand in the window and patio door industry. In February 2002 the Company started up its operations in the southern California market under its agreement with RbA, and during the first quarter ended March 31, 2002, the Company incurred approximately $325,000 in costs, including advertising, sales and management personnel expenses, and general operating expenses. The Company recognizes revenue upon completion of installation of each new sales order. The Company estimates that it will complete installations of new sales orders from RbA operations in approximately 60 days from the date an order is received. Since advertising and operating expenses are expensed as incurred, and no RbA sales orders were completed during the period, the Company had no revenues in the period to offset its start up costs. In addition, and as expected, the Company's sales efficiencies for the start up were less than its historical experience in a mature operation. Management believes that these performance factors will improve in the second quarter ended June 30, 2002.

     Revenues from the Company's home improvement segment were $9,037,000 in the three-month period ended March 31, 2002, a decrease of approximately 9% from $9,942,000 in the prior year period. The decline in home improvement revenues was principally the result of the Company's lower order backlog at the beginning of the 2002 period as compared to the beginning of the 2001 period. In this respect, backlog of sales orders to be completed at December 31, 2001 was $4,637,000 as compared to $5,474,000 at December 31, 2000. The lower order backlog at the beginning of the 2002 period primarily resulted from two factors. First, the Company's generation of new sales orders was adversely effected following the tragedy of September 11, 2001 attack on the World Trade Center. While the generation of new sales orders had substantially returned to their prior levels prior to the end of 2001, the initial reduction in new sales orders reduced the Company's backlog of orders to be completed. Secondly, during the year 2001, the Company made several improvements in its operations which resulted in a reduction in the time to complete a new sales order. The combination of lower new sales orders following September 11, 2001, and the Company's ability to complete orders more promptly resulted in lower order backlog at the end of 2001 as compared to 2000, and ultimately reflected lower revenues in the first quarter ended March 31, 2002.

     Backlog of sales orders to be installed at March 31, 2002 was $6,468,000 as compared to $6,066,000 at March 31, 2001. The increase in backlog at March 31, 2002 reflects a 3.5% increase in new sales orders, which increased from $10,474,000 in the three-month period ended March 31, 2001 to $10,836,000 in the three-month period ended March 31, 2002.

     Revenues from the consumer finance segment were $919,000 for the three-month period ended March 31, 2002, including $713,000 from portfolio sales and $206,000 from servicing fees and interest income earned on finance receivables.

     Gross profit for the home improvement segment was $4,979,000, or 55.1% of related segment revenues for the three-month period ended March 31, 2002, as compared to $5,611,000, or 56.4% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of lower margin products sold, and production management overhead related to the Company's start up of operations in southern California.

     All expenses associated with acquiring, servicing and selling installment sales contract portfolios of the consumer finance segment are included in operating expenses and consequently gross profit from consumer financing operations is equal to its revenues.

     Consolidated operating expenses were approximately $5,885,000, or 59.1% of consolidated revenues for the three-month period ended March 31, 2002, as compared to $4,948,000, or 49.8% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

     Branch operating expense includes costs associated with each of the Company's local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $398,000, or 4.4% of segment revenues, as compared to $392,000, or 3.9% of segment revenues for the three-month period ended March 31, 2002 and 2001, respectively. The increase in branch operating expenses as a percentage of segment revenues is due to the lower revenues in the current year period.

     The Company's home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company conducts a substantial portion of its home improvement marketing under the trademarks and service marks "CENTURY 21(TM) Cabinet Refacing" and "CENTURY 21(TM) Home Improvements". Additionally, the Company markets its products in certain markets under the brand names Renewal by Andersen, "FaceliftersSM" and "Cabinet CladSM." Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. However, the securing of sales orders is generally concurrent with marketing expenditures. In this respect, and including the Company's start up of operations in southern California, marketing expenses for home improvement operations were approximately $2,145,000, or 23.7% of segment revenues for the three-month period ended March 31, 2002, as compared to $1,881,000, or 18.9% of revenues for the prior year period, and were 19.8% and 18.0% of new sales orders, respectively. The increase of marketing expense as a percentage of segment revenues and new sales orders is principally due to the Company's start up in southern California related to its Renewal by Andersen agreement, combined with a higher cost to acquire a new customer appointment as compared to the prior year. During the three-months ended March 31, 2002, the Company changed its marketing media strategy to a larger mix of higher priced media sources, which in the aggregate, resulted in a 6% increase in the cost to acquire a new customer appointment as compared to the prior year period.

     Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $1,718,000, or 19% of segment revenues for the three-month period ended March 31, 2002, as compared to $1,673,000, or 16.8% of revenues in the prior year period. The increase in sales expenses in dollar terms, as well as a percentage of segment revenues, is principally due to sales personnel costs associated with the Company's Renewal by Andersen operation, and increased sales management salaries.

     License fees were $187,000, or 2.1% of home improvement segment revenues for the three-month period ended March 31, 2002, as compared to $215,000, or 2.2% of revenues in the prior year. The decrease in license fees is due to a lower amount of the Company's business sold under the Century 21-license agreement.

     General and administrative expenses were approximately $1,437,000, or 14.4% of consolidated revenues for the three-month period ended March 31, 2002, as compared to $787,000, or 7.9% of revenues in the prior year period. The increase in general and administrative expenses reflects $606,000 related to the Company's consumer finance segment, which did not exist in the prior year period.

     Other income (expense) consists primarily of interest expense offset by interest income. Interest expense increased from the prior year period resulting from borrowing under a line of credit utilized by the finance segment to purchase loan portfolios.

Liquidity and Capital Resources

     The Company has historically financed its liquidity needs through a variety of sources including cash flows from operations, proceeds from the sale of common and preferred stock, borrowing under bank credit agreements and loans from its stockholders.

     At March 31, 2002 the Company had $4,706,000 in cash, and borrowing capacity under a revolving credit facility with a bank in the amount of $600,000. The Company utilized approximately $267,000 of cash, net of borrowings, in the three-month period ended March 31, 2002. The reduction of the Company's cash reserves principally resulted from the loss in the current period and the Company's increase in consumer finance receivables. The Company's consumer finance business purchases consumer credit installment sale contracts (finance receivables) from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of finance receivables portfolios. The Company has a line of credit with a bank that the Company utilizes to purchase finance receivables, and pays down the line upon sale of the receivable portfolios. During the three-month period ended March 31, 2002, the Company's borrowing under the line increased approximately $443,000, and finance receivables increased approximately $510,000.

     In February 2001 the Company completed a merger in which the Company received approximately $1,538,000 in cash and other assets and liabilities, and paid merger expenses of $149,000. Also in connection with the merger, in the three-month period ended March 31, 2001, the Company paid approximately $154,000 of assumed liabilities.

     Capital expenditures were $91,000 in the three-month period ended March 31, 2002 as compared to $64,000 in the three-month period ended March 31, 2001. Capital expenditures consisted primarily of machinery and computer equipment. Management estimates that capital expenditures in 2002 will exceed $500,000 and include additional machinery, computer equipment and leasehold improvements.

     Based upon current financial resources, including existing lines of credit, the Company believes that it will have sufficient resources to meet its anticipated working capital needs for the business as currently conducted for the next twelve months. However, the Company anticipates that it will need additional working capital to fund its business strategy including expanding its consumer finance business and acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair the Company's ability to achieve its business strategy. There can be no assurance that the Company will have sufficient funds or successfully achieve its plans to a level that will have a positive effect on its results of operations or financial condition. The ability of the Company to execute its growth strategy is contingent upon sufficient capital as well as other factors, including its ability to further increase consumer awareness of its products by advertising, its ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, its ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond the control of the Company. There can be no assurance that the Company's growth strategy will be successful, and there can be no assurance that such lack of success will not have a material adverse effect on the Company's financial condition.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2. Changes In Securities

     There were no changes in securities during the three-month period ended March 31, 2002.

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2002.

ITEM 6. Exhibits and Reports on Form 8K

     On February 20, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting that certain stockholders of the Company entered into an Option Agreement with an unaffiliated third party ("Optionee") and granted to the Optionee an option to purchase 300,000 shares of the Company's common stock at $3.50 per share. The option expires on January 1, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 10, 2002 on its behalf by the undersigned, thereto duly authorized.


                       U.S. HOME SYSTEMS, INC.



                       By:                /s/ Murray H. Gross
                          ------------------------------------------------------
                          Murray H. Gross, President and Chief Executive Officer