Form 10QSB
period 2002-06-30
US HOME SYSTEMS INC /TX
filed 2002-08-12
CIK 844789

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2002
COMMISSION FILE NUMBER 0-18291

U.S. HOME SYSTEMS, INC.
(Name of Small Business Issuer Specified in Its Charter)

Delaware	75-2922239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 State Highway 121 Bypass, Suite 170 Lewisville, Texas	75067
(Address of Principal Executive Offices)	(Zip Code)

(214) 488-6300
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☑        No  ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 5,953,371 shares as of August 9, 2002.

-i-

ITEM 1.    Financial Statements

U.S. Home Systems, Inc.
Consolidated Balance Sheets

	June 30	December 31
Assets	2002	2001
	(unaudited)
Current assets:
Cash and cash equivalents, including restricted cash of $93,182 and $156,809 at June 30, 2002 and December 31, 2001, respectively	$5,020,512	$4,944,050
Finance receivables held for sale	3,062,378	2,591,699
Accounts receivable, net	1,338,481	710,760
Notes receivable	2,630	33,790
Commission advances	328,291	266,868
Inventory	1,291,643	978,534
Prepaid expenses	364,422	253,361
Deferred income taxes	75,164	75,164

Total current assets	11,483,521	9,854,226

Finance receivables held for investment	62,005	66,706
Property, plant, and equipment, net	1,697,959	1,770,525
Goodwill	4,412,853	4,066,270
Other assets	169,598	126,873

Total assets	$17,825,936	$15,884,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,617,235	$1,383,283
Revolving line of credit	2,286,831	2,506,536
Customer deposits	1,707,033	845,949
Accrued wages, commissions, and bonuses	805,300	697,224
Federal, state, and local taxes payable	590,293	103,965
Current portion of long-term debt	164,255	181,618
Current portion of long-term capital lease obligations	61,151	83,664
Other accrued liabilities	427,637	542,201

Total current liabilities	7,659,735	6,344,440

Long-term debt, net of current portion	185,827	268,565
Long-term capital lease obligations, net of current portion	428,144	458,950

Commitments and contingencies	—	—

Mandatory redeemable preferred stock – $0.01 par value, 24,000 and 32,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively, liquidation value $10 per share	240,000	320,000

Stockholders’ equity:
Preferred stock – $0.01 par value, 100,000 shares authorized, 24,000 and 32,000 mandatory redeemable preferred shares outstanding at June 30, 2002 and December 31, 2001,respectively	—	—
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock – $0.001 par value, 30,000,000 shares authorized, 5,953,371 and 5,897,815 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	5,953	5,898
Additional capital	6,617,755	6,367,810
Retained earnings	2,688,522	2,118,937

Total stockholders’ equity	9,312,230	8,492,645

Total liabilities and stockholders’ equity	$17,825,936	$15,884,600

U.S. Home Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	Three-months ended June 30
	2002	2001
Contract revenues	$12,071,580	$9,744,114
Revenue from loan portfolio sales	806,219	—
Other revenues	241,332	64,999

Total revenues	13,119,131	9,809,113

Cost of goods sold	5,369,143	4,217,635

Gross profit	7,749,988	5,591,478

Operating expenses:
Branch operating	460,857	333,437
Sales and marketing	4,402,372	3,438,569
License fees	222,355	239,811
General and administrative	1,659,294	870,753

Income from operations	1,005,110	708,908

Other income (expenses), net	(27,948)	18,838

Income before income taxes	977,162	727,746
Income taxes	381,868	284,884

Net income	$595,294	442,862

Net income per common share – basic and diluted	$0.10	$0.09

Weighted average shares	5,916,130	4,902,646

See accompanying notes.

U.S. Home Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	Six-months ended June 30
	2002	2001
Contract revenues	$21,076,920	$19,626,954
Revenue from loan portfolio sales	1,519,602	—
Other revenues	478,686	124,620

Total revenues	23,075,208	19,751,574

Cost of goods sold	9,426,744	8,548,617

Gross profit	13,648,464	11,202,957

Operating expenses:
Branch operating	859,342	725,207
Sales and marketing	8,265,583	6,993,342
License fees	409,292	455,150
General and administrative	3,095,823	1,657,529

Income from operations	1,018,424	1,371,729

Other income (expenses), net	(56,921)	24,827

Income before income taxes	961,503	1,396,556
Income taxes	375,918	546,751

Net income	$585,585	$849,805

Net income per common share – basic and diluted	$0.10	$0.21

Weighted average shares	5,907,023	3,935,903

See accompanying notes.

U.S. Home Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	5,897,815	$5,898	$6,367,810	$2,118,937	$8,492,645
Accrued dividends – mandatory redeemable preferred stock	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	(9,709)	(9,709)
Balance at March 31, 2002	5,897,815	$5,898	$6,367,810	$2,101,228	$8,474,936
Issuance of common stock, acquisition	55,556	55	249,945		250,000
Accrued dividends – mandatory redeemable preferred stock	—	—	—	(8,000)	(8,000)
Net income	—	—	—	595,294	595,294

Balance at June 30, 2002	5,953,371	$5,953	$6,617,755	$2,688,522	$9,312,230

See accompanying notes.

U.S. Home Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six-months ended June 30
	2002	2001
Operating Activities
Net income	$585,585	$849,805
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	272,432	209,914
Changes in operating assets and liabilities net of effects of acquired business:
Finance receivables held for sale:
Sales of, and receipts on, loan portfolios	13,935,665	—
Purchases of finance receivables	(14,406,344)	—
Accounts receivable	(626,950)	(164,319)
Inventory	(313,109)	76,052
Commission advances and prepaid expenses	(172,484)	(56,695)
Accounts payable and customer deposits	1,095,036	539,557
Other assets and liabilities	438,789	(148,113)

Net cash provided by operating activities	808,620	1,306,201

Investing Activity
Purchases of property, plant, and equipment	(181,384)	(162,378)
Purchase of Reface, Inc.	(116,739)	—
Other	35,090	—

Cash used in investing activity	(263,033)	(162,378)

Financing Activities
Proceeds from revolving line of credit	12,617,025	—
Principal payments on revolving line of credit, long-term debt, and capital leases	(12,990,150)	(171,728)
Dividends on mandatory redeemable preferred stock	(16,000)	(153,580)
Redemption of redeemable preferred stock	(80,000)	(80,000)
Reverse Merger cash acquired	–	1,537,512
Merger costs	–	(183,037)
Net collections of U.S. Pawn acquired assets	–	(155,599)

Net cash provided by (used in) financing activities	(496,125)	793,568

Net increase in cash and cash equivalents	76,462	1,937,391
Cash and cash equivalents at beginning of period	4,944,050	2,371,347

Cash and cash equivalents at end of period	$5,020,512	$4,308,738

Supplemental Disclosure of Cash Flow Information
Interest paid	$92,847	$51,022

Cash payments of income taxes	$34,300	$783,310

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

1.    Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company”) is engaged in the manufacture, design, sale and installation of quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry throughout the United States.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of June 30, 2002 and for the three-month and six-month periods ending June 30, 2002 and 2001 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form-10K-SB for the year ended December 31, 2001.

2.    Information About Segments

The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company’s reportable segments have been determined based on the nature of products offered to consumers.

The Company’s home improvement segment is engaged, through direct consumer marketing, in the design, manufacture, sale and installation of quality specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company operates sales and installation centers in 15 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts its home improvement operations under several brand names. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also has an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. That agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater southern California area. On February 7, 2002, the Company began operating in the southern California market under its agreement with RbA. The Company also conducts its business in certain markets under the names “FaceliftersSM” and “Cabinet CladSM.”.

The Company entered into the consumer finance business in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. The Company’s consumer finance business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. In most cases, the Company retains the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the contracts generates both fee income and recurring income. During the three-month and six-month periods ended June 30, 2002, FCC purchased $2,019,000 and $2,812,000 of installment sales contracts from the Company’s home improvement operations, respectively.

The following presents certain financial information of the Company’s segments for the three-month and six-month periods ending June 30, 2002 and 2001:

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.    Information About Segments (continued)

	Three-months ended June 30		Six-months ended June 30
	2002	2001	2002	2001
	(In thousands)
Revenues:
Home Improvement	$12,080	$9,809	$21,117	$19,751
Consumer Finance	1,039	—	1,958	—

Consolidated Total	$13,119	$9,809	$23,075	$19,751

Income (Loss) Before Tax
Home Improvement	$591	$728	$296	$1,397
Consumer Finance	386	—	666	—

Consolidated Total	$977	$728	$962	$1,397

Assets:
Home Improvement	$11,427	$9,776	$11,427	$9,776
Consumer Finance	7,566	—	7,566	—
Eliminate intercompany loans	(1,167)	—	(1,167)	—

Consolidated Total	$17,826	$9,776	$17,826	$9,776

3.    Acquisition

On June 1, 2002, the Company completed an acquisition of certain assets of Reface, Inc., a Virginia based home improvement company specializing in kitchen and bathroom remodeling. The purchase price was approximately $367,000 consisting of a cash payment of $100,000, transaction expenses of $17,000, and the issuance of 55,556 shares of common stock of the Company. The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets acquired resulted in approximately $347,000 of goodwill. In accordance with Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangibles”, goodwill will not be amortized to expense but will be reviewed annually for impairment or more frequently if impairment indicators arise. The operations of the acquired business are included in the accompanying consolidated financial statements from its date of acquisition.

4.    Inventory

Inventory consisted of the following:

	June 30 2002	December 31 2001
Raw materials	$768,106	$554,983
Work-in-progress	523,537	423,551

	$1,291,643	$978,534

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5.    Commitments and Contingencies

Litigation

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

Off Balance Sheet Credit Risk

The Company’s consumer financing business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposited a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of installments sales contracts purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, as well as is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements and has provided for these estimated credit losses. During the six-month period ended June 30, 2002, approximately $20,000 of credit losses were charged against the reserve. The Company has estimated that at June 30, 2002, the maximum liability for credit losses under these agreements is approximately $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $127,000 at June 30, 2002.

6.    Credit Facility

On June 20, 2002, the Company’s consumer finance subsidiary amended its line of credit with a financial institution, increasing its available line of credit from $3,500,000 to $5,000,000. All other terms of the agreement are unchanged. At June 30, 2002. the Company had outstanding borrowings of approximately $2,287,000 under the line of credit. Proceeds from the revolving line of credit are utilized to purchase installment sales contracts. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of installment sales contracts. FCC is required to pay down the line of credit upon the sale of installment contracts, or if the borrowing base is less than the outstanding principal balance of eligible installment sales contracts.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.    Capitalization

On June 1, 2002, in connection with the Company’s acquisition of certain assets of Reface, Inc. (see Note 3), the Company issued 55,556 shares of common stock. At June 30, 2002, the Company had outstanding 5,953,371 shares of common stock.

On June 12, 2002, the shareholders of the Company approved an amendment to the Company’s 2000 Stock Compensation Plan (the “Plan”). The Plan was originally approved by the shareholders on January 12, 2001. Prior to the amendment adopted by the shareholders on June 12, 2002, the Plan provided for the maximum number of shares of common stock in respect to which options may be granted under the Plan from a number equal to 10% of the Company’s outstanding common stock, up to 3,000,000 shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s Common Stock as provided in Section 15 of the Plan. The amendment, as approved by the stockholders, provided for the maximum number of shares of common stock to which options may granted to 3,000,000 shares without limitation, and also provided for the limit on the number of shares in respect of which options may be granted to any one person under the Plan to 300,000 shares during any single calendar year. Subsequent to the shareholders approval of the Plan amendment, the Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. In addition, the Board authorized the grant of stock options to certain employees, none of whom were an officer or director of the Company, to purchase 45,976 shares of common stock.

On July 19, 2002, the Company filed a registration statement on Form S-8 covering up to 1,190,674 shares of common stock which may be issued under the 2000 Stock Compensation Plan.

8.    Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three-months ended June 30		Six-months ended June 30
	2002	2001	2002	2001
Income applicable to common stockholders:
Net income	$595,294	$442,862	$585,585	$849,805
Accrued dividends – mandatory redeemable preferred stock	(8,000)	(12,000)	(16,000)	(24,000)

Income applicable to common stockholders	$587,294	$430,862	$569,585	$825,805

Weighted average shares outstanding – basic	5,916,130	4,902,646	5,907,023	3,935,903
Effect of dilutive securities	115,122	2,498	123,067	14,580

Weighted average shares outstanding – diluted	6,031,252	4,905,144	6,030,090	3,950,483

Earnings per share – basic	$0.10	$0.09	$0.10	$0.21

Earnings per share – diluted	$0.10	$0.09	$0.10	$0.21

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9.    New Accounting Pronouncements

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

The Company has adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. As provided for under SFAS No. 142, the Company has completed a test for impairment of its goodwill based upon the measurement of its fair value, and determined that its goodwill is not impaired. All goodwill relates to acquisitions occurring after June 30, 2001 and were accounted for in accordance with SFAS No. 141 and SFAS No. 142. There were no significant amortizable or non-amortizable intangibles. Goodwill as of June 30, 2002 is as follows:

	Home Improvement Segment	Finance Segment	Total
Goodwill balance December 31, 2001	$298,856	$3,767,414	$4,066,270
Acquisition	346,583	—	346,583

Goodwill balance – June 30, 2002	$645,439	$3,767,414	$4,412,853

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no effect on the financial statements related to this adoption.

10.    Subsequent Events

On July 11, 2002, the Company signed a non-binding letter agreement to acquire Deck America, Inc., a privately-held Woodbridge, Virginia based specialty product home improvement business specializing in the fabrication, sale and installation of decks and deck enclosures. The acquisition is part of the Company’s strategic plan to expand its business to new markets and achieve deeper market penetration in its existing operations through new product lines. The Company will acquire Deck America for a combination of cash and common stock. The completion of the acquisition is subject to certain conditions, including the negotiation and execution of a definitive purchase agreement and the satisfactory completion of due diligence investigations by both parties. There is no assurance that a definitive purchase agreement providing for the acquisition and other transactions contemplated by the letter agreement will be executed or that the acquisition will occur.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that reflect management’s current views, which can be identified by the use of terms such as “believes”, “estimates”, “plans”, “expects”, “anticipates”, and “intends” or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results, performance or achievements to differ materially from historical results or those anticipated. Many of the risks and uncertainties are beyond the control of the Company, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results, performance or achievements to differ materially from those anticipated.

General—The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company’s consumer finance business was established in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc., a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows. On June 1, 2002, the Company completed an acquisition of certain assets of Reface, Inc., a Virginia based home improvement company specializing in kitchen and bathroom remodeling. Operations of the acquired businesses are included in the Company’s consolidated financial statements from their respective dates of acquisition.

The following should be read in conjunction with the Company’s unaudited financial statements for the three-month and six-month periods ending June 30, 2002 and 2001, respectively, and the Company’s audited financial statements for year ended December 31, 2001 and the notes to the financial statements included therein.

Critical Accounting Policies—The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts—The Company provides an allowance for doubtful accounts receivable based upon specific identification of problem accounts, expected future default rates and historical default rates. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required.

Inventory—Inventory (consisting of raw materials and work-in-process) is carried at the lower of cost (determined by the first-in, first-out method) or market. The Company provides a reserve for lower of cost or market and excess, obsolete and slow moving inventory based on specific identification of problem inventory products, expected sales volume, historical sales volume and trends in pricing. If any estimates were to change, additional reserves may be required.

Finance Receivables Held for Sale—Finance receivables held for sale are carried at the lower of cost or market. The carrying amounts of finance receivables held for sale typically approximate fair value due to the short period of time they are held by the Company (i.e. three months or less). However, if the Company’s ability to sell finance receivables at favorable terms was to deteriorate, a lower of cost or market reserve may be required.

Goodwill—The purchase price allocations related to the Company’s acquisitions were performed in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. In accordance with these statements, goodwill is not amortized to expense, however the Company will have to analyze goodwill for impairment issues annually.

Credit Loss Reserves—The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, if credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements and has provided for these estimated credit losses. The Company has estimated that at June 30, 2002, the maximum liability for credit losses under these agreements is approximately $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $127,000 at June 30, 2002. If credit losses were to exceed current estimates, additional reserves may be required.

Results of Operations

Comparison of three-month period ended June 30, 2002 to the three-month period ended June 30, 2001

To assist in understanding the Company’s operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the three-month periods ending June 30, 2002 and 2001, respectively.

	Three-months ended June 30
	2002		2001
	(In thousands)
Consolidated:	$000%		$000%

Revenues	$13,119	100.0%	$9,809	100.0%
Cost of goods sold	5,369	40.9	4,217	43.0

Gross profit	7,750	59.1	5,592	57.0
Operating expenses:
Branch operating	461	3.5	333	3.4
Sale and marketing	4,403	33.6	3,439	35.1
License fees	222	1.7	240	2.4
General and administrative	1,659	12.7	871	8.9

Operating income	1,005	7.6	709	7.2
Other income (expense), net	(28)	(0.2)	19	0.2

Income before income taxes	977	7.4	728	7.4
Income tax	382	2.9	285	2.9

Net income	$595	4.5	$443	4.5

Segment Information:
Revenues
Home Improvement	$12,080		$9,809

Consumer Finance	$1,039		—

Income before income taxes
Home Improvement	$591		$728

Consumer Finance	$386		—

The Company achieved record revenues and earnings in the three-month period ended June 30, 2002. Consolidated revenues increased approximately 34% to $13,119,000 for the three-month period ended June 30, 2002 as compared to $9,809,000 in the three-month period ended June 30, 2001, and net income increased approximately 34% to $595,000 as compared to $443,000, respectively.

Revenues from the Company’s home improvement segment increased 23% to $12,080,000 as compared to $9,809,000 in the prior year period. The Company recognizes revenue on completion of each new sales order. The increase in revenues reflects higher new sales order volume across all of the Company’s product lines, as well as increases resulting from the Company’s recent acquisitions. Pre-tax income from the home improvement segment was $591,000 as compared to $728,000 for the prior year period. The decline in earnings from the prior year period principally reflects start-up operating losses in the Company’s Renewal by Andersen (“RbA”) operations, the start-up of operations in the Milwaukee market, and higher operating expenses. Excluding the RbA and Milwaukee operations, home improvement pre-tax income increased 28% to $930,000 as compared to $728,000 in the prior year period.

In October 2001 the Company entered into an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. The agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater southern California area. In February 2002 the Company started up its operations in the southern California market under its agreement with RbA. Although three months behind schedule, on June 1, 2002 , the Company opened its first RbA showroom in Torrance, California. The Company has experienced a number of start-up issues with the RbA operations, including, delays in completing customer orders due to longer lead times to acquire the necessary materials and engaging a sufficient number of qualified installers. As a result, the RbA operations incurred an operating loss in the three-month period ended June 30, 2002. Management is addressing these issues and believes that the RbA operations will significantly improve in the third quarter period.

In May 2002, the Company began operating in the Milwaukee, Wisconsin market. The greater Milwaukee market is ranked among the top 40 markets in the nation. During the three-months ended June 30, 2002, the Company incurred approximately $70,000 in costs, including advertising, sales and management personnel expenses, and general operating expenses. The Company recognizes revenue upon completion of installation of each new sales order. In the Company’s normal operating cycle, new sales orders are completed in approximately 55 days after an order is received. Since advertising and operating expenses are expensed as incurred, and given the Company’s operating cycle, the Company incurred an operating loss in the current period.

Backlog of sales orders to be installed at June 30, 2002 was $6,652,000 as compared to $5,900,000 at June 30, 2001. The increase in backlog at June 30, 2002 reflects a 28% increase in new sales orders, which increased from $9,578,000 in the three-month period ended June 30, 2001 to $12,264,000 in the three-month period ended June 30, 2002.

Revenues from the consumer finance segment were $1,039,000 for the three-month period ended June 30, 2002, including $806,000 from portfolio sales and $233,000 from servicing fees and interest income earned on finance receivables. Pre-tax income from the consumer finance segment was $386,000 for the three-month period ended June 30, 2002.

Gross profit for the home improvement segment was $6,711,000, or 55.6% of related segment revenues for the three-month period ended June 30, 2002, as compared to $5,591,000, or 57.0% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of lower margin products sold, and start up issues and production management overhead related to the Company’s RbA operations.

Consolidated operating expenses were approximately $6,745,000, or 51.5% of consolidated revenues for the three-month period ended June 30, 2002, as compared to $4,883,000, or 49.8% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $461,000, or 3.8% of segment revenues, as compared to $333,000, or 3.4% of segment revenues for the three-month period ended June 30, 2002 and 2001, respectively. The increase in branch operating expenses principally reflects the Companies acquisitions and RbA operations.

The Company’s home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company conducts a substantial portion of its home improvement marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements”. Additionally, the Company markets its products in certain markets under the brand names Renewal by Andersen, “FaceliftersSM” and “Cabinet CladSM.” Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. In this respect, since revenues are recognized upon completion of each sales order, marketing expenses as a percentage of revenues will generally be higher in periods of increasing production backlog of uncompleted sales orders. However, marketing expenditures are generally concurrent with the securing of sales orders. In the three-month period ended June 30, 2002, marketing expenses for home improvement operations were approximately $2,365,000 or 19.6% of segment revenues, as compared to $1,868,000, or 19.0% of revenues for the prior year period, and were 19.3% and 19.5% of new sales orders, respectively. The decline in marketing expense as a percentage of new sales orders is principally due to improved sales performance, offset by increased cost in the Company’s RbA operations. During the three-months ended June 30, 2002, the Company reduced its telemarketing marketing and increased its utilization of other media sources. The media sources utilized by the Company are generally more costly than its telemarketing marketing resulting in an increase in the cost to acquire a new customer. However, these media sources also generally result in higher sales efficiencies than telemarketing.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $2,038,000, or 16.9% of segment revenues for the three-month period ended June 30, 2002, as compared to $1,571,000, or 16.1% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of the growth in the Company’s operations, including recent acquisitions, the entry into the Milwaukee market, and RbA operations. The increase in sales expenses as a percentage of segment revenues, is principally due to sales personnel costs associated with the Company’s RbA operation, and increased sales management salaries.

License fees were $222,000, or 1.8% of home improvement segment revenues for the three-month period ended June 30, 2002, as compared to $240,000, or 2.4% of revenues in the prior year. The decrease in license fees is due to a lower amount of the Company’s business sold under the Century 21-license agreement.

General and administrative expenses were approximately $1,659,000, or 12.7% of consolidated revenues for the three-month period ended June 30, 2002, as compared to $871,000, or 8.9% of revenues in the prior year period. The increase in general and administrative expenses reflects $623,000 related to the Company’s consumer finance segment, which did not exist in the prior year period, and increased insurance, travel and investor relations expenses.

Other income (expense) consists primarily of interest expense offset by interest income. Interest expense increased from the prior year period resulting from borrowing under a line of credit utilized by the finance segment to purchase loan portfolios.

Comparison of six-month period ended June 30, 2002 to the six-month period ended June 30, 2001

To assist in understanding the Company’s operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the six-month periods ending June 30, 2002 and 2001, respectively.

	Six-months ended June 30
	2002		2001
	(In thousands)
Consolidated:	$000%		$000%

Revenues	$23,075	100.0%	$19,751	100.0%
Cost of goods sold	9,426	40.9	8,548	43.3

Gross profit	13,649	59.1	11,203	56.7
Operating expenses:
Branch operating	859	3.7	725	3.7
Sale and marketing	8,266	35.8	6,993	35.4
License fees	409	1.8	455	2.3
General and administrative	3,096	13.4	1,658	8.4

Operating income	1,019	4.4	1,372	6.9
Other income (expense), net	(57)	(0.2)	25	0.2

Income before income taxes	962	4.2	1,397	7.1
Income tax	376	1.6	547	2.8

Net income	$586	2.6	$850	4.3

Segment Information:
Revenues
Home Improvement	$21,117		$19,751

Consumer Finance	$1,958		—

Income before income taxes
Home Improvement	$296		$1,397

Consumer Finance	$666		—

Consolidated revenues were $23,075,000 in the six-month period ended June 30, 2002 as compared to $19,751,000 for the six-month period ended June 30, 2001. Net income was $586,000 for the six-month period ending June 30, 2002 as compared to $850,000 in the prior year period. The decline in net income from the prior year period principally reflects the start-up of the Company’s operations in southern California under its agreement with Renewal by Andersen, the start up of operations in the Milwaukee market, lower home improvement revenues in first quarter period resulting from lower order backlog at the beginning of the year, and higher operating costs.

        In October 2001 the Company entered into an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. The agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater southern California area. Andersen Corporation, the parent of RbA, is the most recognized and used brand in the window and patio door industry. In February 2002 the Company started up its operations in the southern California market under its agreement with RbA, and during the first quarter ended March 31, 2002, the Company incurred approximately $325,000 in costs, including advertising, sales and management personnel expenses, and general operating expenses. The Company recognizes revenue upon completion of installation of each new sales order. Since advertising and operating expenses are expensed as incurred, and no RbA sales orders were completed during the first quarter period, the Company had no revenues in the period to offset its start up costs. In addition, in the second quarter period ended June 30, 2002, the Company experienced a number of start-up issues with the RbA operations, including delays in completing customer orders due to longer lead times to acquire the necessary materials, engaging a sufficient number of qualified installers, and delays in completing the Company’s showroom facility. As a result, the RbA operations incurred an operating loss in the three-month period ended June 30, 2002.

In May 2002, the Company began operating in the Milwaukee, Wisconsin market. The greater Milwaukee market is ranked among the top 40 markets in the nation. During the three-months ended June 30, 2002, the Company incurred approximately $70,000 in costs, including advertising, sales and management personnel expenses, and general operating expenses. The Company recognizes revenue upon completion of installation of each new sales order. In the Company’s normal operating cycle, new sales orders are completed in approximately 55 days after an order is received. Since advertising and operating expenses are expensed as incurred, and given the Company’s operating cycle, the Company incurred an operating loss in the current period.

Revenues from the Company’s home improvement segment were $21,117,000 in the six-month period ended June 30, 2002, an increase of approximately 7% from $19,751,000 in the prior year period. The increase in home improvement revenues reflects higher new sales order volume across all product lines, as well as increases from the Company’s recent acquisitions. The increase in revenues would have been greater except for the lower production backlog at the beginning of the year which had adversely effected revenues in the first quarter period ended March 31, 2002.

Backlog of sales orders to be installed at June 30, 2002 was $6,652,000 as compared to $5,900,000 at June 30, 2001. The increase in backlog at June 30, 2002 reflects a 15.2% increase in new sales orders, which increased from $20,053,000 in the six-month period ended June 30, 2001 to $23,100,000 in the six-month period ended June 30, 2002.

Revenues from the consumer finance segment were $1,958,000 for the six-month period ended June 30, 2002, including $1,520,000 from portfolio sales and $438,000 from servicing fees and interest income earned on finance receivables.

Gross profit for the home improvement segment was $11,690,000, or 55.4% of related segment revenues for the six-month period ended June 30, 2002, as compared to $11,203,000, or 56.7% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of lower margin products sold, and start up issues and production management overhead related to the Company’s RbA operations.

Consolidated operating expenses were approximately $12,630,000, or 54.7% of consolidated revenues for the six-month period ended June 30, 2002, as compared to $9,831,000, or 49.8% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $859,000, or 4.1% of segment revenues, as compared to $725,000, or 3.7% of segment revenues for the six-month period ended June 30, 2002 and 2001, respectively. The increase in branch operating expenses as a percentage of segment revenues is principally due to the Company’s RbA operations.

The Company’s home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company conducts a substantial portion of its home improvement marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements”. Additionally, the Company markets its products in certain markets under the brand names Renewal by Andersen, “FaceliftersSM” and “Cabinet CladSM.” Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. In this respect, since revenues are recognized upon completion of each sales order, marketing expenses as a percentage of revenues will generally be higher in periods of increasing production backlog of uncompleted sales orders. However, marketing expenditures are generally concurrent with the securing of sales orders. In the six-month period ended June 30, 2002, marketing expenses for home improvement operations were approximately $4,510,000, or 21.4% of segment revenues, as compared to $3,748,000, or 19.0% of revenues for the prior year period, and were 19.5% and 18.7% of new sales orders, respectively. The increase of marketing expense as a percentage of segment revenues and new sales orders is principally due to the Company’s Renewal by Andersen operations, combined with a higher cost of telemarketing markeing in the first quarter period of 2002. During the three-months ended June 30, 2002, the Company reduced its telemarketing marketing and increased its utilization of other media sources. The media sources utilized by the Company are generally more costly than its telemarketing marketing resulting in an increase in the cost to acquire a new customer. However, these media sources also generally result in higher sales efficiencies than telemarketing.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $3,751,000, or 17.8% of segment revenues for the six-month period ended June 30, 2002, as compared to $3,245,000, or 16.4% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of the growth in the Company’s operations, including recent acquisitions, the entry into the Milwaukee market, and RbA operations. The increase in sales expenses as a percentage of segment revenues, is principally due to sales personnel costs associated with the Company’s RbA operation, and increased sales management salaries.

License fees were $409,000, or 1.9% of home improvement segment revenues for the six-month period ended June 30, 2002, as compared to $455,000, or 2.3% of revenues in the prior year. The decrease in license fees is due to a lower amount of the Company’s business sold under the Century 21-license agreement.

General and administrative expenses were approximately $3,096,000, or 13.4% of consolidated revenues for the six-month period ended June 30, 2002, as compared to $1,658,000, or 8.4% of revenues in the prior year period. The increase in general and administrative expenses principally reflects $1,229,000 related to the Company’s consumer finance segment which did not exist in the prior year period, and increased insurance, travel and investor relations expenses.

Other income (expense) consists primarily of interest expense offset by interest income. Interest expense increased from the prior year period resulting from borrowing under a line of credit utilized by the finance segment to purchase loan portfolios.

Liquidity and Capital Resources

The Company has historically financed its liquidity needs through a variety of sources including cash flows from operations, proceeds from the sale of common and preferred stock and borrowing under bank credit agreements.

At June 30, 2002 the Company had $5,020,000 in cash, and borrowing capacity under a revolving credit facility with a bank in the amount of $600,000. In addition, the Company’s consumer finance operations has a $5,000,000 line of credit with a bank that the Company utilizes to purchase finance receivables, and pays down the line upon sale of the receivable portfolios. At June 30, 2002, the Company had outstanding borrowings under its line of credit of $2,287,000 and had a borrowing capacity of approximately $775,000. During the six-month period ended June 30, 2002, the Company’s borrowing under the line decreased approximately $220,000, and finance receivables increased approximately $470,000.

The Company generated approximately $809,000 in cash from operations during the six-month period ending June 20, 2002, and utilized approximately $469,000 of cash in financing activities.

In February 2001 the Company completed a merger in which the Company received approximately $1,538,000 in cash and other assets and liabilities, and paid merger expenses of $183,000. Also in connection with the merger, in the six-month period ended June 30, 2001, the Company paid approximately $156,000 of assumed liabilities.

Capital expenditures were $181,000 in the six-month period ended June 30, 2002 as compared to $162,000 in the six-month period ended June 30, 2001. Capital expenditures consisted primarily of machinery and computer equipment. Management estimates that capital expenditures in 2002 will exceed $300,000 and include additional machinery, computer equipment and leasehold improvements.

On July 11, 2002, the Company signed a non-binding letter agreement to acquire Deck America, Inc., a privately-held Woodbridge, Virginia based specialty product home improvement business specializing in the fabrication, sale and installation of decks and deck enclosures. The acquisition is part of the Company’s strategic plan to expand its business to new markets and achieve deeper market penetration in its existing operations through new product lines. The Company will acquire Deck America for a combination of cash and common stock. The completion of the acquisition is subject to certain conditions, including the negotiation and execution of a definitive purchase agreement and the satisfactory completion of due diligence investigations by both parties. There is no assurance that a definitive purchase agreement providing for the acquisition and other transactions contemplated by the letter agreement will be executed or that the acquisition will occur

Based upon current financial resources, including existing lines of credit, the Company believes that it will have sufficient resources to meet its anticipated working capital needs for the business as currently conducted for the next twelve months. However, the Company anticipates that it will need additional working capital to fund its business strategy including expanding its consumer finance business and acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair the Company’s ability to achieve its business strategy. There can be no assurance that the Company will have sufficient funds or successfully achieve its plans to a level that will have a positive effect on its results of operations or financial condition. The ability of the Company to execute its growth strategy is contingent upon sufficient capital as well as other factors, including its ability to further increase consumer awareness of its products by advertising, its ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, its ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond the control of the Company. There can be no assurance that the Company’s growth strategy will be successful, and there can be no assurance that such lack of success will not have a material adverse effect on the Company’s financial condition.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.    Changes In Securities

During the three-month period ended June 30, 2002, the Company issued 55,556 shares of common stock in connection with the acquisition of certain assets of Reface, Inc.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 12, 2002, the Company held its 2002 Annual Meeting of Shareholders. The shareholders approved the election of five directors and an amendment to the Company’s 2000 Stock Compensation Plan. The results of the ballots cast in person or by proxy at the meeting are as follows:

PROPOSAL I:    For the election as director of all nominees listed below:

	FOR	AGAINST	ABSTAIN
Murray H. Gross	5,549,358	375	24,425
David A. Yoho	5,549,358	375	24,425
Ronald I. Wagner	5,549,358	375	24,425
D.S. Berenson	5,549,358	375	24,425
Donald A. Buchholz	5,549,358	375	24,425

PROPOSAL II:    Proposal to approve the amendments to the U.S. Home Systems, Inc. 2000 Stock Compensation Plan:

FOR	AGAINST	ABSTAIN
3,267,475	782,056	9,750

ITEM 6.    Exhibits and Reports on Form 8K

On June 3, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting that the Company had completed an acquisition of certain assets of Reface, Inc.

On June 12, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting the results of the Company’s annual shareholder meeting.

Exhibit No. 99.1 – Certification of President and Chief Executive Officer, and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 9, 2002 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS
Murray H. Gross, President and Chief Executive Officer