Form 10QSB
period 2002-09-30
US HOME SYSTEMS INC /TX
filed 2002-11-12
CIK 844789

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 5,953,371 shares as of November 5, 2002.

-i-

ITEM 1.    Financial Statements

U.S. Home Systems, Inc.
Consolidated Balance Sheets

	September 30 2002	December 31 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $62,481 at September 30, 2002 and $156,809 at December 31, 2001	$5,406,941	$4,944,050
Finance receivables held for sale	4,659,810	2,591,699
Accounts receivable, net	1,190,791	710,760
Notes receivable	—	33,790
Commission advances	387,505	266,868
Inventory	1,296,519	978,534
Prepaid expenses	419,566	253,361
Deferred income taxes	75,164	75,164

Total current assets	13,436,296	9,854,226

Finance receivables held for investment	55,160	66,706
Property, plant, and equipment, net	1,655,159	1,770,525
Goodwill	4,412,853	4,066,270
Other assets	195,909	126,873

Total assets	$19,755,377	$15,884,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,560,467	$1,383,283
Revolving line of credit	4,518,451	2,506,536
Customer deposits	2,151,388	845,949
Accrued wages, commissions, and bonuses	706,054	697,224
Federal, state, and local taxes payable	210,526	103,965
Current portion of long-term debt	154,471	181,618
Current portion of long-term capital lease obligations	61,553	83,664
Other accrued liabilities	440,423	542,201

Total current liabilities	9,803,333	6,344,440

Long-term debt, net of current portion	155,000	268,565
Long-term capital lease obligations, net of current portion	412,611	458,950

Commitments and contingencies (Note 5)

Mandatory redeemable preferred stock – $0.01 par value, 24,000 and 32,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively, liquidation value $10 per share	240,000	320,000

Stockholders’ equity:
Preferred stock – $0.01 par value, 100,000 shares authorized, 24,000 and 32,000 mandatory redeemable preferred shares outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock – $0.001 par value, 30,000,000 shares authorized, 5,953,371 and 5,897,815 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	5,953	5,898
Additional capital	6,617,755	6,367,810
Retained earnings	2,520,725	2,118,937

Total stockholders’ equity	9,144,433	8,492,645

Total liabilities and stockholders’ equity	$19,755,377	$15,884,600

See accompanying notes.

U.S. Home Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	Three-months ended September 30
	2002	2001
Contract revenues	$11,261,927	$10,293,413
Revenue from loan portfolio sales	687,827	—
Other revenues	213,098	59,832

Total revenues	12,162,852	10,353,245

Cost of goods sold	5,284,539	4,436,293

Gross profit	6,878,313	5,916,952

Operating expenses:
Branch operating	563,040	380,133
Sales and marketing	4,792,890	3,585,434
License fees	197,363	268,006
General and administrative	1,545,740	871,122

Income (loss) from operations	(220,720)	812,257

Other income (expenses), net	(44,377)	10,471

Income (loss) before income taxes	(265,097)	822,728
Income taxes	(103,300)	326,473

Net income (loss)	$(161,797)	$496,255

Net income (loss) per common share – basic and diluted	$(0.03)	$0.10

Weighted average shares – basic and diluted	5,953,371	4,925,096

See accompanying notes.

U.S. Home Systems, Inc.
Consolidated Statements of Operations
(unaudited)

	Nine-months ended September 30
	2002	2001
Contract revenues	$32,338,847	$29,920,367
Revenue from loan portfolio sales	2,207,429	—
Other revenues	691,784	184,452

Total revenues	35,238,060	30,104,819

Cost of goods sold	14,711,283	12,984,910

Gross profit	20,526,777	17,119,909

Operating expenses:
Branch operating	1,422,382	1,105,340
Sales and marketing	13,058,473	10,578,776
License fees	606,655	723,156
General and administrative	4,641,563	2,528,651

Income from operations	797,704	2,183,986

Other income (expenses), net	(101,298)	35,298

Income before income taxes	696,406	2,219,284
Income taxes	272,618	873,224

Net income	$423,788	$1,346,060

Net income per common share – basic and diluted	$0.07	$0.31

Weighted average shares – basic	5,922,642	4,269,257

Weighted average shares – diluted	6,037,653	4,276,781

See accompanying notes.

U.S. Home Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	5,897,815	$5,898	$6,367,810	$2,118,937	$8,492,645
Accrued dividends – mandatory redeemable preferred stock	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	(9,709)	(9,709)
Balance at March 31, 2002	5,897,815	$5,898	$6,367,810	$2,101,228	$8,474,936
Issuance of common stock, acquisition	55,556	55	249,945		250,000
Accrued dividends – mandatory redeemable preferred stock	—	—	—	(8,000)	(8,000)
Net income	—	—	—	595,294	595,294
Balance at June 30, 2002	5,953,371	$5,953	$6,617,755	$2,688,522	$9,312,230
Accrued dividends – mandatory redeemable preferred stock	—	—	—	(6,000)	(6,000)
Net loss	—	—	—	(161,797)	(161,797)

Balance at September 30, 2002	5,953,371	$5,953	$6,617,755	$2,520,725	$9,144,433

See accompanying notes.

U.S. Home Systems, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine-months ended September 30
	2002	2001
Operating Activities
Net income	$423,788	$1,346,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	386,372	326,558
Provision for bad debts	41,117	20,347
Changes in operating assets and liabilities net of effects of acquired business:
Finance receivables held for sale:
Sales of, and receipts on, loan portfolios	19,959,045	—
Purchases of finance receivables	(22,033,010)	—
Accounts receivable	(518,229)	(513,559)
Inventory	(317,983)	274,527
Commission advances and prepaid expenses	(286,842)	(38,348)
Accounts payable and customer deposits	1,482,623	471,055
Other assets and liabilities	(35,798)	(103,976)

Net cash provided by (used in) operating activities	(898,917)	1,782,664

Investing Activity
Purchases of property, plant, and equipment	(252,026)	(313,454)
Purchase of Cabinet Clad, net of liabilities assumed	—	(111,480)
Purchase of Reface, Inc.	(116,739)	—
Other	37,720	—

Cash used in investing activity	(331,045)	(424,934)

Financing Activities
Proceeds from revolving line of credit	20,219,670	—
Principal payments on revolving line of credit, long-term debt, and capital leases	(18,416,920)	(251,980)
Dividends on mandatory redeemable preferred stock	(29,897)	(155,857)
Redemption of redeemable preferred stock	(80,000)	(80,000)
Reverse Merger cash acquired	—	1,537,512
Merger costs	—	(183,037)
Net collections of U.S. Pawn acquired assets	—	380,782
Other	—	(48,910)

Net cash provided by financing activities	1,692,853	1,198,510

Net increase in cash and cash equivalents	462,891	2,556,240
Cash and cash equivalents at beginning of period	4,944,050	2,371,347

Cash and cash equivalents at end of period	$5,406,941	$4,927,587

Supplemental Disclosure of Cash Flow Information
Interest paid	$146,329	$78,485

Cash payments of income taxes	$433,800	$1,132,900

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

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of September 30, 2002 and for the three-month and nine-month periods ending September 30, 2002 and 2001 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form-10K-SB for the year ended December 31, 2001.

2.    Information About Segments

The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company’s reportable segments have been determined based on the nature of products offered to consumers.

The Company’s home improvement segment is engaged, through direct consumer marketing, in the design, manufacture, sale and installation of quality specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and replacement windows. The Company operates sales and installation centers in 15 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility. The Company conducts its home improvement operations under several brand names. The Company conducts a substantial portion of its direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS. The Company also has an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation, that provides for the Company to be the exclusive replacement window retailer on an installed basis for RbA in the greater southern California area. On February 7, 2002, the Company began operating in the southern California market under its agreement with RbA. The Company also conducts its business in certain markets under the names “FaceliftersSM” and “Cabinet CladSM.”.

The Company entered into the consumer finance business in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. The Company’s consumer finance business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. In most cases, the Company retains the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the contracts generates both fee income and recurring income. During the three-month and nine-month periods ended September 30, 2002, FCC purchased $2,016,000 and $4,828,000 of installment sales contracts from the Company’s home improvement operations, respectively.

The following presents certain financial information of the Company’s segments for the three-month and nine-month periods ending September 30, 2002 and 2001:

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.    Information About Segments (continued)

	Three-months ended September 30		Nine-months ended September 30
	2002	2001	2002	2001
Revenues:
Home Improvement	$11,261,927	$10,353,245	$32,378,677	$30,104,819
Consumer Finance	900,925	—	2,859,383	—

Consolidated Total	$12,162,852	$10,353,245	$35,238,060	$30,104,819

Income (Loss) Before Tax
Home Improvement	$(486,090)	$822,728	$(191,004)	$2,219,284
Consumer Finance	220,993	—	887,410	—

Consolidated Total	$(265,097)	$822,728	$696,406	$2,219,284

Assets:
Home Improvement	$10,980,122	$10,357,042	$10,980,122	$10,357,042
Consumer Finance	9,949,551	—	9,949,551	—
Eliminate intercompany loans	(1,174,296)	—	(1,174,296)	—

Consolidated Total	$19,755,377	$10,357,042	$19,755,377	$10,357,042

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

4.    Inventory

Inventory consisted of the following:

	September 30 2002	December 31 2001
Raw materials	$714,596	$554,983
Work-in-progress	581,923	423,551

	$1,296,519	$978,534

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

Employment Agreements

The Company has employment agreements with certain of its officers and key employees. The agreements are for a three year and one-year period, respectively, with automatic one-year renewals unless terminated by the officer, employee or the Company. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

Off Balance Sheet Credit Risk

The Company’s consumer financing business purchases consumer credit installment sale contracts from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of installment sale contract portfolios. The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposited a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of installments sales contracts purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, as well as is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements and has provided for these estimated credit losses. During the nine-month period ended September 30, 2002, approximately $40,000 of credit losses were charged against the reserve. The Company has estimated that at September 30, 2002, the maximum liability for credit losses under these agreements is approximately $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $107,000 at September 30, 2002.

6.      Credit Facility

On June 20, 2002, FCC, the Company’s consumer finance subsidiary, amended its line of credit with a financial institution, increasing its available line of credit from $3,500,000 to $5,000,000. All other terms of the agreement were unchanged. At September 30, 2002, FCC had outstanding borrowings of approximately $4,518,000 under the line of credit. Proceeds from the revolving line of credit are utilized to purchase installment sales contracts. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of installment sales contracts. FCC is required to pay down the line of credit upon the sale of installment contracts, or if the borrowing base is less than the outstanding principal balance of eligible installment sales contracts.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6.    Credit Facility (continued)

At September 30, 2002, in connection with the $5,000,000 line of credit, the Company was not in compliance with a certain financial covenant. The Company received a waiver from the bank thru December 31, 2002. The Company believes that it will regain its compliance in the fourth quarter through its anticipated operating performance, or the Company may reduce the outstanding borrowings under its credit line. If the Company reduces its borrowings under the line, the Company estimates that it would require approximately $450,000 in cash to make such a reduction.

7.    Capitalization

On June 1, 2002, in connection with the Company’s acquisition of certain assets of Reface, Inc. (see Note 3), the Company issued 55,556 shares of common stock. The issuance of these shares represents a non-cash investing and financing activity, and therefore has not been reflected in the accompanying statement of cash flows for the nine-month period ended September 30, 2002. At September 30, 2002, the Company had outstanding 5,953,371 shares of common stock and options to purchase 720,300 shares of the Company’s common stock.

On June 12, 2002, the shareholders of the Company approved an amendment to the Company’s 2000 Stock Compensation Plan (the “Plan”). The Plan was originally approved by the stockholders on January 12, 2001. The Plan initially limited the maximum number of shares of common stock in respect to which options may be granted under the Plan to 10% of the Company’s outstanding common stock, up to 3,000,000 shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. The amendment, as approved by the stockholders, provided for the maximum number of shares of common stock to which options may be granted to 3,000,000 shares without limitation, and also provided for the limit on the number of shares in respect of which options may be granted to any one person under the Plan to 300,000 shares during any single calendar year. Subsequent to the stockholders approval of the Plan amendment, the Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. In addition, the Board authorized the grant of stock options to certain employees, none of whom were an officer or director of the Company, to purchase 45,976 shares of common stock.

On July 12, 2002, the Company filed with the SEC a registration statement on Form S-8 covering up to 1,190,674 shares of common stock which may be issued under the 2000 Stock Compensation Plan.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.    Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three-months ended September 30		Nine-months ended September 30
	2002	2001	2002	2001
Income applicable to common stockholders:
Net income (loss)	$(161,797)	$496,255	$423,788	$1,346,060
Accrued dividends – mandatory redeemable preferred stock	(6,000)	(10,000)	(22,000)	(34,000)

Income (loss) applicable to common stockholders	$(167,797)	$486,255	$401,788	$1,312,060

Weighted average shares outstanding – basic	5,953,371	4,925,096	5,922,642	4,269,257
Effect of dilutive securities	—	—	115,011	7,524

Weighted average shares outstanding – diluted	5,953,371	4,925,096	6,037,653	4,276,781

Earnings (loss) per share – basic	$(0.03)	$0.10	$0.07	$0.31

Earnings (loss) per share – diluted	$(0.03)	$0.10	$0.07	$0.31

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

The Company has adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. As provided for under SFAS No. 142, the Company has completed a test for impairment of its goodwill based upon the measurement of its fair value, and determined that its goodwill is not impaired. All goodwill relates to acquisitions occurring after June 30, 2001 and was accounted for in accordance with SFAS No. 141 and SFAS No. 142. There were no significant amortizable or non-amortizable intangibles. Goodwill as of September 30, 2002 is as follows:

	Home Improvement Segment	Finance Segment	Total
Goodwill balance December 31, 2001	$298,856	$3,767,414	$4,066,270
Acquisition	346,583	—	346,583

Goodwill balance – September 30, 2002	$645,439	$3,767,414	$4,412,853

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9.    New Accounting Pronouncements (continued)

Also, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 143 and SFAS No. 146 will have on the Company’s consolidated financial statements.

10.    Subsequent Events

On October 17, 2002, the Company entered into a definitive agreement to acquire Deck America, Inc., a privately-held Woodbridge, Virginia based specialty product home improvement business specializing in the fabrication, sale and installation of decks and deck enclosures. The acquisition is part of the Company’s strategic plan to expand its business to new markets and achieve deeper market penetration in its existing operations through new product lines. The Company will acquire Deck America for a combination of cash and common stock.

The completion of the acquisition is subject to certain conditions, including the Company’s purchase of certain real property, currently occupied by Deck America, from an affiliate of Deck America. Accordingly, concurrent with the signing of the definitive agreement to acquire Deck America, the Company entered into an agreement to acquire the real property for cash. The Company is seeking financing for the acquisition of the real property from a financial institution.

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

General—The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company’s consumer finance business was established in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc., a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows. On June 1, 2002, the Company completed an acquisition of certain assets of Reface, Inc., a Virginia based home improvement company specializing in kitchen and bathroom remodeling. Operations of the acquired businesses are included in the Company’s consolidated financial statements from their respective dates of acquisition.

The following should be read in conjunction with the Company’s unaudited financial statements for the three-month and nine-month periods ending September 30, 2002 and 2001, respectively, and the Company’s audited financial statements for year ended December 31, 2001 and the notes to the financial statements included therein.

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

Credit Loss Reserves—The Company has several agreements with a certain financial institution for the purchase of consumer credit installment sales contract portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of installment sales contracts that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, if credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements and has provided for these estimated credit losses. The Company has estimated that at September 30, 2002, the maximum liability for credit losses under these agreements is approximately $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $107,000 at September 30, 2002. If credit losses were to exceed current estimates, additional reserves may be required.

Results of Operations

Comparison of three-month period ended September 30, 2002 to the three-month period ended September 30, 2001

To assist in understanding the Company’s operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the three-month periods ending September 30, 2002 and 2001, respectively.

	Three-months ended September 30
	2002		2001
	$000%		$000%
	(In thousands)
Consolidated:
Revenues	$12,163	100.0%	$10,353	100.0%
Cost of goods sold	5,285	43.4	4,436	42.8

Gross profit	6,878	56.6	5,917	57.2
Operating expenses:
Branch operating	563	4.6	380	3.7
Sales and marketing	4,793	39.5	3,586	34.6
License fees	197	1.6	268	2.6
General and administrative	1,546	12.7	871	8.4

Operating income (loss)	(221)	(1.8)	812	7.9
Other income (expense), net	(44)	(0.4)	11	0.1

Income (loss) before income taxes	(265)	(2.2)	823	8.0
Income tax	(103)	(0.9)	327	3.2

Net income (loss)	$(162)	(1.3)	$496	4.8

Segment Information:
Revenues
Home Improvement	$11,262		$10,353

Consumer Finance	$901		—

Income (loss) before income taxes
Home Improvement	$(486)		$823

Consumer Finance	$221		—

Summary

Consolidated revenues were $12,163,000 in the three-month period ended September 30, 2002 as compared to $10,353,000 for the three-month period ended September 30, 2001. Net loss was $162,000 for the three-month period ending September 30, 2002 as compared to net income of $496,000 in the prior year period. The decline in the Company’s net income from the prior year period is principally the result of three factors:

1.	Increased marketing expenses in the Company’s home-improvement business and its corresponding operating cycle in which marketing costs are expensed and revenues are recognized.

The Company recognizes revenue upon completion of each sales order. In its normal operating cycle, the Company completes new sales orders within 55 days from the date an order is received. The operating cycle is slightly longer in the Company’s bathroom remodeling and replacement window product lines.

Under current generally accepted accounting principals, marketing costs are expensed as incurred. As a result of the Company’s operating cycle, marketing expenses can precede the completion of sales orders by up to three months. Consequently, in periods in which the Company’s backlog of uncompleted orders is increasing due to growth, or as a result of newly started operations, net income is adversely effected.

In the three-month period ended September 30, 2002, the Company executed a plan to step-up its growth of sales in its home improvement business. The plan included increasing its sales staffing levels and marketing expenditures. In addition, the Company continued to develop its new operations in the Milwaukee, Richmond, Virginia Beach and Westchester markets, as well as its operations in southern California. In the three-month period ended September 30, 2002, the Company achieved new sales orders of $13,140,000, an increase of 29% from $10,169,000 in the three-month period ended September 30, 2001. Backlog of uncompleted order at September 30, 2002 was $8,530,000 as compared to $5,776,000 at September 30, 2001 and $6,652,000 at June 30, 2002.

Accordingly, as a result of the Company’s growth initiatives, and, the combination of the Company’s operating cycle and the timing in which marketing costs are expensed, net income in the third quarter period of 2002 was adversely effected.

2.	A decline in the home improvement business gross profit margin principally resulting from the mix of products sold.

The Company’s strategy is to provide consumers a variety of home improvement products and accordingly increase not only its market share, but also its “share of the customer”. In this respect, the Company has expanded its product offering within existing product lines, such as solid surface countertops in its kitchen remodeling line, as well as the addition of new product lines, including the Company’s RbA replacement windows. Based on the sales prices established by the Company for these products, gross profit margins can vary significantly by product. In the third quarter of 2001, replacement window and bathroom remodeling revenues accounted for approximately 15% of home improvement revenues, as compared to approximately 25% of revenues in the third quarter 2002. Since these products have lower margins than other products offered by the Company, gross profit margins have declined as compared to the prior year period. The Company plans to increase the selling price of certain products in the first quarter 2003. Management does not believe that the anticipated price increases will adversely effect the Company’s revenue growth plans.

3.	Increases in operating costs due to growth of the Company’s operations and associated start-up losses.

During the nine-month period ended September 30, 2002, the Company has expanded its operations to the Milwaukee, Westchester, Richmond and Virginia Beach markets, and began operating in southern California under an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. In addition to increased operating costs directly associated with these initiatives, the Company has increased certain support costs. The Company characterizes these new initiatives as start-ups. These start-ups incurred an aggregate operating loss of $389,000 in the three-month period ended September 30, 2002. The Company attributes these losses to several factors, including the operating cycle in which marketing and general operating costs are expensed as incurred and revenues are recognized upon completion of new orders, as well as normal operating start-up challenges.

Detailed Review

Revenues from the Company’s home improvement segment were $11,262,000 in the three-month period ended September 30, 2002, an increase of approximately 9% from $10,353,000 in the prior year period. The increase in home improvement revenues principally reflects growth in the Company operations from recent acquisitions, entry into new markets, and the Company’s RbA operations.

Revenues from the Company’s consumer finance segment were $901,000 for the three-month period ended September 30, 2002, including $687,000 from portfolio sales and $213,000 from servicing fees and interest income earned on finance receivables.

Gross profit for the home improvement segment was $5,977,000, or 53.1% of related segment revenues for the three-month period ended September 30, 2002, as compared to $5,917,000, or 57.2% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of lower margin products sold, and start up issues and production management overhead related to the Company’s RbA operations.

Consolidated operating expenses were approximately $7,099,000, or 58.4% of consolidated revenues for the three-month period ended September 30, 2002, as compared to $5,105,000, or 49.3% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $563,000, or 5.0% of segment revenues for the three-month period ended September 30, 2002, as compared to $380,000, or 3.7% of segment revenues for the three-month period ended September 30, 2001. The increase in branch operating expenses principally reflects the Companies increased operations from acquisitions, entry into new markets and RbA operations.

The Company’s home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company conducts a substantial portion of its home improvement marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements”. Additionally, the Company markets its products in certain markets under the brand names Renewal by Andersen, “FaceliftersSM” and “Cabinet CladSM.” Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. In this respect, since revenues are recognized upon completion of each sales order, marketing expenses as a percentage of revenues will generally be higher in periods of increasing production backlog of uncompleted sales orders. However, marketing expenditures are generally concurrent with the securing of sales orders. In the three-month period ended September 30, 2002, marketing expenses for home improvement operations were approximately $2,648,000 or 23.5% of segment revenues, as compared to $2,018,000, or 19.5% of revenues for the prior year period, and were 20.1% and 19.8% of new sales orders, respectively. The increase in marketing expense as a percentage of new sales orders is principally due to a larger mix of higher priced marketing sources. During the three-months ended September 30, 2002, the Company reduced its telemarketing marketing and increased its utilization of other media sources. The media sources utilized by the

Company are generally more costly than its telemarketing marketing resulting in an increase in the cost to acquire a new customer. However, these media sources also generally result in higher sales efficiencies than telemarketing.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $2,142,000, or 19.0% of segment revenues for the three-month period ended September 30, 2002, as compared to $1,568,000, or 15.1% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of increased sales commissions resulting from higher revenues, and the growth in the Company’s operations. The increase in sales expenses as a percentage of segment revenues is principally due to sales personnel costs associated with the Company’s new operations, and increased sales management salaries.

License fees were $197,000, or 1.7% of home improvement segment revenues for the three-month period ended September 30, 2002, as compared to $268,000, or 2.6% of revenues in the prior year. The decrease in license fees is due to a lower amount of the Company’s business sold under the Century 21-license agreement.

General and administrative expenses were approximately $1,546,000, or 12.7% of consolidated revenues for the three-month period ended September 30, 2002, as compared to $871,000, or 8.4% of revenues in the prior year period. The increase in general and administrative expenses reflects $624,000 related to the Company’s consumer finance segment, which did not exist in the prior year period, and increased insurance, travel and investor relations expenses.

Other income (expense) consists primarily of interest expense offset by interest income. Interest expense increased from the prior year period resulting from borrowing under a line of credit utilized by the finance segment to purchase loan portfolios.

Comparison of nine-month period ended September 30, 2002 to the nine-month period ended September 30, 2001

To assist in understanding the Company’s operating results, the following table indicates the amount and percentage relationship of various income and expense items included in the Statement of Operations for the nine-month periods ending September 30, 2002 and 2001, respectively.

	Nine-months ended September 30
	2002		2001
Consolidated:	$000%		$000%
	(In Thousands)

Revenues	$35,238	100.0%	$30,105	100.0%
Cost of goods sold	14,711	41.7	12,985	43.1

Gross profit	20,527	58.3	17,120	56.9
Operating expenses:
Branch operating	1,422	4.0	1,105	3.7
Sale and marketing	13,058	37.1	10,579	35.1
License fees	607	1.7	723	2.4
General and administrative	4,642	13.2	2,529	8.4

Operating income	798	2.3	2,184	7.3
Other income (expense), net	(101)	(0.3)	35	0.1

Income before income taxes	697	2.0	2,219	7.4
Income tax	273	0.8	873	2.9

Net income	$424	1.2	$1,346	4.5

Segment Information:
Revenues
Home Improvement	$32,379		$30,105

Consumer Finance	$2,859		—

Income (loss) before income taxes
Home Improvement	$(191)		$2,219

Consumer Finance	$887		—

Summary

Consolidated revenues were $35,238,000 in the nine-month period ended September 30, 2002 as compared to $30,105,000 in the nine-month period ended September 30, 2001. Net income was $424,000 in the nine-month period ending September 30, 2002 as compared to $1,346,000 in the prior year period. The decline in net income from the prior year period principally reflects; (1) increased marketing expenses in the Company’s home-improvement business and the corresponding operating cycle in which marketing costs are expensed and revenues are recognized; (2) increases in operating costs due to growth of the Company’s operations and associated start-up losses, including the start-up of the Company’s operations in southern California under its agreement with Renewal by Andersen; and (3) a decline in the home improvement business gross profit margin principally resulting from the mix of products sold.

Marketing expenses and operating cycle: The Company recognizes revenue upon completion of each sales order. In its normal operating cycle, the Company completes new sales orders within 55 days from the date an order is received. The operating cycle is slightly longer in the Company’s replacement window product line.

Under current generally accepted accounting principals, marketing costs are expensed as incurred. As a result of the Company’s operating cycle, marketing expenses can precede the completion of sales orders by up to three months. Consequently, in periods in which the Company’s backlog of uncompleted orders is increasing due to growth, or as a result of newly started operations, net income is adversely effected.

        In the nine-month period ended September 30, 2002, the Company’ home improvement business expanded its operations through initiatives in the Milwaukee, Richmond, Virginia Beach and Westchester markets, and in southern California under its agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. In the nine-month period ended September 30, 2002, new sales orders were $36,240,000, an increase of 20% from $30,222,000 in the nine-month period ended September 30, 2001. Backlog at September 30, 2002 was $8,530,000 as compared to $6,652,000 at June 30, 2002, and $5,776,000 at September 30, 2001.

Accordingly, as a result of the Company’s growth initiatives and the associated operating cycle and timing of marketing expenses, net income in the nine-month period ended September 30, 2002 was adversely effected.

Increased operating expenses and start-up losses: In October 2001 the Company entered into an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. The agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater southern California area. Andersen Corporation, the parent of RbA, is the most recognized and used brand in the window and patio door industry. In February 2002 the Company started up its operations in the southern California market under its agreement with RbA, and on June 1, 2002, although three months behind schedule, the Company opened its first RbA showroom in Torrance, California. During the first quarter ended March 31, 2002, in connection with its RbA operations, the Company incurred approximately $325,000 in costs, including advertising, sales and management personnel expenses, and general operating expenses. The Company had no revenues in the first quarter period to offset its start up costs. Subsequent to the first quarter, the Company experienced a number of start-up issues with the RbA operations, including delays in completing customer orders due to longer lead times to acquire the necessary materials, engaging a sufficient number of qualified installers, and delays in completing the Company’s showroom facility. As a result, the RbA operations incurred an operating loss of $737,000 in the nine-month period ended September 30, 2002.

In May 2002, the Company began operating in the Milwaukee, Wisconsin market, and in June 2002, the Company acquired the operations of Reface, Inc, a home improvement company operating in the Richmond and Virginia Beach markets. The Company characterizes these operations as start-up operations. During the nine-months ended September 30, 2002, the Company incurred an operating loss of approximately $285,000 in these operations. The Company believes that these operations will reach profitability by the end of the first quarter of 2003.

Decline in gross profit margins: The Company’s strategy is to provide consumers a variety of home improvement products and accordingly increase not only its market share, but also its “share of the customer”. In this respect, the Company has expanded its product offering within existing product lines, such as solid surface countertops in its kitchen remodeling line, as well as the addition of new product lines. Based on the sales prices established by the Company for these products, gross profit margins can vary significantly by product. In the nine-month period ended September 30, 2001, replacement window and bathroom remodeling revenues accounted for approximately 13% of home improvement revenues, as compared to approximately 20% of revenues in the nine-month period ended September 30, 2002. These products generally have lower margins than other products offered by the Company. As a result of the mix of products sold, the Company’s gross profit margin has declined. The Company plans to increase the selling price of certain products in the first quarter 2003. Management does not believe that the anticipated price increases will adversely effect the Company’s revenue growth plans.

Detailed Review:

Revenues from the Company’s home improvement segment were $32,379,000 in the nine-month period ended September 30, 2002, an increase of approximately 8% from $30,105,000 in the prior year period. The increase in home improvement revenues reflects higher new sales order volume, including increases from the Company’s recent acquisitions and entry into new markets.

Revenues from the consumer finance segment were $2,859,000 for the nine-month period ended September 30, 2002, including $2,207,000 from portfolio sales and $652,000 from servicing fees and interest income earned on finance receivables.

Gross profit for the home improvement segment was $17,668,000, or 54.6% of related segment revenues for the nine-month period ended September 30, 2002, as compared to $17,120,000, or 56.9% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of lower margin products sold, and start up issues and production management overhead related to the Company’s RbA operations.

Consolidated operating expenses were approximately $19,729,000, or 56.0% of consolidated revenues for the nine-month period ended September 30, 2002, as compared to $14,936,000, or 49.6% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,422,000, or 4.3% of segment revenues, as compared to $1,105,000, or 3.7% of segment revenues for the nine-month period ended September 30, 2002 and 2001, respectively. The increase in branch operating expenses principally reflects the Companies increased operations from acquisitions, entry into new markets and RbA.

The Company’s home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. The Company conducts a substantial portion of its home improvement marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements”. Additionally, the Company markets its products in certain markets under the brand names Renewal by Andersen, “FaceliftersSM” and “Cabinet CladSM.” Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and telemarketing. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. In this respect, since revenues are recognized upon completion of each sales order, marketing expenses as a percentage of revenues will generally be higher in periods of increasing production backlog of uncompleted sales orders. However, marketing expenditures are generally concurrent with the securing of sales orders. In the nine-month period ended September 30, 2002, marketing expenses for home improvement operations were approximately $7,158,000, or 22.1% of segment revenues, as compared to $5,766,000, or 19.1% of revenues for the prior year period, and were 19.8% and 19.1% of new sales orders, respectively. The increase of marketing expense as a percentage of segment revenues and new sales orders is principally due to the Company’s Renewal by Andersen operations, combined with a higher cost of media marketing mix. During the nine-months ended September 30, 2002, the Company reduced its telemarketing marketing and increased its utilization of other media sources. The media sources utilized by the Company are generally more costly than its telemarketing marketing resulting in an increase in the cost to acquire a new customer. However, these media sources also generally result in higher sales efficiencies than telemarketing.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $5,892,000, or 18.2% of segment revenues for the nine-month period ended September 30, 2002, as compared to $4,813,000, or 16.0% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of the sales commissions on higher revenues, and growth in the Company’s operations, including recent acquisitions, entry into new markets, and RbA operations. The increase in sales expenses as a percentage of segment revenues, is principally due to sales personnel costs associated with the Company’s RbA operation, and increased sales management salaries.

License fees were $607,000, or 1.9% of home improvement segment revenues for the nine-month period ended September 30, 2002, as compared to $723,000, or 2.4% of revenues in the prior year. The decrease in license fees is due to a lower amount of the Company’s business sold under the Century 21-license agreement.

General and administrative expenses were approximately $4,642,000, or 13.2% of consolidated revenues for the nine-month period ended September 30, 2002, as compared to $2,529,000, or 8.4% of revenues in the prior year period. The increase in general and administrative expenses reflects $1,859,000 related to the Company’s consumer finance segment which did not exist in the prior year period, and increased insurance, travel and investor relations expenses.

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

At September 30, 2002 the Company had $5,407,000 in cash, and borrowing capacity under a revolving credit facility with a bank in the amount of $600,000. In addition, the Company’s consumer finance operations has a $5,000,000 line of credit with a bank that the Company utilizes to purchase finance receivables, and pays down the line upon sale of the receivable portfolios. At September 30, 2002, the Company had outstanding borrowings under its line of credit of $4,518,000 and had a borrowing capacity of approximately $482,000. At September 30, 2002, and in connection with the $5,000,000 line of credit, the Company was not in compliance with a certain financial covenant. The Company received a waiver from the bank thru December 31, 2002, however the Company believes that it will regain its compliance in the fourth quarter through its anticipated operating performance, or the Company may reduce the outstanding borrowings under its credit line. If the Company reduces its borrowings under the credit line, the Company estimates that it would require approximately $450,000 in cash to make such a reduction.

The Company realized a net increase in cash of approximately $463,000 in the nine-month period ended September 30, 2002. The Company utilized approximately $899,000 of cash in operations, $331,000 in investing activities, including the acquisition of Reface, Inc., and generated approximately $1,693,000 of cash in financing activities during the nine-month period ending September 20, 2002. The acquisition of finance receivables accounted for $2,074,000 of cash used in operations, and $2,010,000 in borrowings.

In February 2001 the Company completed a merger in which the Company received approximately $1,538,000 in cash and other assets and liabilities, and paid merger expenses of $183,000. Also in connection with the merger, in the nine-month period ended September 30, 2001, the Company received approximately $381,000 in net settlements of assumed receivables and liabilities.

Capital expenditures were $252,000 in the nine-month period ended September 30, 2002 as compared to $313,000 in the nine-month period ended September 30, 2001. Capital expenditures consisted primarily of machinery and computer equipment. Management estimates that capital expenditures in 2002 will exceed $400,000 and include additional computer hardware and software.

On October 17, 2002, the Company signed a definitive agreement to acquire Deck America, Inc., a privately-held Woodbridge, Virginia based specialty product home improvement business specializing in the fabrication, sale and installation of decks and deck enclosures. The acquisition is part of the Company’s strategic plan to expand its business to new markets and achieve deeper market penetration in its existing operations through new product lines. The Company will acquire Deck America for a combination of cash and common stock. The completion of the acquisition is subject to certain conditions, including the Company’s purchase of real property, currently occupied by Deck America, from an affiliate of Deck America. Accordingly, concurrent with the signing of the definitive agreement to acquire Deck America, the Company entered into an agreement to acquire the real property for cash. The Company is seeking financing from a financial institution for the acquisition of the real property. The Company believes that the transactions as contemplated by these agreements will be completed before the end of the current year. However, there is no assurance that the Company can secure financing for the real property on terms acceptable to the Company, or that the pending acquisition will occur.

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

ITEM 3.    Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.    Changes In Securities

On June 1, 2002 the Company issued 55,556 shares of common stock in connection with the acquisition of certain assets of Reface, Inc.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 12, 2002, the Company held its 2002 Annual Meeting of Shareholders. The shareholders approved the election of five directors and an amendment to the Company’s 2000 Stock Compensation Plan.

ITEM 6.    Exhibits and Reports on Form 8K

On July 11, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting that the Company had signed non-binding letter agreement to acquire Deck America, a privately held Woodridge, VA based home improvement company.

On October 18, 2002, the Company filed with the SEC a Current Report on Form 8-K reporting that the Company had signed a definitive agreement to acquire Deck America, including certain real property from an affiliate of Deck America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 8, 2002 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

CERTIFICATIONS

I, Murray H. Gross, certify that:

1.	I have reviewed this quarterly report of Form 10-QSB of U.S. Home Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

I, Robert A. DeFronzo, certify that:

1.	I have reviewed this quarterly report of Form 10-QSB of U.S. Home Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

d.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Secretary, Treasurer and Chief Financial Officer