Form 10-K
period 2002-12-31
US HOME SYSTEMS INC /TX
filed 2003-03-24
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER 0-18291

U.S. HOME SYSTEMS, INC.

(Name of Issuer Specified in Its Charter)

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

$.001 Par Value Common Stock

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 13, 2003, 6,453,371 shares of the Issuer’s $.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $28,368,359 based upon a closing sales price of $6.09 per share of Common Stock on the Nasdaq SmallCap Market.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an “accelerated filer” (as defined in Exchange Act Rule 12-b2).    Yes  ☐    No  ☒

The Issuer’s revenue for its most recent fiscal year was $50,275,683.

The following documents are incorporated by reference: Certain portions of the Issuer’s Definitive Proxy Statement (“Proxy Statement”) for the Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the close of the fiscal year ended December 31, 2002 are incorporated in this Form 10-K in Part III-Items 10,11 12 and 13.

-i-

-ii-

PART I

ITEM 1. BUSINESS

General

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry. The Company’s principal offices are located at 750 State Highway 121 Bypass, Suite 170, Lewisville, Texas 75067, and its telephone number is (214) 488-6300. As used herein, the term “Company” includes U.S. Home Systems, Inc. and its subsidiaries. The Company’s common stock is traded on the Nasdaq Small Cap Market under its symbol “USHS”.

On February 13, 2001 U.S. Home Systems, Inc., formerly known as U.S. Pawn, Inc. (“U.S. Pawn”) completed a merger (the “Merger”) of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. (“U.S. Remodelers”) a Delaware corporation, with U.S. Remodelers surviving as a wholly owned subsidiary of the Company. U.S. Remodelers has been engaged in the manufacture, design, sale and installation of quality specialty home improvement products since 1997. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn’s pawnshop operations and the settlement of all its liabilities, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. Following the Merger, the Company succeeded to the business of U.S. Remodelers.

The Company’s objective is to become an industry leader as a specialty-product home improvement business. Management plans to accomplish this objective through a combination of acquisitions and organic growth, deeper market penetration through expansion of its product offering, increasing its channels of distribution, and directly providing financing to the Company’s customers, as well as providing financing to third party contractors engaged in the home improvement business.

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

Recent Acquisitions

In July 2001, the Company acquired certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, Michigan based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

In October 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (“FCC”), a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. In connection with the acquisition, a newly created subsidiary of the Company was merged with and into FCC, with FCC surviving as a wholly owned subsidiary of the Company.

On May 31, 2002, the Company completed an acquisition of certain assets of Reface, Inc. Reface is a Norfolk, Virginia-based home improvement business specializing in kitchen and bath remodeling.

On November 30, 2002, the Company acquired all of the outstanding capital stock of Deck America, Inc., (“DAI”) a privately-held Woodbridge, Virginia based home improvement specialist providing patented solutions for the fabrication, sale and installation of decks and deck enclosures. In connection with the acquisition, the Company also acquired DAI’s manufacturing, warehousing and office facilities from an affiliate of DAI. The DAI acquisition was consummated by merging DAI into USA Deck, Inc. (formerly known as Remodelers Credit Corporation), a wholly owned Delaware subsidiary of the Company, with USA Deck as the surviving corporation.

Segments

The following should be read in conjunction with the 2002 financial results of each reporting segment as detailed in Note 3, “Information About Segments” in the Company’s Consolidated Financial Statements included elsewhere herein.

The Company is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. Accordingly, the Company’s reportable segments have been determined based on the nature of the products offered to consumers.

Home Improvement Segment

General Information

The Company is engaged, through direct consumer marketing, in the manufacture, design, sale and installation of custom quality specialty home improvement products. The Company’s home improvement product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, wood decks, deck enclosures and replacement windows. The Company operates sales and installation centers in 15 major metropolitan areas in the United States. The Company manufactures its own cabinet refacing, custom countertops, and bathroom cabinetry products in its Virginia-based manufacturing facility, and has a wood treatment and deck fabrication facility in Woodbridge, VA.

Kitchen cabinet refacing is a remodeling technique in which existing cabinetry framework is retained but all exposed surfaces are changed. Under the Company’s cabinet refacing system, doors, drawers, drawer fronts and drawer boxes are replaced, and all exposed cabinet surfaces are covered with matching laminate. In addition, laminate and solid surface countertops, matching valances, molding, replacement sinks, faucets, cabinet drawer boxes, add-on or replacement cabinets, space organizers, lazy susans and slide-out shelving can be provided by the Company. The Company’s bathroom remodeling products include acrylic tub liners and wall surrounds, vanity cabinetry refacing and replacement vanity cabinets, bowls, faucets, commodes and shower doors. The Company purchases replacement windows and bathroom shower doors, acrylic tub liners and wall surround products from unaffiliated suppliers. The Company’s wood decks and deck enclosures consist of non-arsenic high pressure treated wood. The non-arsenic treated wood contains no chromate copper arsenate (C.C.A.), a chemical which is used to treat wood and in which the EPA has required to be phased out by the end of next year. The Company’s patented system for the fabrication and installation of high quality decks include “Invisinail”, a unique fastening system in which deck modules are nailed from underneath to prevent the checking and cracks that often mar top-nailed decks.

Direct Marketing and Sales

The Company’s products are marketed under nationally recognized brands such as Century 21 Home Improvements, Renewal By Andersen and Home Depot “At Home Services”, as well as the Company’s own brands, “FaceliftersSM”, “Cabinet CladSM” and “USA Deck”. The Company has a license agreement with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, the “Licensor”). The license agreement provides for the Company to market, sell and install kitchen and bathroom remodeling products and replacement windows in specific geographic territories using the service marks and trademarks “CENTURY21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements”. The license agreement is for a period of 10 years ending in 2007. The license agreement may be terminated by the Company upon 90 days written notice. The license agreement may be terminated by the Licensor if the Company is negligent in the performance of its services, becomes insolvent or bankrupt, or fails to comply with any material provisions of the license agreement. In the event the Licensor were to cancel the license agreement, the Company believes that these products could be independently marketed by the Company in these territories; however, the cancellation of the license agreement could have an adverse effect on the business of the Company.

The Company also has an agreement with Renewal by Andersen (RbA), a wholly-owned subsidiary of the Andersen Corporation. The Andersen agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater Los Angeles area, including the counties of

Los Angeles, Orange, Riverside, San Bernardino, San Diego, Santa Barbara and Ventura. The agreement is for a period of five years and provides the Company with the option to renew the agreement for an additional five years. In February 2002, the Company began operating in the southern California market under its agreement with RbA.

The Company markets its deck and deck enclosure products in the Washington, D.C. metropolitan area, including Baltimore, Maryland, and northern Virginia. On October 17, 2002, USA Deck entered into an agreement with The Home Depot® to sell, furnish and install pre-engineered Designer Deck® systems to Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia. Under the agreement, the Company’s subsidiary, USA Deck, will provide several pre-designed deck models under the Home Depot “At Home Services” brand to approximately 70 Home Depot stores.

The Company’s principal marketing activities are conducted through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, canvassing and telemarketing. The Company maintains a call-center in Boca Raton, Florida at which it receives in-bound calls in response to its media advertising for kitchen, bathroom and replacement window products, and makes outbound calls to selected prospects. The Company’s call-center personnel follow prepared scripts and schedule in-home sales presentations. Outbound calls are made to homeowners whose demographic profile fall within certain criteria, including age and income of the homeowner, home value, age of home and length of residency.

To maintain the efficiency of its marketing, the Company uses it’s internally developed computer software to monitor responses and sales. Sales representatives utilize the Company’s in-home sales presentation and sales kit, which includes a presentation book, photos, video materials, sample products and other sales materials. Results of in-home presentations are tabulated on a daily basis. Such information provides data upon which the Company evaluates each direct sales representative’s performance in such areas as sales as a percentage of in-home presentations, cancellation rates and average dollar amounts of sales.

Manufacturing, Purchasing, Material and Installation

Kitchen and Bathroom Remodeling, and Replacement Windows. The Company manufactures cabinet fronts, countertops, and cabinets that are faced with high-pressure laminate or thermo foil in its manufacturing facility in Charles City, Virginia. The Company has acquired “state-of-the-art” equipment enabling the Company to manufacture thermo foil cabinet doors and drawer fronts. Raw materials used in the manufacturing and installation process, including solid surface countertops, are purchased from several suppliers at prices that are negotiated periodically. Management believes such materials are available from numerous suppliers at competitive prices.

The Company purchases replacement kitchen cabinetry, replacement windows, bathroom shower doors, acrylic tub liners and wall surround products from unaffiliated suppliers. The Company negotiates purchase prices periodically. Management believes such materials are available from numerous suppliers at competitive prices. The Company’s replacement windows sold under the Renewal By Andersen brand are purchased directly from RbA.

Except for some warranty and other service work, contractors who meet the Company’s qualifications perform substantially all of the Company’s installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation and enter into a written agreement with the Company. Contractors obtain a work order, which specifies all work to be performed pursuant to the sales agreement, and materials at the Company’s branch office. Installations are generally completed within 55 days after a sales agreement is signed, and three to five workdays from commencement of the installation. Upon completion, the contractor obtains a certificate of completion from the customer and returns all documentation and excess materials to the Company. The contractor is paid by the Company upon presentation of an invoice to the Company and satisfactory completion of each job. Fees paid by the Company to the contractor for an installation are based upon an amount negotiated between the Company and the contractor. When new construction and remodeling are on the rise, engaging a sufficient number of contractors becomes more challenging, however, the Company believes that there are an adequate number of qualified contractors available to the Company in the areas it does business.

Deck and Deck Enclosures. The Company provides its own non-arsenic high pressure treated wood in its state-of-the-art wood treatment facility which is conveniently located adjacent to its deck fabrication facility. Raw materials utilized in the fabrication of decks and deck enclosures are purchased from unaffiliated suppliers. Management believes such materials are available from numerous suppliers at competitive prices.

Installation of decks and deck enclosures is performed by the Company’s highly trained employees. Installations are generally completed within 60 days after a sales agreement is signed. Installation is generally completed within two days once installation has commenced. The Company provides all the necessary materials, equipment and tools to complete installations. Employee installers are paid on a specified rate scale. The Company believes it is competitive in its wage rates and considers its relationship with its employees to be good.

Competition

The remodeling industry is highly fragmented. Management believes that there are more than 200,000 companies registered as remodeling businesses nationwide. According to Qualified Remodeler, a leading industry publication, there are approximately 60 remodeling companies in the industry that generate annual revenues in excess of $10 million, and only 4 companies that generate annual revenues in excess of $100 million.

Although the Company believes it is one of the largest enterprises engaged in the direct marketing of in-home sales and installation of kitchen cabinet, bathroom refacing products, wood deck and deck enclosures, the Company competes with numerous contractors in each of its 17 geographic territories, with reputation, price, workmanship and services being the principal competitive factors. The Company provides its customers with a full range of services, including in-home design, professional installation, financing and post-sale service. The market is primarily served by small home improvement contractors who typically do not offer in-home design or have access to financing, or large home center retailers, including Sears, Home Depot and Lowes, some of which offer similar products and services directly to consumers or through licensees, or recommend other contractors to complete installations.

Seasonality

The Company’s business is subject to seasonal fluctuations and extreme winter weather conditions. In addition, recruiting of contractors to perform the Company’s installation becomes more difficult when new construction and remodeling is on the rise.

Warranties

The Company provides each customer with a limited warranty covering defective materials and workmanship. The Company requires its contractors to correct defective workmanship for a 12-month period. To date, the Company has not experienced significant warranty claims.

Customer Payment

The Company’s customers pay for their home improvement products and services upon completion of the work. Payments are made in cash, by personal check, on MasterCard, Visa or Discovery cards, or by financing arranged by the Company.

Employees

At December 31, 2002, the Company either employed or had representing its products, on a full or part-time basis, approximately 558 associates, including 160 employees engaged in marketing activities, 169 sales representatives, 175 manufacturing and installation employees, and 54 management and administrative personnel. In addition, the Company has working arrangements with over 150 independent contracting companies. The Company believes that labor relations with its employees have been good in the past and does not expect this relationship to change.

Government Regulations

Generally, the Company’s activities and the activities of its sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer financing, advertising, the licensing of home improvement contractors, zoning regulations, environmental protection, safety and health. The Company’s operations are also subject to a Federal Trade Commission rule, which provides for a “cooling off” period for in-home sales. This rule requires an in-home seller to inform the buyer of his right to cancel the transaction at any time prior to midnight of the third business day after the date of the sales transaction. All states have a similar version of this rule. Many states have (but the states in which the Company currently conducts retail business have not) supplemented this rule by extending the time period in which the buyer may cancel. The Company’s call-center operations are also subject to various laws related to telemarketing. The Company has procedures designed to comply with such laws and regulations. The Company does not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to it business operations.

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

FCC purchases retail installment obligations (“RIO’s”) from select remodeling contractors, including RIO’s originated by the Company’s home improvement operations. Prior to entering into the Credit Facility on February 11, 2003 (as discussed below), once FCC had accumulated a portfolio of RIO’s, FCC sold these portfolios to banks and insurance companies under negotiated purchase commitments, and received a one-time premium upon each sale. In most cases, FCC retained the collection and servicing of these accounts on behalf of the purchaser and receives a monthly servicing fee from the purchaser. FCC currently provides servicing on nearly 4,400 of these accounts, operating in 36 states within the continental United States. Prior to February 11, 2003, FCC sold all of its RIO portfolios to two purchasers, a financial institution and an insurance company. The Company believes that multiple sources exist for the sale of retail installment obligation portfolios.

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

2003 Credit Facility

In February 2003, FCC entered into a $75 million credit facility agreement with Autobahn Funding Company LLC (“Autobahn”), as the lender and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main (“DZ Bank”), as the Agent (the “Credit Facility”). FCC Acceptance Corporation (“FCCA”), a wholly owned subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC. The Credit Facility will provide financing for 90% of the amount of eligible RIO’s purchased, and FCC will provide the remaining 10%. The credit facility is secured by the RIO’s.

Under the Credit Facility, FCC will finance RIO’s purchased from contractors providing FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time premium it previously earned upon sale of the portfolios. Additionally, the Credit Facility will allow FCC to reach a greater number of contractors, as well as provide its contractor customers, including the Company, with additional credit programs, thereby creating substantial growth opportunity for FCC.

However, the change in the FCC’s business model, from selling to financing portfolios of RIO’s, will adversely affect FCC’s profitability in the short term. In this respect, FCC will forgo the initial one-time premium it earned upon selling a portfolio, and FCC will earn finance charges over the life of the portfolio, typically a three to five year period. Finance charges are expected to be significantly higher than the one-time premium previously earned. Consequently, until FCC has accumulated a sufficient amount of financed RIO’s, and finance charges earned on the RIO portfolios reach a sufficient level, FCC’s earnings will be adversely affected. As a result, the Company may be required to seek additional financing to fund FCC’s operations. Although the Company has no agreements or commitments for additional financing, management believes that the Company will be able to secure the financing, if needed, through the issuance of equity securities or debt obligations. However, there can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. The failure of the Company to secure additional financing, if needed, could impair FCC’s ability to fully utilize the available funds under the Credit Facility, as well as restrict FCC’s ability to purchase RIO’s, which would have an adverse impact on FCC’s results of operations. The Company believes FCC can reach profitability in the first quarter of 2004.

Line of Credit

FCC has a revolving line of credit with a financial institution that allows borrowings up to $5,000,000. The proceeds from the line of credit are utilized to purchase RIO’s. FCC typically holds RIO’s a minimal period of time before portfolios are accumulated and sold. Upon sale of the portfolio, the line of credit is repaid. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of RIO’s. The revolving line of credit is not affected by the Credit Facility as portfolios of RIO’s will be sold to FCCA under the Credit Facility. The Company believes that the existing line of credit is sufficient for FCC’s operations. The revolving line of credit, as amended, matures April 1, 2003, however the Company plans to renew the line upon its maturity.

Marketing and Sales

FCC’s principal marketing and sales activities are conducted by sales representatives. FCC calls upon prospective contractors, participates in several industry trade shows and places a limited amount of advertising, typically through related trade publications.

Competition

FCC operates in a niche segment of the home improvement consumer finance industry. FCC competes with numerous financial institutions, including local and regional banks, and other financial lending sources such as Key Funding and Mill Creek Bank (formerly known an Conseco), most of which are much larger and have significantly more resources than the Company.

Employees

At December 31, 2002, FCC employed approximately 28 associates. The Company believes that labor relations with its employees have been good in the past and does not expect this relationship to change.

Government Regulations

Generally, FCC’s activities are subject to various federal and state credit and lending regulations governing installment sales and credit transactions, including the Truth In Lending Act, Real Estate Settlement Procedures Act and the Home Owners Equity Protection Act. The Company has procedures designed to comply with such laws and regulations. The Company does not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to it business operations.

ITEM 2. PROPERTIES

Except for USA Deck’s facilities, all of the other Company’s facilities are leased, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. The Company’s manufacturing facility at Charles City, Virginia is under a capital lease with a 15-year lease term and an option to purchase the property at the end of the lease term for nominal consideration. All of the Company’s leases, other than the Charles City, Virginia facility, are for terms of five years or less. The following describes the location of the Company’s facilities:

Location	Purpose
Lewisville, Texas	Corporate headquarters
Boston, Massachusetts	Sales and installation center
Chicago, Illinois	Sales and installation center
Delran, New Jersey	Sales and installation center
Denver, Colorado	Sales and installation center
Detroit, Michigan	Sales and installation center
Lanham, Maryland	Sales and installation center
Long Island, New York	Sales and installation center
Los Angeles, California	Sales and installation center
Milwaukee, Wisconsin	Sales and installation center
Minneapolis, Minnesota	Sales and installation center
Rockaway, New Jersey	Sales and installation center
Virginia Beach, Virginia	Sales and installation center
Costa Mesa, California	RbA sales and installation center
Torrance, California	RbA sales and installation center
Detroit, Michigan	Cabinet Clad sales and installation center
Dallas, Texas	FCC headquarters
Springhill Lake, Maryland	FCC branch office
Boca Raton, Florida	Marketing center
Charles City, Virginia	Manufacturing, sales and installation center
Woodbridge, Virginia	USA Deck manufacturing, warehouse and office facilities

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was traded on the Nasdaq SmallCap Market (“NASDAQ”) under the symbol “USPN” from May 10, 1989 until February 14, 2001. On February 15, 2001, in connection with the Merger, the Company effected a one share for four shares reverse split of its common stock and changed its symbol to “USHS”. On March 13, 2003, the closing sales price for the Company’s Common Stock was $6.09 per share.

The following table sets forth for the quarters indicated, the range of closing high and low sales prices of the Company’s Common Stock as reported by NASDAQ and are adjusted for the one share for four share reverse stock split of February 15, 2001.

	Common Stock
By Quarter Ended	High	Low

Fiscal 2003
January 1 through March 13, 2003	$6.24	$5.10

Fiscal 2002
December 31, 2002	$5.72	$4.86
September 30, 2002	$5.38	$3.52
June 30, 2002	$5.40	$3.95
March 31, 2002	$5.34	$4.50

Fiscal 2001
December 31, 2001	$4.79	$2.56
September 30, 2001	$3.80	$2.45
June 30, 2001	$4.05	$3.00
March 31, 2001	$5.50	$3.12

As of March 8, 2003, the Company had approximately 200 stockholders of record. The Company has not declared any dividends on its Common Stock to date. The Company has not paid any cash dividends on its common stock in 2002, 2001 and 2000. The Company intends to retain all of its earnings to its operations and does not anticipate paying cash dividends for the foreseeable future. Any decision made by the Board of Directors to declare dividends on its common stock in the future will depend on its future earnings, capital requirements, financial condition and other factors deemed relevant by the Board.

Transfer Agent and Registrar

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company are derived from information contained in the Company’s consolidated financial statements. The selected consolidated financial and operating data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this report. For additional information about business combinations, see Note 4 and Note 5 to the Consolidated Financial Statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except shares and per share amounts)
Summary of Operations:
Revenues	$50,276	$40,487	$37,654	$33,036	$16,846
Operating income	1,886	2,815	2,618	600	323
Net income (loss)	1,036	1,727	2,084	292	(479)
Weighted shares outstanding	5,972,853	4,677,082	833,333	670,662	622,147
Net income (loss) per share – basic and diluted	0.17	0.36	2.42	0.27	(1.00)

Balance Sheet Data:
Working capital	1,749	3,595	1,638	1,040	(194)
Total assets	25,410	15,969	7,053	6,799	5,359
Long-term debt and redeemable preferred securities	3,053	1,048	1,384	3,003	3,353
Total stockholders’ equity	$12,434	$8,493	2,280	263	(892)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis

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

General

U.S. Home Systems, Inc. is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The Company’s objective is to become an industry leader as a specialty-product home improvement business. Management plans to accomplish this objective through a combination of acquisitions and organic growth, deeper market penetration through expansion of its product offering, increasing its channels of distribution, and directly providing financing to the Company’s customers, as well as providing financing to third party contractors engaged in the home improvement business.

In July 2001, the Company acquired certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, MI based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

In October 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (“FCC”), a Dallas-based consumer finance company specializing in the home improvement and remodeling industry. In connection with the acquisition, a newly created subsidiary of the Company was merged with and into FCC, with FCC surviving as a wholly owned subsidiary of the Company.

On May 31, 2002, the Company completed an acquisition of certain assets of Reface, Inc. Reface is a Norfolk, Virginia-based home improvement business specializing in kitchen and bath remodeling.

On November 30, 2002, the Company acquired all of the outstanding capital stock of Deck America, Inc., (“DAI”) a privately-held Woodbridge, Virginia based home improvement specialist providing patented solutions for the fabrication, sale and installation of decks and deck enclosures. In connection with the acquisition, the Company also acquired DAI’s manufacturing, warehousing and office facilities from an affiliate of DAI. The DAI acquisition was consummated by merging DAI into USA Deck, Inc. (formerly known as Remodelers Credit Corporation), a wholly owned Delaware subsidiary of the Company, with USA Deck as the surviving corporation.

Operations of the acquired business are included in the accompanying consolidated financial statements from their respective dates of acquisition.

The following should be read in conjunction with the Company’s audited financial statements for year ended December 31, 2002, 2001 and 2000, and the notes to the financial statements included therein.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the Consolidated Financial Statements included elsewhere herein includes a summary of the significant accounting policies and methods used by the Company in the preparation of its financial statements. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

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

Goodwill

The purchase price allocations related to the Company’s acquisitions were performed in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. In accordance with these statements, goodwill is not amortized to expense, however the Company is required to analyze goodwill for impairment on a periodic basis.

Credit Loss Reserves

The Company has several agreements with a certain financial institution for the purchase of consumer retail installment obligation (“RIO”) portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of RIO’s that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, if credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company routinely reviews the credit loss experience underlying these agreements with the financial institution. The Company has estimated that at December 31, 2002, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $104,000 at December 31, 2002. If credit losses were to exceed current estimates, additional reserves may be required.

Results of Operations

To assist in understanding the Company’s consolidated operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the years ended December 31, 2002, 2001 and 2000 respectively. The table includes a summary of the Company’s financial results by segment.

	Year Ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	42.4	42.7	45.3
Gross profit	57.6	57.3	54.7
Operating expenses:
Branch operating	4.0	3.7	3.8
Sales and marketing	35.2	34.3	34.1
License fees	1.6	2.2	2.0
General and administrative	13.0	10.1	7.8
Operating income	3.8	7.0	7.0
Other income (expense), net	(.3)	—	(.3)
Income before income taxes	3.5	7.0	6.7
Income tax	1.4	2.7	1.2
Net income	2.1	4.3	5.5
Net income per share – basic and diluted	$0.17	$0.36	$2.42
Segment Information ($000):
Revenues
Home improvement	$46,068	$39,694	$37,654
Consumer Finance	4,208	793	—
Income (loss) before income taxes
Home improvement	197	2,659	2,524
Consumer Finance	1,519	178	—

Comparison of year ended December 31, 2002 to the year ended December 31, 2001.

Summary:

Consolidated revenues were $50,276,000 in the year ended December 31, 2002 as compared to $40,487,000 in the year ended December 31, 2001. Net income was $1,036,000 in the year ended December 31, 2002 as compared to $1,727,000 in the prior year period. The decline in net income from the prior year period occurred in the Company’s home improvement segment and resulted from a combination of factors, including; (i) increases in operating costs and start-up losses in the Company’s new operations, including the start-up of the Company’s operations in southern California under its agreement with Renewal by Andersen; (ii) a decline in the home improvement business gross profit margin principally resulting from the mix of products sold; and (iii) the Company’s operating cycle in which marketing costs are expensed and revenues are recognized.

Increased operating expenses and start-up losses:  In October 2001 the Company entered into an agreement with Renewal by Andersen (RbA), a wholly owned subsidiary of the Andersen Corporation. The agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater southern California area. Andersen Corporation, the parent of RbA, is the most recognized and used brand in the window and patio door industry. In February 2002 the Company commenced operations in the southern California market under its agreement with RbA, and on June 1, 2002, although three months behind schedule, the Company opened its first RbA showroom in Torrance, California. During the first quarter ended March 31, 2002, in connection with its RbA operations, the Company incurred approximately $325,000 in costs, including advertising, sales and management personnel expenses, and general operating expenses. The Company had no revenues in the first quarter period to offset its start up costs. Subsequent to the first quarter, the Company experienced a number of start-up issues with the RbA operations, including delays in completing customer orders due to longer lead times to acquire the necessary materials, engaging a sufficient number of qualified installers, and delays in completing the Company’s showroom facility. As a result, the RbA operations incurred an operating loss of $812,000 in the year ended December 31, 2002.

In May 2002, the Company began operating in the Milwaukee, Wisconsin market, and in June 2002, the Company acquired the operations of Reface, Inc, a home improvement company operating in the Richmond and Virginia Beach markets. The Company characterizes these operations as start-up operations. During the year ended December 31, 2002, the Company incurred an operating loss of approximately $50,000 from these operations.

Decline in home improvement gross profit margins:  The Company’s strategy is to provide consumers a variety of home improvement products and accordingly increase not only its market share, but also its “share of the customer”. In this respect, the Company has expanded its product offering within existing product lines, such as solid surface countertops in its kitchen remodeling line, as well as the addition of new product lines. Based on the sales prices established by the Company for these products, gross profit margins can vary significantly by product. In the year ended December 31, 2001, replacement window and bathroom remodeling revenues accounted for approximately 14% of home improvement revenues, as compared to approximately 23% of revenues in the year ended December 31, 2002. In addition, consumer demand for solid surface countertops has increased sharply as compared to the prior year. These products generally have lower margins than other products offered by the Company. As a result of the mix of products sold, the Company’s gross profit margin has declined. The Company has increased its selling prices of certain products in January 2003. Management does not believe that the price increases will adversely effect the Company’s revenue growth plans.

Growth and operating cycle:  The Company recognizes revenue upon completion of each sales order. In its normal operating cycle, the Company completes new sales orders within 55 to 60 days from the date an order is received. The operating cycle is slightly longer in the Company’s replacement window product line.

Under current generally accepted accounting principles, marketing costs are expensed as incurred. As a result of the Company’s operating cycle, marketing expenses can precede the completion of sales orders by up to three months. Consequently, in periods in which the Company’s backlog of uncompleted orders increases due to the growth of its operations, or as a result of newly started operations, net income is adversely effected.

In the year ended December 31, 2002, the Company’ home improvement business expanded its operations through initiatives in the Milwaukee, Richmond, Virginia Beach and Westchester markets, and in southern California under its agreement with RbA. In the year ended December 31, 2002, and excluding the Company’s deck operations which were acquired on November 30, 2002, new sales orders were $47,541,000, an increase of 23% from $38,610,000 in the year ended December 31, 2001. Backlog of sales orders to be installed for these operations increased $2,524,000 to $7,161,000 at December 31, 2002 as compared to $4,637,000 at December 31, 2001.

Accordingly, as a result of the Company’s growth initiatives and the associated operating cycle and timing of marketing expenses, net income in the year ended December 31, 2002 was adversely effected.

Detailed Review:

Revenues from the Company’s home improvement segment were $46,068,000 in the year ended December 31, 2002, an increase of approximately 16% from $39,694,000 in the prior year period. The increase in home improvement revenues reflects $5,028,000 from new operations and an increase of $1,346,000 in the same operations as the prior year. Revenue increases principally resulted from increased new sales order volume in the Company’s bathroom refacing and replacement windows products and higher average selling prices. Excluding the Company’s deck operations which were acquired on November 30, 2002, the number of unit installations completed increased 17.0% over the prior year.

Revenues from the consumer finance segment were $4,208,000 for the year ended December 31, 2002, including $3,187,000 from portfolio sales and $1,021,000 from servicing fees and interest income earned on finance receivables. Revenues in the prior year period were $793,000. The Company’s consumer finance business was established in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc.

Gross profit for the home improvement segment was $24,776,000, or 53.8% of related segment revenues for the year ended December 31, 2002, as compared to $22,392,000, or 56.4% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of lower margin products sold, and an increase in operating costs related to start up and production management overhead related to the Company’s RbA operations.

All expenses associated with acquiring, servicing and selling RIO portfolios of the consumer finance segment are included in operating expenses and consequently gross profit from consumer financing operations is equal to its revenues.

Consolidated operating expenses were approximately $27,098,000, or 53.9% of consolidated revenues for the year ended December 31, 2002, as compared to $20,370,000, or 50.3% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,995,000, or 4.3% of segment revenues, as compared to $1,478,000, or 3.7% of segment revenues for the year ended December 31, 2002 and 2001, respectively. The increase in branch operating expenses principally reflects the Company’s increased operations from acquisitions, entry into new markets and RbA.

The Company’s home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, canvassing, home shows and telemarketing. Marketing expenses for home improvement operations were approximately $9,311,000, or 20.2% of segment revenues in the year ended December 31, 2002, as compared to $7,582,000, or 19.1% of revenues for the prior year period. In its normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. In this respect, since revenues are recognized upon completion of each sales order, marketing expenses as a percentage of revenues will generally be higher in periods of increasing production backlog of uncompleted sales orders. However, marketing expenditures are generally concurrent with the securing of sales orders. Marketing expenses were 19.3% of new sales orders in the year ended December 31, 2002 as compared to 19.6% in the prior year.

The increase of marketing expense as a percentage of segment revenues is principally due to the Company’s operating cycle and timing in which marketing costs are expensed and revenues are recognized. Notwithstanding, the Company has reduced its telemarketing activities and increased its utilization of other media sources to generate prospective customer leads. The media sources utilized by the Company are generally more costly than its telemarketing activities resulting in an increase in the cost to acquire a new customer. However, these media sources also generally result in higher sales efficiencies than telemarketing. Consequently, for the year ended December 31, 2002, marketing costs as a percentage of new sales orders declined as compared to the prior year. The Company is continuing to change and refine its marketing mix to higher cost media sources resulting from increased legislation and restrictions on telemarketing. If consumer response to the Company’s media advertising were to decline, or if the Company’s sales efficiencies were to decline, the Company’s earnings could be adversely affected.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $8,376,000, or 18.2% of segment revenues for the year ended December 31, 2002, as compared to $6,293,000, or 15.9% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of the sales commissions on higher revenues, and growth in the Company’s operations, including recent acquisitions. The increase in sales expenses as a percentage of segment revenues is principally due to sales personnel costs and increased sales management salaries.

License fees were $826,000, or 1.8% of home improvement segment revenues for the year ended December 31, 2002, as compared to $875,000, or 2.2% of revenues in the prior year. The decrease in license fees is due to a lower amount of the Company’s business sold under the Century 21-license agreement.

General and administrative expenses were approximately $6,579,000, or 13.0% of consolidated revenues for the year ended December 31, 2002, as compared to $4,131,000, or 10.1% of revenues in the prior year period. The increase in general and administrative expenses reflects an increase of $1,950,000 related to the Company’s consumer finance segment which commenced operations in October 2001. In addition to new operations, the Company incurred increased costs related to insurance, benefits, travel and investor relations expenses.

Other income (expense) consists primarily of interest expense offset by interest income. Interest expense increased from the prior year period principally resulting from borrowing under a line of credit utilized by the finance segment to purchase RIO portfolios.

Comparison of year ended December 31, 2001 to the year ended December 31, 2000.

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

Contract revenues and fee income from home improvement sales were $39,694,000 for the year ended December 31, 2001 as compared to $37,654,000 for the year ended December 31, 2000. The increase in revenues reflects a combination of increased new sales order volume in the Company’s bathroom refacing and replacement windows products, higher average selling prices resulting from an increase in general price levels, and reduction in the cycle time to complete installation of sales orders. New sales orders were $38,610,000 for the year ended December 31, 2001 as compared to $37,669,000 in the prior year. Following the tragedy of the September 11, 2001 attack on the World Trade Center, new sales orders were initially adversely effected, however, except for the New York metropolitan area, the generation of new sales orders have substantially returned to their prior levels. The Company’s installation cycle of new sales orders, from the date of sale to completion of installation, has been reduced to approximately 55 days and resulted from manufacturing and installation process enhancements. The number of unit installations completed increased 6.8% over the prior year. Fee income was $247,000 and $265,000 for the years ended December 31, 2001 and 2000, respectively. Backlog of sales orders to be installed was $4,637,000 at December 31, 2001 as compared to $5,474,000 at December 31, 2000.

Revenues from the consumer finance segment were $793,000 for the period ended December 31, 2001, including $580,000 from portfolio sales and $213,000 from servicing fees and interest income earned on finance receivables.

Gross profit for the home improvement segment was $22,392,000, or 56.4% of related segment revenues for the year ended December 31, 2001 as compared to $20,585,000, or 54.7% of revenues in the prior year period. The increase in home improvement gross profit margin as a percentage of revenues is primarily due to process enhancements and material yields in the Company’s manufacturing and installations operations, as well as higher average selling prices resulting from an increase in general price levels.

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

License fees were $875,000, or 2.2% of home improvement segment revenues for the year ended December 31, 2001 as compared to $772,000, or 2.0% of revenues in the prior year. The increase in license fees is due to the mix of the Company’s business sold under the Century 21-license agreement as compared to that sold under the Facelifters and Cabinet Clad brand names.

General and administrative expenses were approximately $4,131,000, or 10.1% of consolidated revenues for the year ended December 31, 2001 as compared to $2,930,000 or 7.8% of revenues in the prior year. The increase in general and administrative expenses reflects increases in employee related expenses, including salaries, bonuses and health benefits, as well as higher expenses associated with a public entity consisting primarily of insurance, legal and accounting fees. General and administrative expenses related to the Company’s consumer finance segment were approximately $583,000 for the period ended December 31, 2001.

Other income (expense) consists primarily of interest expense offset by interest income. Interest expense declined approximately $101,000 from the prior year resulting from lower interest rates under the Company’s credit facilities and the retirement of certain debt in the year ended December 31, 2000.

Income taxes were $1,110,000 for the year ended December 31, 2001 as compared to $440,000 for the year ended December 31, 2000. Income taxes in 2000 included a tax benefit associated with the realization of the Company’s net operating loss carryforward.

Liquidity and Capital Resources of The Company

The Company has historically financed its liquidity needs through a variety of sources including proceeds from the sale of common and preferred stock, borrowing under bank credit agreements, and cash flows from operations. At December 31, 2002, the Company had $3,673,000 in cash.

Cash generated from operations was $1,752,000, $1,829,000, and $2,292,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

During the year ended December 31, 2002, the Company completed the acquisitions of Reface, Inc. and Deck America. In the aggregate, the Company utilized approximately $2,409,000 of cash to complete the transactions. Including these transactions, the Company utilized approximately $2,779,000 of cash for investing activities of which $416,000 was for capital expenditures consisting primarily of computer hardware and software. The Company utilized approximately $244,000 of cash in financing activities, inclusive of $160,000 for the redemption of 16,000 shares of the redeemable preferred stock and dividends of $28,000 on such securities.

During the year ended December 31, 2001, the Company completed the Merger, the acquisition of Cabinet Clad, and the acquisition of FCC. In the aggregate, the Company utilized approximately $674,000 of cash to complete the transactions. The Company utilized approximately $2,951,000 of cash for investing activities of which $379,000 was for capital expenditures consisting primarily of computer hardware and software. The Company received approximately $3,695,000 of cash in financing activities, inclusive of proceeds from the Company’s credit facilities and $1,537,000 of cash in the Merger. In 2001, the Company paid $160,000 for the redemption of 16,000 shares of the redeemable preferred stock, and paid dividends of $174,000 on such securities.

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

In April 2000, the Company entered into an agreement with a financial institution (the “Loan Agreement”) consisting of a $516,666 secured term note (the “Term Note”) and a revolving credit facility that allows borrowings up to $600,000 (the “Revolving Credit Facility”). Proceeds from the Term Note were used to retire an existing term loan. Concurrent with this refinancing, the Company utilized $315,000 of internally generated funds to retire an existing revolving credit facility.

In connection with the Company’s refinancing of a certain term loan and revolving credit facility in April 2000, the Company entered into the Term Note and the Revolving Credit Facility. Interest on the Term Note, as amended, is payable monthly at the Prime Rate. Borrowings and required payments under the Revolving Credit Facility are based upon an asset formula involving accounts receivable and inventory. The Revolving Credit Facility, as amended, matures April 1, 2003. Interest on the Revolving Credit Facility is payable monthly at LIBOR plus 2.6%. At December 31, 2002 and 2001, the Company had no outstanding borrowings under the Revolving Credit Facility and, based upon the terms of the agreement, had a borrowing capacity of $600,000. The Loan Agreement is secured by substantially all of the assets of U.S. Remodelers, and the Company is guarantor.

In connection with the acquisition of Deck America (“DAI”), the Company’s subsidiary USA Deck, Inc. purchased DAI’s warehousing, manufacturing and office facilities. USA Deck obtained a mortgage in the amount of $2,125,000 from GE Capital Business Asset Funding. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company.

Also in connection with the acquisition of DAI, USA Deck assumed DAI’s secured term loan obligations. Interest on the term loans range from 8.0% to 9.0%. At December 31, 2002, the outstanding balance of the term loans was $125,903. In addition, USA Deck has a revolving line of credit with a financial institution that allows borrowings up to $500,000. Borrowings and required payments under the revolving credit line are based on an asset formula involving USA Deck’s accounts receivable and inventory. Interest under the revolving credit line is payable monthly at the prime rate plus 1.0%, which was 5.25% at December 31, 2002. The revolving credit line matures May 31, 2003 at which time any outstanding principal and accrued interest is due and payable. The line of credit is secured by substantially all of the assets of USA Deck, and the Company is guarantor. At December 31, 2002, USA Deck had no outstanding borrowings under the revolving credit line and, based upon the terms of the agreement, had a borrowing capacity of approximately $375,000.

The Company’s consumer finance subsidiary, FCC, has a revolving line of credit that allows borrowings up to $5,000,000. The proceeds from the line of credit are utilized to purchase RIO’s from remodeling contractors. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of RIO’s. FCC is required to pay down the line of credit upon the sale of RIO’s, or if the borrowing base is less than the outstanding principal balance of eligible RIO’s. FCC typically holds a portfolio of RIO’s a minimal period of time before portfolios are accumulated and sold. The Company believes that the existing line of credit is sufficient for FCC’s operations. The line of credit is not affected by the Credit Facility as described below. Interest on the line of credit is payable monthly at LIBOR plus 2.6%. At December 31, 2002, the interest rate was 4.0%. The line of credit, as amended, matures April 1, 2003 at which time any outstanding principal and accrued interest is due and payable. The Company plans to renew the credit facility in March 2003. The line of credit is secured by substantially all of the assets of FCC and the Company is guarantor. At December 31, 2002 and 2001, the Company had outstanding borrowings under the line of credit of $2,720,662 and $2,506,536, respectively.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to net worth, debt to cash flows and interest coverage, and (iii) limit the payment of cash dividends on common stock.

The Company’s consumer financing business has several agreements with a certain financial institution for the purchase of RIO portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of RIO’s that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposits a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of RIO’s purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, and is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements with the financial institution. During the year ended December 31, 2002, approximately $40,000 of credit losses were charged against the reserve. The Company has estimated that at December 31, 2002, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $104,000 at December 31, 2002.

On February 11, 2003, First Consumer Credit, Inc. entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn as the lender, and DZ Bank as the Agent. FCCA, a wholly owned, single purpose subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC. The Credit Facility is a five-year program funded out of DZ-Banks’ conduit, Autobahn, pursuant to which Autobahn will fund loans made to FCCA through the issuance of commercial paper. DZ Bank will provide a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIO’s, and is secured by the RIO’s purchased under the Credit Facility. FCC is the servicer under the Credit Facility. The Company has guaranteed to FCCA, the lender and Agent the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC. Among other provisions, and providing that no event of default has occurred and is continuing, the Credit Facility provides that (i) subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s (ii) in the event that an RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIO’s, (iii) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%, (iv) if the Excess Spread, as that term is defined in the Credit Facility, is less than a specified level, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender, and (v) FCCA shall pay Agent’s fees and expenses, including a structuring fee in the amount $375,000. The Credit Facility contains representations, warranties and covenants as is customary in a commercial transaction of this nature.

FCC purchases RIO’s from select remodeling contractors, including RIO’s generated by the Company’s home improvement operations. Prior to entering into the Credit Facility, once FCC had accumulated a portfolio of RIO’s, FCC sold these portfolios to banks and insurance companies under negotiated purchase commitments, earning a one-time premium upon each sale. In most cases, FCC has retained the collection and servicing of these accounts on behalf of the investor and FCC earns a servicing fee from the investor. The Credit Facility provides FCC the ability to finance RIO’s purchased from remodeling contractors, and earn continuing finance charges over the life of the RIO’s as opposed to a lesser, one-time premium it previously earned. However, the change in the FCC’s business model, from selling to financing portfolios of RIO’s, will adversely affect FCC’s profitability and cash flow in the short term. In this respect, FCC will forgo the initial one-time premium it earned upon selling a portfolio, but FCC will earn finance charges over the life of the portfolio, typically a three to five year period. Consequently, until FCC has accumulated a sufficient amount of financed RIO’s, and finance charges earned on the RIO portfolios reach a sufficient level, FCC’s earnings will be adversely affected. Management believes that FCC will return to profitability in the first quarter of 2004, and that FCC’s long-term profitability will improve due to the continuing income stream from the greater amount of finance charges earned.

Additionally, since the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s, and because of the expected adverse impact on FCC’s short-term earnings, the Company may be required to seek additional financing to fund FCC’s operations. The Company is currently reviewing alternatives for the additional financing, including the Company’s available borrowing capacity under its existing revolving credit facility with a financial institution. Although the Company has no agreements or commitments for additional financing, management believes that the Company will be able to secure the financing, if needed, through the issuance of equity securities or debt obligations. However, there can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. The failure of the Company to secure additional financing, if needed, could impair FCC’s ability to fully utilize the available funds under the Credit Facility, as well as restrict FCC’s ability to purchase RIO’s, which would have an adverse impact on FCC’s results of operations.

Although the Company believes that it will have sufficient cash and borrowing capacity under its credit facilities to meet its anticipated working capital needs for the next twelve months, the Company believes that it will need additional financing to fund its growth strategy, including acquisitions. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair the Company’s ability to achieve its growth strategy. There can be no assurance that the Company will have sufficient funds or successfully achieve its plans to a level that will have a positive effect on its results of operations or financial condition. The ability of the Company to execute its growth strategy is contingent upon sufficient capital as well as other factors, including its ability to further increase consumer awareness of its products by advertising, its ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, its ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond the control of the Company. Even if the Company’s revenues and earnings grow rapidly, such growth may significantly strain the Company’s management and its operational and technical resources. If the Company is successful in obtaining greater market penetration with its products, the Company will be required to deliver increasing volumes of its products to its customers on a timely basis at a reasonable cost to the Company. No assurance can be given that the Company can meet increased product demand or that the Company will be able to satisfy increased production demands on a timely and cost- effective basis. There can be no assurance that the Company’s growth strategy will be successful, and if one or more of the component parts of the

Company’s growth strategy is unsuccessful, there can be no assurance that such lack of success will not have a material adverse effect on the Company’s financial condition.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, and SFAS No. 146, Accounting for Costs Associated with Exit on Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. There was no effect on the financial statements related to this adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to a minimal amount of financial market risks from changes in short-term interest rates as a portion of the Company’s debt contains interest rates which vary with interest rate changes in the prime rate or LIBOR. Based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

However, in February 2003, the Company’s finance subsidiary entered into a $75 million credit facility to finance the purchase of RIO’s. The Credit Facility requires each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%. Consequently, in the future, the Company’s exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIO’s underlying the Credit Facility contain fixed-rate interest terms. If the Excess Spread, as that term is defined in the Credit Facility, is less than a specified level, the Company is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedule II – Valuation and Qualifying Accounts. Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2002. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan—The following table provides information as of December 31, 2002 with respect to the Company’s common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan (1) (2) (3)	631,355	$4.20	659,319

Equity compensation plans not approved by security holders	—	—
Total	631,355	$4.20	659,319

(1)	The 2000 Stock Compensation Plan (the “Plan”) allows for the granting of share options to employees, directors and advisors. See Note 18 to the Consolidated Financial Statements.
(2)	Excludes 120,875 outstanding share options assumed in connection with the Merger at a weighted average exercise price of $8.31. The Company does not intend to issue any additional options under those assumed plans.
(3)	On June 12, 2002, the shareholders of the Company approved an amendment to the Plan. The Plan was originally approved by the stockholders on January 12, 2001. The Plan initially limited the maximum number of shares of common stock in respect to which options may be granted under the Plan to 10% of the Company’s outstanding common stock, up to 3,000,000 shares. The amendment, as approved by the stockholders, provided for the maximum number of shares of common stock to which options may be granted to 3,000,000 shares without limitation, and also provided for the limit on the number of shares in respect of which options may be granted to any one person under the Plan to 300,000 shares during any single calendar year. Subsequent to the stockholders approval of the Plan amendment, the Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements. Reference is made to pages S-1 and S-2 for the Report of Independent Auditors and Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits:

Exhibit Number		Description of Exhibit

2.1	*	Asset Purchase Agreement dated September 29, 2000 between U.S. Pawn, Inc., a Colorado corporation (“Seller”), and Pawn-One, Inc., a Colorado corporation (“Buyer”) (schedules and exhibits omitted)

2.2	†	Amendment dated as of January 16, 2001 to the Asset Purchase Agreement between U.S. Pawn, Inc. and Pawn-One, Inc. dated as of September 29, 2000

2.3	†	Excluded Asset Purchase Agreement and Bill of Sale dated as of February 1, 2001 between U.S. Pawn, Inc. and Pawn-One, Inc.

2.4	†	Closing letter dated February 1, 2001 in connection with the Asset Purchase Agreement as referenced in Exhibit 2.1 herein

2.5	†	Assignment and Assumption Agreement dated as of February 1, 2001 between Pawn-One Incorporated and U.S. Pawn, Inc.

2.6	**	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000 (schedules and exhibits omitted)

2.7	†	Certificate of Merger of U.S. Remodelers, Inc. into U.S. Pawn Acquisition Corp., Inc., a wholly-owned subsidiary of U.S. Pawn, Inc. as filed on February 13, 2001 with Delaware Secretary of State

2.8	†

Certificate of Merger of U.S. Pawn, Inc. into U.S. Home Systems, Inc., effecting a reincorporation of U.S. Pawn, Inc. from the State of Colorado to the State of Delaware as filed with the Delaware Secretary of State on February 15, 2001

2.9	†

Articles of Merger of U.S. Pawn, Inc., a Colorado corporation, and U.S. Home Systems, Inc., a Delaware corporation, whereby U.S. Pawn merged into U.S. Home Systems, effecting a reincorporation of U.S. Pawn to the State of Delaware and changing its name from U.S. Pawn, Inc. to U.S. Home Systems, Inc. as filed with the Secretary of State of Colorado on February 13, 2001

2.10	†	Closing letter dated February 13, 2001 between U.S. Remodelers, Inc. and U.S. Pawn, Inc. relating to the Agreement and Plan of Merger between the parties referenced in Exhibit 2.6 herein

Exhibit Number		Description of Exhibit

2.11	†	Agreement and Plan of Merger dated February 13, 2001 between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.12	†††

Agreement and Plan of Merger (the “Agreement”) by and between Home Credit Acquisition, Inc. (“Sub”), U.S. Home Systems, Inc. (“USHS”) and First Consumer Credit, LLC (“FCC LLC”) and its members, dated September 28, 2001 (schedules and exhibits omitted and will be furnished to the Commission upon request).

2.13	†††

Certificate of Conversion of First Consumer Credit, Inc. dated October 2, 2001 with corresponding Articles of Conversion and exhibits attached, including Articles of Incorporation of First Consumer Credit, Inc. (“FCC Inc.”)

2.14	†††	Certificate of Merger of Sub into FCC Inc. dated October 5, 2001 with corresponding Articles of Merger attached.

2.15	††††

Agreement and Plan of Merger by and between Remodelers Credit Corporation (“RCC”), a wholly-owned subsidiary of U.S. Home Systems, Inc. (“USHS”), Deck America, Inc. (“DAI”), and DAI Shareholders dated October 16, 2002 and effective as of November 30, 2002 (Schedules and Exhibits omitted).

2.16	††††	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002 by RCC, USHS, DAI and DAI Shareholders.

2.17	††††

Certificate of Merger filed with State Corporation Commission of Commonwealth of Virginia on December 6, 2002 with Articles of Merger of DAI into RCC executed by RCC and DAI on November 30, 2002 attached.

2.18	††††	Certificate of Merger filed with Secretary of State of State of Delaware on December 5, 2002 with Certificate of Merger of DAI into RCC executed by RCC and DAI on November 30, 2002 attached.

3.1	†	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2	†	Bylaws of U.S. Home Systems, Inc.

4.1	†	Common Stock specimen – U.S. Home Systems, Inc.

10.1	†	Promissory Note in the principal amount of $210,000 dated February 1, 2001 payable to the order of U.S. Pawn, Inc. by Pawn-One Incorporated

10.2	†	Promissory Note dated February 1,2 001 in the principal amount of $90,000 payable to U.S. Pawn, Inc. by Pawn-One Incorporated

10.3	†	Registration Rights Agreement dated February 13, 2001 by and among U.S. Pawn, Inc. and the shareholders of U.S. Remodelers, Inc.

10.4	†	Escrow Agreement effective February 13, 2001 among U.S. Pawn, Inc., U.S. Remodelers, Inc., the shareholders of U.S. Remodelers, Inc. and Corporate Stock Transfer, as Escrow Agent

10.5	††	Selling Stockholder Agreement dated June 6, 2001 between U.S. Home Systems, Inc. and each Selling Stockholder

10.6	†††	Asset Purchase Agreement between FCC LLC and Sub dated October 1, 2001.

10.7	†††	Employment Agreement effective as of October 2, 2001 between FCC Inc. and James D. Borschow (“Borschow”).

10.8	†††	Escrow Agreement effective as of October 2, 2001 between FCC Inc. and all of the former shareholders of FCC Inc, USHS, and Corporate Stock Transfer (“Escrow Agent”).

Exhibit Number		Description of Exhibit

10.9	†††	Retail Installment Contract Origination and Indemnification Agreement effective as of October 2, 2001 by and among First Savings Bank (“FSB”), FCC Inc. and USHS.

10.10	†††	Borschow Escrow Agreement effective as of October 2, 2001 among Borschow, USHS and Escrow Agent.

10.11	†††	FSB Agreement effective as of October 2, 2001 among FSB, Richard J. Driscoll, USHS and Escrow Agent.

10.12	†††	Amendment 2001-1 dated October 1, 2001 to the 2000 Loan Purchase and Servicing Agreement dated May 11, 2000 between FCC LLC, USHS and Bank One, N.A.

10.13	†††	Amendment 2001-1 dated October 1, 2001 to the 2001 Loan Purchase and Servicing Agreement dated July 31, 2001 between FCC LLC, USHS and Bank One, N.A.

10.14	***	Loan Agreement dated October 2, 2001 between FCC and The Frost National Bank (“Frost”).

10.15	***	Revolving Promissory Note dated October 2, 2001 in the principal amount of $3,500,000 payable to Frost by FCC.

10.16	***	Security Agreement dated October 2, 2001 between FCC as debtor and Frost as secured party.

10.17	***	Guaranty Agreement dated October 2, 2001 executed by USHS to secure payment of $3,500,000 Frost Revolving Promissory Note.

10.18	***	Arbitration and Notice of Final Agreement dated October 2, 2001 between Frost, FCC and USHS.

10.19	††††	Escrow Agreement effective as of November 30, 2002 between RCC, DAI Shareholders, USHS and Corporate Stock Transfer, Inc. (“Escrow Agent”).

10.20	††††	Noncompetition Agreement effective as of November 30, 2002 between RCC, DAI Shareholders and USHS.

10.21	††††	Employment Agreement effective as of November 30, 2002 by and between USHS and Daniel L. Betts.

10.22	††††

Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002 by and between RCC and MAD L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia.

10.23	††††

Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation (“GE”), as Payee, by RCC, as Borrower.

10.24	††††	Guaranty Agreement, dated December 4, 2002, executed in favor of GE, as Lender, by USHS, as Guarantor.

10.25	††††

Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of GE, as Beneficiary, by RCC, as Trustor.

10.26	††††	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002 by RCC, as Borrower, USHS, as Guarantor, for the benefit of GE, as Lender.

22.1	****	Subsidiaries of the Company

23.1	****	Consent of Ernst & Young LLP

99.1	****	Certifications Pursuant To Title 18, United States Code, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as Exhibit A to the Company’s Proxy Statement dated December 18, 2000 which is incorporated herein by reference.

**	Previously filed as Exhibit B to the Company’s Proxy Statement dated December 18, 2000 which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 which was filed with the Commission on April 2, 2001 and is incorporated herein by reference.
††	Previously filed as an exhibits to the Company’s Registration Statement on Form S-3 which was declared effective by the Commission on July 6, 2001, and is incorporated herein by reference.
†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and is incorporated herein by reference.
††††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and is incorporated herein by reference.
****	Filed herewith.

(b)	Reports on Form 8-K:

During the last quarter of 2002, the Company filed two reports on Form 8-K. On October 17, 2002, the Company reported entering into an agreement to acquire Deck America, Inc., a privately-held Woodridge, Virginia based home improvement specialist. On December 12, 2002, the Company reported the completion of the acquisition of Deck America, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 19, 2003 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2003.

Signature	Title	Date

/s/ Murray H. Gross Murray H. Gross	President, Chief Executive Officer and Director	March 19, 2003

/s/ Robert A. DeFronzo Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 19, 2003

/s/ David A. Yoho David A. Yoho	Director	March 19, 2003

/s/ Ronald I. Wagner Ronald I. Wagner	Director	March 19, 2003

/s/ Donald Buchholz Donald Buchholz	Director	March 19, 2003

/s/ D.S. Berenson D.S. Berenson	Director	March 19, 2003

Certifications

The undersigned, Murray H. Gross, President and Chief Executive Officer of U.S. Home Systems, Inc. (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of U.S. Home Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a(14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

The undersigned, Robert A. DeFronzo, Secretary/Treasurer and Chief Financial Officer of U.S. Home Systems, Inc. (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of U.S. Home Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a(14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer

U.S. HOME SYSTEMS, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

U.S. Home Systems, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Systems, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Ernst & Young LLP

Fort Worth, Texas

March 12, 2003

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31
Assets	2002	2001
Current assets:
Cash and cash equivalents, including restricted cash of $33,191 and $156,809 at December 31, 2002 and 2001, respectively	$3,672,571	$4,944,050
Finance receivables held for sale	2,884,967	2,591,699
Accounts receivable, net	1,373,498	710,760
Notes receivable	—	33,790
Commission advances	395,332	266,868
Inventory	1,898,695	978,534
Prepaid expenses	956,560	253,361
Deferred income taxes	137,998	159,979

Total current assets	11,319,621	9,939,041

Finance receivables held for investment, net	54,683	66,706
Property, plant, and equipment, net	6,242,839	1,770,525
Goodwill	7,357,284	4,066,270
Other assets	435,725	126,873

Total assets	$25,410,152	$15,969,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,299,280	$1,383,283
Revolving line of credit	2,720,662	2,506,536
Customer deposits	2,080,264	845,949
Accrued wages, commissions, and bonuses	1,119,886	697,224
Federal, state, and local taxes payable	363,765	103,965
Current portion of long-term debt	254,080	181,618
Current portion of long-term capital lease obligations	155,791	83,664
Other accrued liabilities	576,949	542,201

Total current liabilities	9,570,677	6,344,440

Deferred income taxes	352,383	84,815
Long-term debt, net of current portion	2,265,383	268,565
Long-term capital lease obligations, net of current portion	627,858	458,950

Commitments and contingencies

Mandatory redeemable preferred stock – $0.01 par value, 16,000 and 32,000 shares issued and outstanding at December 31, 2002 and 2001, respectively, liquidation value $10 per share	160,000	320,000

Stockholders’ equity:
Preferred stock – $0.01 par value, 100,000 shares authorized, 16,000 and 32,000 mandatory redeemable preferred shares outstanding, respectively	—	—
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock – $0.001 par value, 30,000,000 shares authorized, 6,453,371 and 5,897,815 shares issued and outstanding at December 31, 2002 and 2001, respectively	6,454	5,898
Additional capital	9,300,255	6,367,810
Retained earnings	3,127,142	2,118,937

Total stockholders’ equity	12,433,851	8,492,645

Total liabilities and stockholders’ equity	$25,410,152	$15,969,415

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year ended December 31
	2002	2001	2000
Contract revenues	$46,027,633	$39,447,707	$37,388,836
Revenue from loan portfolio sales	3,186,943	580,019	–
Other revenues	1,061,107	459,581	265,163

Total revenues	50,275,683	40,487,307	37,653,999

Cost of goods sold	21,291,857	17,302,740	17,069,198

Gross profit	28,983,826	23,184,567	20,584,801

Operating expenses:
Branch operating	1,994,813	1,478,149	1,423,845
Sales and marketing	17,698,387	13,885,083	12,841,586
License fees	825,806	875,232	771,700
General and administrative	6,578,621	4,131,398	2,929,501

Income from operations	1,886,199	2,814,705	2,618,169

Other income (expense), net	(169,925)	22,164	(94,232)

Income before income taxes	1,716,274	2,836,869	2,523,937
Income taxes	680,069	1,109,762	440,274

Net income	$1,036,205	$1,727,107	$2,083,663

Net income per common share – basic and diluted	$0.17	$0.36	$2.42

Weighted average common shares outstanding	5,972,853	4,677,082	833,333

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	U.S. Home Systems Common Stock		U.S. Remodelers Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	—	—	833,333	$8,333	$1,888,838	$(1,633,833)	$263,338
Accrued dividends – mandatory redeemable preferred stock	—	—	—	—	(52,667)	(14,000)	(66,667)
Net income	—	—	—	—	—	2,083,663	2,083,663

Balance at December 31, 2000	—	—	833,333	8,333	1,836,171	435,830	2,280,334
Accrued dividends – mandatory redeemable preferred stock	—	—	—	—	—	(44,000)	(44,000)
Capital of U.S. Home at time of merger	3,327,785	3,328	—	—	2,100,578	—	2,103,906
Reverse merger, exchange of shares	16,282,800	16,283	(833,333)	(8,333)	(7,950)	—	—
Reverse stock split	(14,707,939)	(14,708)	—	—	14,708	—	—
Merger costs	—	—	—	—	(264,436)	—	(264,436)
Issuance of common stock in connection with acquisitions	995,169	995	—	—	2,688,739	—	2,689,734
Net income	—	—	—	—	—	1,727,107	1,727,107

Balance at December 31, 2001	5,897,815	$5,898	—	—	$6,367,810	$2,118,937	$8,492,645
Accrued dividends – mandatory redeemable preferred stock	—	—	—	—	—	(28,000)	(28,000)
Issuance of common stock—acquisitions	555,556	556	—	—	2,932,445	—	2,933,001
Net income	—	—	—	—	—	1,036,205	1,036,205

Balance at December 31, 2002	6,453,371	$6,454	—	—	$9,300,255	$3,127,142	$12,433,851

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2002	2001	2000
Operating Activities
Net income	$1,036,205	$1,727,107	$2,083,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	560,074	457,057	419,775
Provision for doubtful accounts	35,377	59,671	35,702
Deferred income taxes	14,212	9,556	(78,091)
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	29,437,800	5,042,080	—
Purchases of finance receivables	(29,731,068)	(6,226,877)	—
Accounts receivable	(435,677)	81,487	31,805
Commission advances	(58,449)	65,947	(65,584)
Inventory	(502,469)	310,951	(100,357)
Prepaid expenses	(606,801)	(70,150)	(142,576)
Accounts payable and customer deposits	1,568,690	452,647	56,538
Other assets and liabilities	433,634	(80,132)	51,081

Net cash provided by operating activities	1,751,528	1,829,344	2,291,956

Investing Activities
Purchases of property, plant, and equipment	(416,252)	(378,836)	(56,572)
Acquisitions, net of cash acquired	(2,408,547)	(2,528,165)	—
Other	45,873	(44,263)	—

Cash used in investing activities	(2,778,926)	(2,951,264)	(56,572)

Financing Activities
Proceeds from revolving line of credit and long-term borrowings	27,391,103	6,608,364	586,163
Principal payments on revolving line of credit, long-term debt, and capital leases	(27,447,184)	(4,433,988)	(1,194,660)
Principal payments on notes payable to related parties	—	—	(1,090,000)
Reverse Merger cash acquired	—	1,537,512	—
Merger costs	—	(183,036)	(81,400)
Net collections of U.S. Pawn acquired assets	—	499,351	—
Dividends on mandatory redeemable preferred stock	(28,000)	(173,580)	(80,421)
Redemption of mandatory redeemable preferred stock	(160,000)	(160,000)	(240,000)

Net cash provided by (used in) financing activities	(244,081)	3,694,623	(2,100,318)

Net increase (decrease) in cash and cash equivalents	(1,271,479)	2,572,703	135,066
Cash and cash equivalents at beginning of year	4,944,050	2,371,347	2,236,281

Cash and cash equivalents at end of year	$3,672,571	$4,944,050	$2,371,347

Supplemental Disclosure of Cash Flow Information
Interest paid	$228,664	$117,188	$218,492

Cash payments of income taxes	$435,600	$1,465,650	$422,192

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2002

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

On February 13, 2001 U.S. Home Systems, Inc., formerly known as U.S. Pawn, Inc. (“U.S. Pawn”) completed a merger (the “Merger”) of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. (“U.S. Remodelers”) a Delaware corporation, with U.S. Remodelers surviving as a wholly owned subsidiary of the Company. U.S. Remodelers has been engaged in the manufacture, design, sale and installation of quality specialty home improvement products since 1997. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn’s pawnshop operations and the settlement of all its liabilities, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. Following the Merger, the Company succeeded to the business of U.S. Remodelers.

On July 9, 2001, the Company acquired certain assets of Cabinet Clad, L.L.C. Cabinet Clad is a Detroit, Michigan based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows.

On October 5, 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. In connection with the acquisition, a newly created subsidiary of the Company was merged with and into FCC, with FCC surviving as a wholly owned subsidiary of the Company

On June 1, 2002, the Company completed an acquisition of certain assets of Reface, Inc. Reface is a Norfolk, Virginia-based home improvement business specializing in kitchen and bath remodeling.

On November 30, 2002, the Company acquired all of the outstanding capital stock of Deck America, Inc., (“DAI”) a privately held Woodbridge, Virginia based home improvement specialist providing patented solutions for the fabrication, sale and installation of decks and deck enclosures. In connection with the acquisition, the Company also acquired DAI’s manufacturing, warehousing and office facilities from an affiliate of DAI.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank accounts and money market funds. The Company, from time to time, maintains cash balances in excess of federally insured limits. The Company has not experienced any losses and believes its risk of loss is not significant.

Restricted cash represents cash held for credit risk for RIO’s sold by FCC to a third party.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Finance Receivables Held For Sale

Finance receivables held for sale consist of consumer retail installment obligations (“RIO’s”) purchased from select remodeling contractors, with an anticipated average term of 100 months. The RIO’s are generally secured by the consumers residential real estate. The Company typically holds the RIO’s less than three months before portfolios of RIO’s are accumulated and sold. The Company has a limited credit risk associated with certain sales of the RIO’s. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors.

Finance Receivables Held For Investment

Finance receivables held for investment consist of RIO’s purchased from select remodeling contractors, with an anticipated average term of 75 months, and in which the Company has the intent and ability to hold for the foreseeable future, or until maturity or pay-off. Finance receivables held for investments are stated at the amount of the unpaid obligations, reduced by unearned interest, anticipated collection fees, if any, and an allowance for loan losses, as applicable. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. The accrual of interest on RIO’s is discontinued when it is considered impaired, generally when the loan is 90 days or more past due. A loan is placed back on the accrual status when both interest and principal are current. There were no loans considered impaired or on non-accrual as of December 31, 2002 and 2001.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is based on the specific circumstances of each RIO and the Company’s historical experience on its held-for-investment portfolio. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered or recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. At December 31, 2002 and 2001, allowance for loan losses on Finance Receivables Held For Investment was $7,285 and $9,300, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts. Allowance for bad debt was $63,059 and $65,300 at December 31, 2002 and 2001, respectively.

Inventory

Inventory (consisting of raw materials and work-in-process) is carried at the lower of cost (determined by the first-in, first-out method) or market. Inventories are recorded net of allowance for unusable, slow-moving and obsolete raw materials and work in progress. Reserves for slow-moving parts range from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work in progress relate to costs expended on firm orders and are not generally subject to obsolescence.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Maintenance and repair expenditures are expensed when incurred; renewals and betterments are capitalized.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. In accordance with these statements, goodwill is not amortized to expense. However, the Company is required to analyze goodwill for impairment on a periodic basis.

The Company has adopted SFAS No. 141 and SFAS No. 142 as of January 1, 2002. The Company completed a test for impairment of its goodwill based upon the measurement of its fair value as provided for under SFAS No. 142. The Company has determined that its goodwill is not impaired. All goodwill relates to acquisitions occurring after June 30, 2001. Goodwill as of December 31, 2002 is as follows:

	Home Improvement Segment	Finance Segment	Total
Goodwill balance – December 31, 2001	$298,856	$3,767,414	$4,066,270
Acquisitions	3,291,014	—	3,291,014

Goodwill balance – December 31, 2002	$3,589,870	$3,767,414	$7,357,284

Long-lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying the amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flows analysis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

Revenue Recognition

Contract revenue is recognized upon completion and acceptance of each home improvement contract. Cost of goods sold represents the costs of direct materials and labor associated with installations and manufacturing costs. Shipping and handling costs are expensed as incurred and included in cost of goods sold.

The Company recognizes revenues from sales of portfolios of RIO’s upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio. During the period in which the Company is holding or accumulating portfolios of RIO’s, the Company earns finance charges on the outstanding balance of the RIO. Finance charges earned on RIO’s is included in Other Revenues as earned. Fees earned for collection and servicing of certain portfolios of RIO’s sold, are also included in Other Revenues.

The Company had an agreement with a financial institution that made financing available to certain of the Company’s customers. The agreement was terminated in February 2003. The Company received a fee based upon the amount of financing provided to these customers. Fee income is included in other revenues and is recognized as earned. Fee income was $38,940, $246,584 and $265,163 for the years ended December 31, 2002, 2001 and 2000, respectively.

Marketing

The Company’s marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, canvassing and telemarketing. The Company expenses all marketing costs as incurred. Marketing expenses were approximately $9,322,000, $7,592,000 and $6,731,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (APB No. 25). Under APB No. 25, if the exercise price an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement.

	December 31,
	2002	2001	2000
Pro forma:
Net income as reported	$1,036,205	$1,727,107	$2,083,663
Pro forma stock compensation, net of income taxes	129,528	168,991	113,063
Pro forma net income	906,677	1,558,116	1,970,600
Preferred dividends	28,000	44,000	66,667
Pro forma income available to common stockholders	$878,677	$1,514,116	$1,903,933
Earnings per common share – as reported—basic and diluted	$0.17	$0.36	$2.42
Earnings per common share – pro forma – basic	$0.15	$0.32	$2.28
Earnings per common share – pro forma – diluted	$0.14	$0.32	$2.28

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

Reclassifications

Certain reclassifications have been made to conform the prior year amounts to the current year presentation.

Use of Estimates

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, finance receivables held for sale and accounts payable approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2002, management believes that the carrying values of long-term debt and capital leases approximate their fair values.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. There was no effect on the financial statements related to this adoption.

3. Information About Segments

The Company is engaged in two lines of business, the specialty product home improvement business and the consumer financing business. Accordingly, the Company’s reportable segments have been determined based on the nature of products offered to consumers.

The Company’s home improvement segment is engaged, through direct consumer marketing, in the design, sales, manufacturing, and installation of custom quality specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, wood decks and deck enclosures, and replacement windows. The Company operates sales and installation centers in 17 major metropolitan areas in the United States and manufactures its own cabinet refacing, custom countertops, bathroom cabinetry products and wood decks and deck enclosures.

The Company’s products are marketed under nationally recognized brands such as Century 21 Home Improvements, Renewal By Andersen and Home Depot “At Home Services”, as well as the Company’s own brands, “FaceliftersSM”, “Cabinet CladSM” and “USA Deck”. The Company has a license agreement with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, the “Licensor”). The license agreement provides for the Company to market, sell and install kitchen and bathroom remodeling products and replacement windows in specific geographic territories using the service marks and trademarks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements”. The license agreement is for a period of 10 years ending in 2007. The license agreement may be terminated by the Company upon 90 days written notice. The license agreement may be terminated by the Licensor if the Company is negligent in the performance of its services, becomes insolvent or bankrupt, or fails to comply with any material provisions of the license agreement. In the event the Licensor were to cancel the license agreement, the Company believes that these products could be independently marketed by the Company in these territories; however, the cancellation of the license agreement could have an adverse effect on the business of the Company.

The Company also has an agreement with Renewal by Andersen (RbA), a wholly-owned subsidiary of the Andersen Corporation. The Andersen agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater Los Angeles area, including the counties of Los Angeles, Orange, Riverside, San Bernardino, San Diego, Santa Barbara and Ventura. The agreement is for a period of five years and provides the Company with the option to renew the agreement for an additional five years. In February 2002, the Company began operating in the southern California market under its agreement with RbA.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Information About Segments (Continued)

The Company markets its deck and deck enclosure products in the Washington, D.C. metropolitan area, including Baltimore, Maryland, and northern Virginia. On October 17, 2002, USA Deck entered into an agreement with The Home Depot® to sell, furnish and install pre-engineered Designer Deck® systems to Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia. Under the agreement, the Company’s subsidiary, USA Deck, provides several pre-designed deck models under the Home Depot “At Home Services” brand to approximately 70 Home Depot stores.

The Company entered into the consumer finance business in October 2001 when the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (FCC), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. The Company’s consumer finance business purchases consumer retail installment obligations contracts (“RIO’s) from select remodeling contractors, including RIO’s generated by the Company’s home improvement operations. Until February 11, 2003 when the FCC entered into the Credit Facility (see Note 21 – Subsequent Events), FCC sold portfolios of RIO’s to financial institutions and insurance companies under negotiated commitments for the sale of RIO portfolios. In most cases, the Company retained the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the RIO’s generates both a one-time fee income and recurring income. In 2002, the Company sold all of its RIO’s to two customers, a financial institution and an insurance company. The Company believes that multiple sources exist for the purchase or sale of RIO portfolios. During the period ended December 31, 2002 and 2001, FCC purchased approximately $7,171,000 and $211,000 of RIO’s from the Company’s home improvement operations.

The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company maintains discrete financial information of each segment in accordance with generally accepted accounting principles.

The following presents certain financial information of the Company’s segments for the years ended December 31, 2002, 2001 and 2000, respectively:

	Revenues			Income Before Tax
	(In thousands)
Segment	2002	2001	2000	2002	2001	2000
Home Improvement	$46,068	$39,694	$37,654	$197	$2,659	$2,524
Consumer Financing	4,208	793	—	1,519	178	—

Consolidated Totals	$50,276	$40,487	$37,654	$1,716	$2,837	$2,524

	Assets			Capital Expenditures
	2002	2001	2000	2002	2001	2000
Home Improvement	$17,829	$12,639	$7,053	$349	$371	$57
Consumer Financing	8,822	7,080	—	67	8	—
Eliminations of intercompany loans	(1,241)	(3,750)	—	—	—	—

Consolidated Totals	$25,410	$15,969	$7,053	$416	$379	$57

	Depreciation			Interest Income (Expense), Net
	2002	2001	2000	2002	2001	2000
Home Improvement	$528	$451	$420	$(25)	$44	$(94)
Consumer Financing	32	6	—	(145)	(22)	—

Consolidated Totals	$560	$457	$420	$(170)	$22	$(94)

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Merger

On February 13, 2001 the Company, formerly known as U.S. Pawn, Inc. (“U.S. Pawn”) completed a merger (the “Merger”) of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. (“U.S. Remodelers”) with U.S. Remodelers surviving as a wholly owned subsidiary of the Company. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn’s pawnshop operations, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware, changed its name to U.S. Home Systems, Inc., and effected a reverse split of its common stock on the basis of one share for each four shares outstanding. Subsequent to the Merger, the Company succeeded to the business of U.S. Remodelers.

Pursuant to the terms of the Merger, the Company issued 4,070,700 shares (on a post-reverse-stock-split basis) of common stock to the shareholders of U.S. Remodelers, representing approximately 83% of the Company’s outstanding common stock following the Merger.

Immediately prior to the Merger, U.S. Pawn was a non-operating public shell corporation and accordingly, the Merger was accounted for as a reverse acquisition of U.S. Pawn by U.S. Remodelers, which is similar to a recapitalization.

The net assets of U.S. Pawn on the Merger closing date were as follows:

Cash	$1,537,512
Accounts receivable	65,308
Income tax receivable	392,940
Notes receivable	300,000

Total assets	$2,295,760

Accounts payable	$101,627
Accrued expenses	90,227

Total liabilities	$191,854

Net assets	$2,103,906

5. Acquisitions

The Company’s acquisitions have been accounted for as purchases in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. Operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

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

On October 5, 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (“FCC”), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry (the “FCC Merger”). FCC purchases consumer retail installment obligations (“RIO’s) from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of RIO portfolios. In most cases, FCC retains the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the contracts generates both fee income and recurring income.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Acquisitions (continued)

The FCC Merger was subject to, among other conditions, the prior sale to the Company of a portfolio of RIO’s (the “FCC Asset Sale”). On October 2, 2001, the Company completed the FCC Asset Sale for a cash payment of $1,414,683. On October 5, 2001, a newly created subsidiary of the Company was merged with and into FCC with FCC surviving as a wholly owned subsidiary of the Company. Pursuant to the terms of the FCC Merger, and including the Asset Sale, the purchase price was $5,178,192 including transaction costs of $162,799. The Company paid $2,414,683 in cash and issued 971,429 shares of its common stock valued at $2,600,710 based upon the closing price of the Company’s Common Stock, in exchange for all of FCC’s common stock. The excess of the purchase price over the net assets acquired resulted in goodwill of $3,767,414 as follows:

Cash	$160,795
Finance receivables held for sale	1,406,902
Finance receivables held for investment	70,120
Equipment, furniture and fixtures	47,242
Other assets	26,502
Accounts payable and accrued expenses	(300,783)

Net Assets Acquired	1,410,778
Purchase price, including transaction expenses	5,178,192

Goodwill	$3,767,414

The FCC Merger agreement provided for certain limited indemnifications between the parties. On the merger closing date, FCC delivered to an escrow agent stock certificates of the Company’s common stock representing an aggregate of 20% of the stock consideration (the “Escrowed Shares”) issued to the FCC shareholders as security for FCC’s indemnification to the Company. If FCC becomes obligated to indemnify the Company with respect to an indemnifiable claim and the amount of liability with respect thereto shall have been finally determined, the escrow agent shall release the appropriate number of Escrowed Shares to the Company for cancellation; provided, however, the respective FCC shareholders shall be entitled to satisfy the indemnifiable claim by paying the full amount of the claim in cash.

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

On November 30, 2002, the Company acquired all of the outstanding capital stock of Deck America, Inc., (“DAI”) a privately-held Woodbridge, Virginia based home improvement specialist providing patented solutions for the fabrication, sale and installation of decks and deck enclosures. In connection with the acquisition, the Company also acquired DAI’s manufacturing, warehousing and office facilities from an affiliate of DAI. The DAI acquisition was consummated by merging DAI into USA Deck, Inc. (formerly known as Remodelers Credit Corporation), a wholly owned Delaware subsidiary of the Company, with USA Deck as the surviving corporation. The purchase price was $4,075,967 including transaction costs of $92,967. The Company paid $1,300,000 in cash and issued to the DAI stockholders 500,000 shares of common stock, valued at approximately $2,683,000, in exchange for all of DAI’s common stock. The issuance of the 500,000 shares of common stock is considered a non-cash financing and investing activity and is not presented in the accompanying statement of cash flows. The excess of the purchase price over the net assets acquired resulted in goodwill of $2,944,431 as follows:

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Acquisitions (continued)

Current assets, including cash of $23,349	$860,134
Intangible assets subject to amortization	215,000
Other assets	1,976,082
Accounts payable and accrued expenses	(1,049,719)
Notes payable	(542,667)
Capital lease obligations	(327,294)

Net Assets Acquired	1,131,536
Purchase price, including transaction expenses	4,075,967

Goodwill	$2,944,431

Concurrent with the purchase of DAI, USA Deck acquired from an affiliate of DAI certain improved property leased by DAI and utilized by DAI for its manufacturing, warehousing and office facilities. The Company acquired the property for $2,618,731 including transaction expenses of $118,731. The Company obtained a mortgage of $2,125,000 from a financial institution and paid approximately $493,731 in cash. Concurrent with the facility acquisition, the Company retired an existing obligation of DAI secured by the property in the amount of $414,000.

The DAI agreements provided for certain limited indemnifications between the parties. On the closing date, the DAI shareholders delivered to an escrow agent stock certificates of the Company’s common stock representing an aggregate of 30% of the stock consideration (the “DAI Escrowed Shares”) issued to the DAI shareholders as security for DAI’s indemnification to the Company. If DAI becomes obligated to indemnify the Company with respect to an indemnifiable claim and the amount of liability with respect thereto shall have been finally determined, the escrow agent shall release the appropriate number of DAI Escrowed Shares to the Company for cancellation; provided, however, the respective DAI shareholders shall be entitled to satisfy the indemnifiable claim by paying the full amount of the claim in cash.

The following unaudited pro forma condensed combined statements of operations for the years ended December 31, 2002, 2001 and 2000 give effect to the Merger, the reverse stock split and the acquisitions of FCC as if they occurred effective January 1, 2001 and 2000, and the acquisition of Deck America as if it occurred January 1, 2002 and 2001, respectively.

	(unaudited) For the Year Ended December 31
	2002	2001	2000
	(In thousands except per share amounts)
Revenues	$63,500	$58,661	$40,733
Net income	$1,319	$1,951	$2,718
Net income per common share – basic	$0.20	$0.30	$0.45
Net income per common share – diluted	$0.20	$0.29	$0.45

6. Inventory

Inventory consisted of the following:

	December 31
	2002	2001
Raw materials	$1,303,295	$554,983
Work-in-progress	595,400	423,551

	$1,898,695	$978,534

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31		Depreciable Lives
	2002	2001
Land	$400,000	$50,000	—
Buildings and improvements	3,539,062	690,135	25-39 years
Machinery and equipment	2,868,819	1,612,181	3-7 years
Furniture, fixtures, and computer equipment	1,663,717	1,122,914	3-7 years
Leasehold improvements	186,191	155,017	3 years

	8,657,789	3,630,247
Less accumulated depreciation	2,414,950	1,859,722

	$6,242,839	$1,770,525

8. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	December 31
	2002	2001
Revolving line of credit	$2,720,662	$2,506,536
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,125,000	—
Secured term note payable to a financial institution in monthly principal payments of $8,611, plus interest through April 1, 2005	232,500	335,832
Other	161,963	114,351

	5,240,125	2,956,719
Less current portion of long term debt	254,080	181,618
Less revolving line of credit	2,720,662	2,506,536

	$2,265,383	$268,565

The Company’s consumer finance subsidiary, FCC, has a revolving line of credit that allows borrowings up to $5,000,000. The proceeds from the line of credit are utilized to purchase consumer retail installment obligations from remodeling contractors. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of RIO’s. FCC is required to pay down the line of credit upon the sale of RIO’s, or if the borrowing base is less than the outstanding principal balance of eligible RIO’s. FCC typically holds RIO’s for less than three months; therefore any outstanding balance under the revolving line of credit is classified as a current liability. Interest on the line of credit is payable monthly at LIBOR plus 2.6%. At December 31, 2002, the interest rate was 4.0%. The line of credit, as amended, matures April 1, 2003 at which time any outstanding principal and accrued interest is due and payable. The Company plans to renew the credit facility upon its maturity. The line of credit is secured by substantially all of the assets of FCC and the Company is guarantor. At December 31, 2002 and 2001, the Company had outstanding borrowings under the line of credit of $2,720,662 and $2,506,536, respectively.

In connection with the acquisition of DAI (see Note 5), the Company’s subsidiary USA Deck, Inc. purchased DAI’s warehousing, manufacturing and office facilities. USA Deck obtained a mortgage in the amount of $2,125,000 from GE Capital Business Asset Funding. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Credit Facilities (Continued)

Also in connection with the acquisition of DAI, USA Deck assumed DAI’s secured term loan obligations. The term loans require monthly payments of principal and interest ranging from $682 to $3,235 through September 2006. Interest on the term loans range from 8.0% to 9.0%. At December 31, 2002, the outstanding balance of the term loans was $125,903. In addition, USA Deck has a revolving line of credit with a financial institution that allows borrowings up to $500,000. Borrowings and required payments under the revolving credit line are based on an asset formula involving USA Deck’s accounts receivable and inventory. Interest under the revolving credit line is payable monthly at the prime rate plus 1.0%, which was 5.25% at December 31, 2002. The revolving credit line matures May 31, 2003 at which time any outstanding principal and accrued interest is due and payable. The line of credit is secured by substantially all of the assets of USA Deck, and the Company is guarantor. At December 31, 2002, USA Deck had no outstanding borrowings under the revolving credit line and, based upon the terms of the agreement, had a borrowing capacity of approximately $375,000.

In April 2000, the Company entered into an agreement with a financial institution (the “Loan Agreement”) consisting of a $516,666 secured term note (the “Term Note”) and a revolving credit facility that allows borrowings up to $600,000 (the “Revolving Credit Facility”). Proceeds from the Term Note were used to retire an existing term loan from Finova Capital Corporation. Concurrent with this refinancing, the Company utilized $315,000 of internally generated funds to retire an existing revolving credit facility with Finova Capital Corporation. Interest on the Term Note, as amended, is payable monthly at the Prime Rate plus 1.50% for the period April 1, 2000 through December 19, 2000, and at the Prime Rate for the remainder of the term of the obligation. The interest rate at December 31, 2002 was 3.91%. Principal payments under the Term Note are payable monthly in the amount of $8,611 through April 1, 2005. Borrowings and required payments under the Revolving Credit Facility are based upon an asset formula involving accounts receivable and inventory. The Revolving Credit Facility, as amended, matures April 1, 2003 at which time any outstanding principal and accrued interest is due and payable. Interest on the Revolving Credit Facility, as amended, is payable monthly at the Prime Rate plus 1.00% for the period April 1, 2000 through December 19, 2000, at the Prime Rate for the period December 20, 2000 through July 1, 2001, and at LIBOR plus 2.6% for the remainder of the term of the obligation. At December 31, 2002 and 2001, the Company had no outstanding borrowings under the Revolving Credit Facility and, based upon the terms of the agreement, had a borrowing capacity of $600,000. The Loan Agreement is secured by substantially all of the assets of U.S. Remodelers, and the Company is guarantor.

In connection with the acquisition of certain assets from Cabinet Clad (see Note 5), the Company assumed an obligation in the principal amount of $117,911, payable in monthly payments of principal and interest of $5,333 through July 1, 2003. Interest under the note is 8.0%. At December 31, 2002 and 2001, the outstanding balance of the note was $36,060 and $94,603, respectively.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to net worth, debt to cash flows and interest coverage, and (iii) limit the payment of cash dividends on common stock.

Maturities of long-term debt as of December 31, 2002, are as follows:

2003	$254,080
2004	230,877
2005	159,102
2006	105,713
2007	108,020
Thereafter	1,661,671

$2,519,463

FCC Revolving line of credit	$2,720,662

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Capital Leases

Capital leases mature at various dates between January 2003 and February 2009 and are collateralized by assets (including equipment, land and building) under the leases having a cost of $1,277,714 and $938,222, and accumulated amortization of $302,069 and $254,839 at December 31, 2002 and 2001, respectively. Amortization expense on capital leases is included in depreciation expense. As of December 31, 2002, future minimum payments under capital leases are as follows:

2003	$199,337
2004	187,398
2005	175,745
2006	175,745
2007	91,745
Thereafter	107,036

Total minimum lease payments	937,006
Interest discount amount	(153,357)

Total present value of minimum lease payments	783,649
Less current portion	(155,791)

Long-term portion	$627,858

10. Related Parties

At December 31, 1999, the Company had outstanding $1,090,000 of Promissory Notes payable to certain stockholders. The Promissory Notes provided for interest at the rate of 10% per annum and cash payments of interest in equal semiannual payments on each October 1 and April 1 until March 31, 2002, upon which date the principal, together with all accrued but unpaid interest thereon, was due and payable. On March 16, 2000, the Company’s Board of Directors authorized and approved the retirement of the Promissory Notes on June 30, 2000. Interest expense on notes payable to related parties was approximately $51,900 for the year ended December 31, 2000.

One of the Company’s directors is a partner in a law firm. The Company has retained the services of the law firm, generally in the area of consumer financing. Payments made by the Company to the law firm during the year ended December 31, 2002 were approximately $60,000.

11. Commitments and Contingencies

Off Balance Sheet Credit Risk

The Company’s consumer financing business purchases consumer retail installment obligations from select remodeling contractors and negotiates commitments with banks, insurance companies, and other financial institutions for the sale of RIO portfolios. The Company has several agreements with a certain financial institution for the purchase of RIO portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of RIO’s that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposits a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of RIO’s purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, as well as is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

Off Balance Sheet Credit Risk (continued)

routinely reviews the credit loss experience of the RIO’s underlying these agreements with the financial institution. During the year ended December 31, 2002, approximately $40,000 of credit losses were charged against the reserve. The Company has estimated that at December 31, 2002, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $104,000 at December 31, 2002.

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant.

Rent expense recognized under non-cancelable operating leases was approximately $1,201,000, $886,000 and $840,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2002, are approximately:

2003	$1,214,000
2004	1,106,000
2005	865,000
2006	688,000
2007	255,000
Thereafter	20,000

Total minimum lease payments	$4,148,000

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Employment Agreements

The Company has employment agreements with certain of its officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

12. Mandatory Redeemable Preferred Stock

Prior to the Merger, U.S. Remodelers issued 80,000 shares of Series A Preferred Stock (the Mandatory Redeemable Preferred Stock) with a redemption price of $10 per share. Holders of the Mandatory Redeemable Preferred Stock have no voting rights other than those expressly provided in the Certificate of Incorporation or by applicable law. The Mandatory Redeemable Preferred Stock was recorded at fair value on the date of issuance. In preference to shares of Common Stock, dividends on the Mandatory Redeemable Preferred Stock at an annual rate of $1 per share are cumulative from the date of issuance and are payable, when and as declared by the Company’s Board of Directors, semiannually each last day of June and December in arrears. There were no unpaid dividends at December 31, 2002.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Mandatory Redeemable Preferred Stock (continued)

The Mandatory Redeemable Preferred Stock is redeemable at the option of the Company at any time, in whole or in part. However, the Company must redeem 8,000 shares each June and December, together with accrued and unpaid dividends. The Company may also convert and exchange all of the Mandatory Redeemable Preferred Stock into a promissory note in the original principal amount of the redemption value of the outstanding shares, plus any accrued but unpaid dividends.

13. Capitalization

As of the date of the Merger, the authorized capital stock of U.S. Remodelers consisted of 15,000,000 shares of stock, 14,250,000 of which are shares of common stock, par value $0.01 (“USR Common Stock”); 100,000 of which are shares of preferred stock, par value $0.01 per share (“USR Preferred Stock”); and 650,000 of which are shares of non-voting common stock, par value $0.01 (“USR Non-Voting Common Stock”). Of the 100,000 shares of USR Preferred Stock, 80,000 shares have been designated as Series A Preferred Stock (the “Mandatory Redeemable Preferred Stock”), and are classified as a separate component outside of stockholders’ equity on the accompanying balance sheet.

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

On July 6, 2001, the Company’s registration statement on Form S-3 covering the resale of the common stock issued to stockholders in the Merger (the “Selling Stockholders”) was declared effective by the SEC. The Selling Stockholders may offer and sell the common stock from time to time in one or more transactions, including block transactions, at prevailing market prices or at privately negotiated prices. The Company will not receive any proceeds from the sale of common stock by the Selling Stockholders.

On July 19, 2002, the Company filed with the SEC a registration statement on Form S-8 covering up to 1,190,674 shares of common stock which may be issued under the 2000 Stock Compensation Plan.

In connection with the Company’s acquisitions (see Note 5), the Company issued an aggregate of 1,550,725 shares of common stock. As of December 31, 2002, the Company had outstanding 6,453,371 shares of common stock.

14. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001 are as follow:

	2002	2001
Reserve for doubtful accounts	$38,790	$29,191
Accrued vacation	50,852	48,372
Other	48,356	82,416

Deferred tax asset	$137,998	$159,979

Depreciation	(352,383)	(84,815)

Deferred tax liability	$(352,383)	$(84,815)

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (continued)

The provision for income taxes at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	December 31
	2002	2001	2000
Federal income tax at the statutory tax rate	$583,533	$964,535	$858,139
State income taxes, net of federal tax benefit	86,317	138,224	124,529
Change in valuation allowance for deferred tax assets	—	—	(543,388)
Other	10,219	7,003	994

	$680,069	$1,109,762	$440,274

The provision for income taxes consisted of the following:

	December 31
	2002	2001	2000
Current:
Federal	$536,372	$892,028	$324,383
State	129,485	208,178	193,982

Total current	665,857	1,100,206	518,365
Deferred:
Federal	12,914	8,303	469,969
State	1,298	1,253	(4,672)
Change in valuation allowance	—	—	(543,388)

Total deferred	14,212	9,556	(78,091)

	$680,069	$1,109,762	$440,274

At December 31, 1999, the Company had a valuation allowance of $543,388 primarily due to uncertainties in realizing its net operating loss (NOL) carry forward. During 2000, the Company utilized its NOL carry forward. Accordingly, at December 31, 2000, the valuation allowance was reduced by its full amount.

15. License Fees

The Company conducts a substantial portion of its home improvement business-direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). The Company also conducts its home improvement business under the names “Facelifters™” and “Cabinet Clad™.”

The license agreement provides for a term of 10 years ending in 2007 and gives the Company the right to market, sell, and install certain products in specific territories under the name “CENTURY 21™ Cabinet Refacing.” and “CENTURY 21™ Home Improvements”. The license agreement may be terminated by the Company upon 90 days written notice. The license agreement may be terminated by the Licensor if the Company is negligent in the performance of its services, becomes insolvent or bankrupt, fails to comply with any material provisions of the license agreement. In the event the Licensor were to cancel the license agreement, the Company believes that these products could be independently marketed by the Company in these territories; however, the cancellation of the license agreement could have an adverse effect on the business of the Company.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. License Fees (continued)

The license agreement, as amended, provides for license fees to HFS equal to 2% of the associated contract revenues through March 31, 2000, 3% of associated contract revenues from April 1, 2000 to December 31, 2000, and 3% to 4.5% over the remainder of the term of the agreement, subject to certain adjustments based upon the Company’s pretax income.

License fees pursuant were $825,806, $875,232 and $771,700 for the years ended December 31, 2002, 2001 and 2000, respectively.

16. Other Income (Expense), Net

Other income (expense), net consisted of the following for the years ended December 31, 2002, 2001 and 2000, respectively:

	December 31
	2001	2001	2000
Interest expense	$(228,664)	$(117,188)	$(218,492)
Other income	58,739	139,352	124,260

	$(169,925)	$22,164	$(94,232)

Other income consists mainly of interest income.

17. Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. The Company made contributions of approximately $29,500, $41,000 and $32,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

18. Stock Options

The Company’s stock option plans provide for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options (NSOs) (collectively ISOs and NSOs are referred to as Awards). The option plans are administered by the Company’s Board of Directors. The purpose of the Company’s option plans are to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company. Each option Award is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the Board of Directors, usually over a period of three to six years. The provisions of the option agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date of grant. The exercise prices for options granted under the plans may be no less than the fair market value of the Common Stock on the date of grant.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Stock Options (Continued)

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

At December 31, 2002, options to purchase 659,944 shares of common stock were available for grant under the Company’s option plans.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2002, 2001 and 2000, are as follows:

	2002		2001		2000
	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price
Outstanding at beginning of year	698,020	$4.78	151,227	$8.65	121,596	$9.48
Granted	127,976	$5.21	569,028	$3.83	37,275	$5.94
Exercised	—	—	—	—	—	—
Forfeited	(73,766)	$4.66	(22,235)	$6.65	(7,644)	$8.90

Outstanding at end of year	752,230	$4.87	698,020	$4.78	151,227	$8.65

Exercisable at end of year	376,091	$5.53	225,645	$6.72	136,541	$8.50

Weighted average fair value of options granted during the year	$1.70		$1.35		$1.31

The following information summarizes stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable
	No. of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	No. of Options	Weighted Average Exercise Price
Range of Exercise Prices
$3.44—$4.55	494,318	$3.77	7.30	228,662	$3.75
$4.95—$8.24	199,898	$5.44	8.28	89,415	$5.73
$9.56—$20.50	58,014	$12.24	5.58	58,014	$12.24

	752,230	$4.87	7.43	376,091	$5.53

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Stock Options (Continued)

The weighted average fair value of options granted are as follows:

	Number of Options	Weighted Average Fair Value
Granted during the year ended December 31, 2000
Less than fair value	—	—
Equal to fair value	37,275	1.31
Greater than fair value	—	—

	37,275

Granted during the year ended December 31, 2001
Less than fair value	—	—
Equal to fair value	464,028	1.40
Greater than fair value	105,000	1.15

	569,028

Granted during the year ended December 31, 2002
Less than fair value	—	—
Equal to fair value	127,976	1.70
Greater than fair value	—	—

	127,976

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the year ended December 31, 2002 were determined with the following assumptions: expected dividend yield is 0%, expected stock price volatility of 35%, risk free interest rate of 2.5%—3.5% and expected life of options of 4 -5 years.

19. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Year ended December 31
	2002	2001	2000
Income applicable to common stockholders:
Net income	$1,036,205	$1,727,107	$2,083,663
Accrued dividends— mandatory redeemable preferred stock	(28,000)	(44,000)	(66,667)

Income applicable to common stockholders	$1,018,205	$1,683,107	$2,016,996

Weighted average shares outstanding – basic	5,972,853	4,677,082	833,333
Effect of dilutive securities	121,385	16,001	—

Weighted average shares outstanding – diluted	6,094,238	4,693,083	833,333

Earnings per common share – basic and diluted	$0.17	$0.36	$2.42

Outstanding stock options to purchase 257,912 shares of the Company’s common stock at December 31, 2002 were not included in the calculations of earnings per share because of their inclusion would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

(In thousands, except per share amounts)

	2002				2001
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$9,956	$13,119	$12,163	$15,038	$9,942	$9,809	$10,353	$10,383
Gross Profit	5,898	7,750	6,878	8,458	5,611	5,591	5,917	6,066
Net income (loss)	(10)	595	(162)	613	407	443	496	381
Net income (loss) per common share – basic and diluted	$0.00	$0.10	$(0.03)	$0.10	$0.13	$0.09	$0.10	$0.06

21. Subsequent Events

On February 11, 2003, First Consumer Credit, Inc. entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main (“DZ Bank”) as the Agent. FCC Acceptance Corporation (“FCCA”), a wholly owned subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC. The Credit Facility is a five-year program funded out of DZ-Banks’ conduit, Autobahn, pursuant to which Autobahn will fund loans made to FCCA through the issuance of commercial paper. DZ Bank will provide a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIO’s, and is secured by the RIO’s purchased under the Credit Facility. FCC is the servicer under the Credit Facility. The Company has guaranteed to FCCA, the lender and Agent the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

Among other provisions, and providing that no event of default has occurred and is continuing, the Credit Facility provides that (i) subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s (ii) in the event that an RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIO’s, (iii) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%, (iv) if the Excess Spread, as that term is defined in the Credit Facility, is less than a specified level, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender, and (v) FCCA shall pay Agent’s fees and expenses, including a structuring fee in the amount $375,000. The Credit Facility contains representations, warranties and covenants as is customary in a commercial transaction of this nature.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

U.S. Home Systems, Inc.

We have audited the consolidated financial statements of U.S. Home Systems, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 12, 2003. Our audits also included the financial statement schedule listed in Item 15 of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Ft. Worth, Texas

March 12, 2003

S-1

U.S. Home Systems, Inc.

Schedule II – Valuation and Qualifying Accounts

Year Ended December 31, 2002, 2001 and 2000

	Balance At Beginning of Year	Additions or Deductions Charged (Credited) to Cost and Expenses	Deductions (1)	Balance At End of Year
Year Ended December 31, 2002
Allowance for doubtful accounts	$65,300	$35,437	$37,678	$63,059
Allowance for loan losses	9,300	(60)	1,955	7,285

Year Ended December 31, 2001
Allowance for doubtful accounts	33,000	45,784	13,484	65,300
Allowance for loan losses	—	13,887	4,587	9,300

Year Ended December 31, 2000
Allowance for doubtful accounts	65,500	35,702	68,202	33,000

(1)	Includes accounts (or loans) written off, net of recoveries.

S-2

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1*	Asset Purchase Agreement dated September 29, 2000 between U.S. Pawn, Inc., a Colorado corporation (“Seller”), and Pawn-One, Inc., a Colorado corporation (“Buyer”) (schedules and exhibits omitted)

2.2†	Amendment dated as of January 16, 2001 to the Asset Purchase Agreement between U.S. Pawn, Inc. and Pawn-One, Inc. dated as of September 29, 2000

2.3†	Excluded Asset Purchase Agreement and Bill of Sale dated as of February 1, 2001 between U.S. Pawn, Inc. and Pawn-One, Inc.

2.4†	Closing letter dated February 1, 2001 in connection with the Asset Purchase Agreement as referenced in Exhibit 2.1 herein

2.5†	Assignment and Assumption Agreement dated as of February 1, 2001 between Pawn-One Incorporated and U.S. Pawn, Inc.

2.6**	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000 (schedules and exhibits omitted)

2.7†	Certificate of Merger of U.S. Remodelers, Inc. into U.S. Pawn Acquisition Corp., Inc., a wholly-owned subsidiary of U.S. Pawn, Inc. as filed on February 13, 2001 with Delaware Secretary of State

2.8†

Certificate of Merger of U.S. Pawn, Inc. into U.S. Home Systems, Inc., effecting a reincorporation of U.S. Pawn, Inc. from the State of Colorado to the State of Delaware as filed with the Delaware Secretary of State on February 15, 2001

2.9†

Articles of Merger of U.S. Pawn, Inc., a Colorado corporation, and U.S. Home Systems, Inc., a Delaware corporation, whereby U.S. Pawn merged into U.S. Home Systems, effecting a reincorporation of U.S. Pawn to the State of Delaware and changing its name from U.S. Pawn, Inc. to U.S. Home Systems, Inc. as filed with the Secretary of State of Colorado on February 13, 2001

2.10†	Closing letter dated February 13, 2001 between U.S. Remodelers, Inc. and U.S. Pawn, Inc. relating to the Agreement and Plan of Merger between the parties referenced in Exhibit 2.6 herein

2.11†	Agreement and Plan of Merger dated February 13, 2001 between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.12†††

Agreement and Plan of Merger (the “Agreement”) by and between Home Credit Acquisition, Inc. (“Sub”), U.S. Home Systems, Inc. (“USHS”) and First Consumer Credit, LLC (“FCC LLC”) and its members, dated September 28, 2001 (schedules and exhibits omitted and will be furnished to the Commission upon request).

2.13†††

Certificate of Conversion of First Consumer Credit, Inc. dated October 2, 2001 with corresponding Articles of Conversion and exhibits attached, including Articles of Incorporation of First Consumer Credit, Inc. (“FCC Inc.”)

2.14†††	Certificate of Merger of Sub into FCC Inc. dated October 5, 2001 with corresponding Articles of Merger attached.

2.15††††

Agreement and Plan of Merger by and between Remodelers Credit Corporation (“RCC”), a wholly-owned subsidiary of U.S. Home Systems, Inc. (“USHS”), Deck America, Inc. (“DAI”), and DAI Shareholders dated October 16, 2002 and effective as of November 30, 2002 (Schedules and Exhibits omitted).

2.16††††	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002 by RCC, USHS, DAI and DAI Shareholders.

IOE-1

Exhibit Number	Description of Exhibit

2.17††††

Certificate of Merger filed with State Corporation Commission of Commonwealth of Virginia on December 6, 2002 with Articles of Merger of DAI into RCC executed by RCC and DAI on November 30, 2002 attached.

2.18††††	Certificate of Merger filed with Secretary of State of State of Delaware on December 5, 2002 with Certificate of Merger of DAI into RCC executed by RCC and DAI on November 30, 2002 attached.

3.1†	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2†	Bylaws of U.S. Home Systems, Inc.

4.1†	Common Stock specimen – U.S. Home Systems, Inc.

10.1†	Promissory Note in the principal amount of $210,000 dated February 1, 2001 payable to the order of U.S. Pawn, Inc. by Pawn-One Incorporated

10.2†	Promissory Note dated February 1,2 001 in the principal amount of $90,000 payable to U.S. Pawn, Inc. by Pawn-One Incorporated

10.3†	Registration Rights Agreement dated February 13, 2001 by and among U.S. Pawn, Inc. and the shareholders of U.S. Remodelers, Inc.

10.4†	Escrow Agreement effective February 13, 2001 among U.S. Pawn, Inc., U.S. Remodelers, Inc., the shareholders of U.S. Remodelers, Inc. and Corporate Stock Transfer, as Escrow Agent

10.5††	Selling Stockholder Agreement dated June 6, 2001 between U.S. Home Systems, Inc. and each Selling Stockholder

10.6†††	Asset Purchase Agreement between FCC LLC and Sub dated October 1, 2001.

10.7†††	Employment Agreement effective as of October 2, 2001 between FCC Inc. and James D. Borschow (“Borschow”).

10.8†††	Escrow Agreement effective as of October 2, 2001 between FCC Inc. and all of the former shareholders of FCC Inc, USHS, and Corporate Stock Transfer (“Escrow Agent”).

10.9†††	Retail Installment Contract Origination and Indemnification Agreement effective as of October 2, 2001 by and among First Savings Bank (“FSB”), FCC Inc. and USHS.

10.10†††	Borschow Escrow Agreement effective as of October 2, 2001 among Borschow, USHS and Escrow Agent.

10.11†††	FSB Agreement effective as of October 2, 2001 among FSB, Richard J. Driscoll, USHS and Escrow Agent.

10.12†††	Amendment 2001-1 dated October 1, 2001 to the 2000 Loan Purchase and Servicing Agreement dated May 11, 2000 between FCC LLC, USHS and Bank One, N.A.

10.13†††	Amendment 2001-1 dated October 1, 2001 to the 2001 Loan Purchase and Servicing Agreement dated July 31, 2001 between FCC LLC, USHS and Bank One, N.A.

10.14***	Loan Agreement dated October 2, 2001 between FCC and The Frost National Bank (“Frost”).

10.15***	Revolving Promissory Note dated October 2, 2001 in the principal amount of $3,500,000 payable to Frost by FCC.

10.16***	Security Agreement dated October 2, 2001 between FCC as debtor and Frost as secured party.

10.17***	Guaranty Agreement dated October 2, 2001 executed by USHS to secure payment of $3,500,000 Frost Revolving Promissory Note.

10.18***	Arbitration and Notice of Final Agreement dated October 2, 2001 between Frost, FCC and USHS.

IOE-2

Exhibit Number	Description of Exhibit

10.19††††	Escrow Agreement effective as of November 30, 2002 between RCC, DAI Shareholders, USHS and Corporate Stock Transfer, Inc. (“Escrow Agent”).

10.20††††	Noncompetition Agreement effective as of November 30, 2002 between RCC, DAI Shareholders and USHS.

10.21††††	Employment Agreement effective as of November 30, 2002 by and between USHS and Daniel L. Betts.

10.22††††

Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002 by and between RCC and MAD L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia.

10.23††††

Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation (“GE”), as Payee, by RCC, as Borrower.

10.24††††	Guaranty Agreement, dated December 4, 2002, executed in favor of GE, as Lender, by USHS, as Guarantor.

10.25††††

Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of GE, as Beneficiary, by RCC, as Trustor.

10.26††††	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002 by RCC, as Borrower, USHS, as Guarantor, for the benefit of GE, as Lender.

22.1****	Subsidiaries of the Company

23.1****	Consent of Ernst & Young LLP

99.1****	Certifications Pursuant To Title 18, United States Code, Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as Exhibit A to the Company’s Proxy Statement dated December 18, 2000 which is incorporated herein by reference.
**	Previously filed as Exhibit B to the Company’s Proxy Statement dated December 18, 2000 which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 which was filed with the Commission on April 2, 2001 and is incorporated herein by reference.
††	Previously filed as an exhibits to the Company’s Registration Statement on Form S-3 which was declared effective by the Commission on July 6, 2001, and is incorporated herein by reference.
†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and is incorporated herein by reference.
††††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and is incorporated herein by reference.
****	Filed herewith.

IOE-3