Form 10-Q
period 2003-03-31
US HOME SYSTEMS INC /TX
filed 2003-05-15
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Common Stock, $0.001 Par Value, 6,504,371 shares as of May 10, 2003.

-i-

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

Assets	March 31, 2003	December 31, 2002
Current assets:	(unaudited)
Cash and cash equivalents, including restricted cash of $ 33,189 and $33,191 at March 31, 2003 and December 31, 2002, respectively	$2,502,728	$3,672,571
Finance receivables held for sale	—	2,884,967
Accounts receivable, net	1,994,046	1,373,498
Notes receivable	158,403	—
Commission advances	510,774	395,332
Inventory	2,116,501	1,898,695
Prepaid expenses	614,513	956,560
Deferred income taxes	137,998	137,998

Total current assets	8,034,963	11,319,621

Finance receivables held for investment, net	7,232,083	54,683
Property, plant, and equipment, net	6,197,700	6,242,839
Goodwill	7,357,284	7,357,284
Credit facility origination costs, net of amortization	778,917	—
Other assets	401,367	435,725

Total assets	$30,002,314	$25,410,152

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,653,371	$2,299,280
Customer deposits	2,661,623	2,080,264
Accrued wages, commissions, and bonuses	800,667	1,119,886
Federal, state, and local taxes payable	58,188	363,765
Current portion of long-term debt	738,701	2,974,742
Current portion of long-term capital lease obligations	180,476	155,791
Other accrued liabilities	609,638	576,949

Total current liabilities	7,702,664	9,570,677

Deferred income taxes	352,383	352,383
Deferred revenue	112,500	—
Long-term debt, net of current portion	9,180,801	2,265,383
Long-term capital lease obligations, net of current portion	639,595	627,858

Mandatory redeemable preferred stock – $0.01 par value, 16,000 shares issued and outstanding, liquidation value $10 per share	160,000	160,000

Stockholders’ equity:
Preferred stock – $0.01 par value, 100,000 shares authorized, 16,000 mandatory redeemable preferred shares outstanding	–	–
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	–	–
Common stock – $0.001 par value, 30,000,000 shares authorized, 6,453,371 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	6,454	6,454
Additional capital	9,300,255	9,300,255
Retained earnings	2,547,662	3,127,142

Total stockholders’ equity	11,854,371	12,433,851

Total liabilities and stockholders’ equity	$30,002,314	$25,410,152

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Three-months ended March 31,
	2003	2002
Contract revenues	$14,210,680	$9,005,340
Revenue from loan portfolio sales	159,791	713,383
Other revenues	335,917	237,354

Total revenues	14,706,388	9,956,077

Cost of goods sold	6,848,303	4,057,601

Gross profit	7,858,085	5,898,476

Operating expenses:
Branch operating	607,238	398,485
Sales and marketing	5,535,418	3,863,211
License fees	180,681	186,937
General and administrative	2,406,132	1,436,529

Income (loss) from operations	(871,384)	13,314

Other (expenses), net	(74,381)	(28,973)

Loss before tax benefit	(945,765)	(15,659)
Tax benefit	(370,285)	(5,950)

Net loss	$(575,480)	$(9,709)

Net loss per common share – basic and diluted	$(0.09)	$(0.00)

Weighted average shares – basic and diluted	6,453,371	5,897,815

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	6,453,371	$6,454	$9,300,255	$3,127,142	$12,433,851
Accrued dividends – mandatory redeemable preferred stock	—	—	—	(4,000)	(4,000)
Net loss	—	—	—	(575,480)	(575,480)

Balance at March 31, 2003	6,453,371	$6,454	$9,300,255	$2,547,662	$11,854,371

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three-months ended March 31,
	2003	2002
Operating Activities
Net loss	$(575,480)	$(9,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	353,677	133,111
Provision for loan losses and bad debts	6,515	—
Changes in operating assets and liabilities net of effects of acquired business:
Finance receivables:
Sales of, and receipts on, loan portfolios	1,645,300	6,308,193
Purchases of finance receivables	—	(6,818,509)
Accounts receivable	(620,565)	(451,328)
Inventory	(217,806)	(30,598)
Commission advances and prepaid expenses	226,605	(214,182)
Accounts payable and customer deposits	935,451	761,865
Other assets and liabilities	(647,662)	(199,573)

Net cash provided by (used in) operating activities	1,106,035	(520,730)

Investing Activity
Purchases of property, plant, and equipment	(136,432)	(90,791)
Purchases of finance receivables	(7,111,004)	—
Receipts on finance receivables	1,166,773	—
Other	(158,403)	15,795

Net cash used in investing activity	(6,239,066)	(74,996)

Financing Activities
Proceeds from revolving line of credit	10,356,088	6,323,308
Principal payments on revolving line of credit, long-term debt, and capital leases	(5,721,177)	(5,962,227)
Dividends on mandatory redeemable preferred stock	(1,638)	(3,261)
Credit Facility acquisition costs	(670,085)	—

Net cash provided by financing activities	3,963,188	357,820

Net decrease in cash and cash equivalents	(1,169,843)	(237,906)
Cash and cash equivalents at beginning of period	3,672,571	4,944,050

Cash and cash equivalents at end of period	$2,502,728	$4,706,144

Supplemental Disclosure of Cash Flow Information
Interest paid	$114,957	$43,550

Cash payments of income taxes	$6,200	$3,200

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash capital expenditures	$80,888	$—

Non-cash transfer of finance receivables held for sale to finance receivables held for investment	$1,239,667	$—

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2003

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

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of March 31, 2003 and for the three-month period ending March 31, 2003 and 2002 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form-10K for the year ended December 31, 2002.

2. Summary of Significant Accounting Policies

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s annual report on Form 10-K includes a discussion of those policies that management believes are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them.

Finance Receivables Held For Sale

Finance receivables held for sale consist of consumer retail installment obligations (“RIO’s”) purchased from select remodeling contractors, with an anticipated average term of 100 months. The RIO’s are generally secured by the consumers residential real estate. RIO’s held for sale are typically held less than three months before portfolios of RIO’s are accumulated and sold. The Company has a limited credit risk associated with certain sales of the RIO’s. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors. At March 31, 2003, the Company had no RIO’s for sale.

Finance Receivables Held For Investment

Finance receivables held for investment consist of RIO’s purchased from select remodeling contractors, with an anticipated average term of 100 months. Finance receivables held for investments are stated at the amount of the unpaid obligations, reduced by unearned interest, and an allowance for loan losses, as applicable. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. The accrual of interest on RIO’s is discontinued when it is considered impaired, generally when the loan is 90 days or more past due. A loan is placed back on the accrual status when both interest and principal are current. There were no loans considered impaired or on non-accrual as of March 31, 2003 and December 31, 2002.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIO’s in light of historical experience and adverse situations that may effect the obligors ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered or recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on Finance Receivables Held For Investment at March 31, 2003 and December 31, 2002 was immaterial at both dates.

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts. Allowance for bad debt was $126,664 and $63,059 at March 31, 2003 and December 31, 2002, respectively.

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

Goodwill

Goodwill is accounted for in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. In accordance with these statements, goodwill is not amortized to expense. However, the Company is required to analyze goodwill for impairment on a periodic basis. The Company has determined that its goodwill is not impaired.

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

Marketing

The Company’s marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, canvassing and telemarketing. The Company expenses all marketing costs as incurred. Marketing expenses were approximately $3,222,000 and $2,150,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (APB No. 25). Under APB No. 25, if the exercise price of an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The pro forma impact of applying SFAS 123 in the three months ended March 31, 2003 and 2002 will not necessarily be representative of the pro forma impact in future periods.

	Three-months ended March 31,
	2003	2002
Pro forma:
Net loss as reported	$(575,480)	$(9,709)
Pro forma stock compensation, net of income taxes	40,727	30,490
Pro forma net loss	(616,207)	(40,199)
Preferred dividends	(4,000)	(8,000)
Pro forma loss applicable to common stockholders	$(620,207)	$(48,199)
Net loss per common share – as reported – basic and diluted	$(0.09)	$(0.00)
Net loss per common share – pro forma – basic and diluted	$(0.10)	$(0.01)

In the three-month period ended March 31, 2003, the Company issued options to certain employees to purchase 112,315 shares of the Company’s common stock.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted these two statements effective January 1, 2003. There was no effect on the financial statements related to this adoption.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

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

The Company markets its deck and deck enclosure products in the Washington, D.C. metropolitan area, including Baltimore, Maryland, and northern Virginia. On October 17, 2002, USA Deck entered into an agreement with the Home Depot® to sell, furnish and install pre-engineered Designer Deck® systems to Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia. Under the agreement, USA Deck provides several pre-designed deck models under the Home Depot “At Home Services” brand to approximately 74 Home Depot stores.

The Company’s consumer finance business, which is conducted through it wholly owned subsidiary First Consumer Credit, Inc. (“FCC”), purchases consumer retail installment obligations contracts (“RIO’s”) from select remodeling contractors, including RIO’s generated by the Company’s home improvement operations. During the three-month period ended March 31, 2003 and March 31, 2002, FCC purchased approximately $2,568,000 and $793,000 of RIO’s from the Company’s home improvement operations, respectively.

Until February 2003, when FCC entered into the Credit Facility (see Note 6 – Credit Facilities), FCC sold portfolios of RIO’s to financial institutions and insurance companies under negotiated purchase commitments. In most cases, the Company retained the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the RIO’s generates both a one-time fee income and recurring income. Subsequent to entering into the Credit Facility, FCC changed its business model from selling, to financing portfolios of RIO’s. The ability to purchase and finance RIO’s provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

The Company maintains discrete financial information of each segment in accordance with generally accepted accounting principles. The following presents certain financial information of the Company’s segments for the three-month periods ended March 31, 2003 and 2002, respectively:

	Three-months ended March 31,
	2003	2002
	(In Thousands)
Revenues:
Home Improvement	$14,210	$9,037
Consumer Finance	496	919

Consolidated Total	$14,706	$9,956

Loss Before Tax Benefit
Home Improvement	$(762)	$(296)
Consumer Finance	(183)	280

Consolidated Total	$(945)	$(16)

Assets:
Home Improvement	$18,272	$10,122
Consumer Finance	12,632	7,837
Eliminate intercompany loans	(902)	(1,155)

Consolidated Total	$30,002	$16,804

4. Acquisitions

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

The following unaudited pro forma condensed combined statements of operations for the three months ended March 31, 2002 gives effect to the acquisition of Deck America as if it occurred January 1, 2002.

(In thousands except per share amounts)
Revenues	$13,332
Net loss	$(108)
Net loss per common share – basic and diluted	$(0.02)

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2003	2002
Raw materials	$1,388,030	$1,303,295
Work-in-progress	728,471	595,400

	$2,116,501	$1,898,695

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31	December 31
	2003	2002
Revolving lines of credit	$7,490,329	$2,720,662
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,091,962	2,125,000
Secured term note payable to a financial institution in monthly principal payments of $8,611, plus interest through April 1, 2005	206,666	232,500
Other	130,545	161,963

	9,919,502	5,240,125
Less current portion of long term debt	738,701	2,974,742

	$9,180,801	$2,265,383

On February 11, 2003, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main (“DZ Bank”) as the Agent. FCC Acceptance Corporation (“FCCA”), a wholly owned subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC. The $75 million Credit Facility is a five-year program funded out of DZ-Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIO’s, and is secured by the RIO’s purchased under the Credit Facility. FCC is the servicer under the Credit Facility.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s. In the event that an RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIO’s. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%, and (ii) if the Excess Spread, as that term is defined in the Credit Facility, is less than a specified level, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature. The Company has guaranteed to FCCA, the lender and Agent the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (continued)

The Company had outstanding borrowings of $3,510,000 under the Credit Facility at March 31, 2003. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2003. Pursuant to the terms of the Credit Facility, the Company was required to pay the Agent’s fees and expenses, including a structuring fee in the amount $375,000, to complete the transaction. Including these fees, transaction costs were approximately $790,000 and are being amortized to interest expense over the term of the agreement.

FCC also has a revolving line of credit with a financial institution that allows borrowings up to $5,000,000. The proceeds from the line of credit are utilized to purchase RIO’s from remodeling contractors. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of RIO’s. FCC is required to pay down the line of credit upon the sale of RIO’s, or if the borrowing base is less than the outstanding principal balance of eligible RIO’s. Prior to entering into the Credit Facility in February 2003, FCC typically held RIO’s for less than three months before selling portfolios of RIO’s to unrelated financial institutions or insurance companies; therefore any outstanding balance under the revolving line of credit was classified as a current liability. Subsequent to entering into the Credit Facility, FCC typically holds RIO’s 30 days and then transfers RIO portfolios to its subsidiary FCCA, refinancing the borrowing under the credit line by utilizing the Credit Facility. The Company has, therefore, classified its outstanding obligation under the line of credit as a long-term obligation. Interest on the line of credit is payable monthly at LIBOR plus 2.6%. The line of credit, as amended, matures June 1, 2003 at which time any outstanding principal and accrued interest is due and payable, however the Company plans to renew the credit facility upon its maturity. The line of credit is secured by substantially all of the assets of FCC and the Company is guarantor. The Company had outstanding borrowings of $3,480,329 and $2,720,662 under the line of credit at March 31, 2003 and December 31, 2002, respectively.

The Company’s subsidiary, U.S. Remodelers, has an agreement (the “Loan Agreement”) with a financial institution consisting of a secured term note (the “Term Note”), and a revolving credit facility that allows borrowings up to $600,000 (the “Revolving Credit Facility”). Borrowings and required payments under the Revolving Credit Facility are based upon an asset formula involving accounts receivable and inventory. At March 31, 2003 the Company had outstanding borrowings of $500,000 under the Revolving Credit Facility and, based upon the terms of the agreement, had a borrowing capacity of $100,000. No amount was outstanding at December 31, 2002. The Revolving Credit Facility, as amended, matures June 1, 2003 at which time any outstanding principal and accrued interest is due and payable. The Company plans to renew the line of credit upon its maturity. Interest on the Revolving Credit Facility, as amended, is payable monthly at LIBOR plus 2.6%. The Loan Agreement is secured by substantially all of the assets of U.S. Remodelers, and the Company is guarantor.

In connection with the acquisition of DAI (see Note 4), the Company’s subsidiary USA Deck, Inc. purchased DAI’s warehousing, manufacturing and office facilities. USA Deck obtained a mortgage in the amount of $2,125,000 from GE Capital Business Asset Funding. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (iii) limit the payment of cash dividends on common stock.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Commitments and Contingencies

Off Balance Sheet Credit Risk

The Company’s consumer financing business has several agreements with a certain financial institution for the purchase of RIO portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of RIO’s that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposits a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of RIO’s purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, and is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company routinely reviews the credit loss experience of the RIO’s underlying these agreements with the financial institution. The Company has estimated that at March 31, 2003, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $104,000 at March 31, 2003.

Litigation

The Company is currently not a party to any legal proceedings.

Employment Agreements

The Company has employment agreements with certain of its officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

8. Other Income (Expense), Net

Other income (expense), net consisted of the following for the three-month periods ended March 31, 2003 and 2002, respectively:

	Three months ended March 31,
	2003	2002
Interest expense	$(114,957)	$(43,552)
Other income	40,576	14,579

	$(74,381)	$(28,973)

In March 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to Home Depot customers pursuant to a separate agreement between Universal and Home Depot. The licensing agreement requires Universal to pay USA Deck an initial licensing fee and ongoing royalties based upon Universal’s sales from these products. In the three-month period ended March 31, 2003, other income includes $37,500 of licensing fees from the licensing agreement.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three-months ended March 31,
	2003	2002
Earnings applicable to common stockholders:
Net loss	$(575,480)	$(9,710)
Accrued dividends – mandatory redeemable preferred stock	(4,000)	(8,000)

Loss applicable to common stockholders	$(579,480)	$(17,710)

Weighted average shares outstanding – basic	6,453,371	5,897,815
Effect of dilutive securities	—	—

Weighted average shares outstanding – diluted	6,453,371	5,897,815

Earnings (loss) per share – basic and diluted	$(0.09)	$0.00

Outstanding stock options to purchase 235,915 shares of the Company’s common stock at March 31, 2003 were not included in the calculation of earnings per share because of their inclusion would have been anti-dilutive.

10. Subsequent Events

On May 5, 2003, the Company entered into a Business Advisory, Stockholder and Financial Community Relations Agreement (the “Advisory Agreement”) with Bibicoff & Associates, Inc., a Sherman Oaks, California based firm (“Bibicoff”). Bibicoff has been engaged by the Company to provide, on a non-exclusive basis, representation of the Company in the area of stockholder relations and business advisory services (“Services”). The Services may include preparation and assistance with investor presentations, introduction to capital conferences, the identification and evaluation of financing transactions and introductions to broker/dealers, research analysts and investment bankers. The agreement is for a one-year term and the Company.

Also on May 5, 2003, the Company entered into a Stock Purchase Agreement with Bibicoff. Pursuant to the Stock Purchase Agreement, Bibicoff purchased in a private transaction 50,000 restricted shares of the Company’s common stock (the “Shares”) for $275,000 or $5.50 per share. The purchase price was paid by delivering to the Company $50.00 in cash and a Promissory Note payable to the Company in the principal amount of $274,950. Interest under the Promissory Note is payable quarterly at the one-year London Interbank Offered Rate (LIBOR). The Promissory Note is due and payable on May 1, 2005 or 60 calendar days after the effective date of a registration statement which includes the Shares, whichever date shall first occur. The Note is secured with the Shares. Additionally, Harvey Bibicoff, the President of Bibicoff, has personally guaranteed the payment of the Note.

The Stock Purchase Agreement further provides for the right of the Company to repurchase the Shares for $5.55 per share or an aggregate of $277,500 at any time and for any reason until January 31, 2004 when the option will expire. As consideration for the grant of the option by Bibicoff to the Company, the Company paid to Bibicoff $0.20 per share or an aggregate of $10,000 for the option. The Stock Purchase Agreement contains warranties and representations by Bibicoff and the Company consistent with a private securities transaction. There were no brokers or underwriters involved in this transaction and no commissions or finder’s fees were paid.

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

On November 30, 2002, the Company acquired Deck America, Inc., a privately-held Woodbridge, Virginia based home improvement specialist providing patented solutions for the fabrication, sale and installation of decks and deck enclosures.

Operations of the acquired business are included in the accompanying consolidated financial statements from their respective dates of acquisition.

The following should be read in conjunction with the Company’s unaudited financial statements for the three-month period ending March 31, 2003 included herein, and the Company’s audited financial statements for year ended December 31, 2002, 2001 and 2000, and the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investments are carried at the amount of the unpaid obligations, reduced by unearned interest, and an allowance for loan losses, as applicable. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. The accrual of interest on RIO’s is discontinued when it is considered impaired, generally when the loan is 90 days or more past due. A loan is placed back on accrual status when both interest and principal are current. There were no loans considered impaired or on non-accrual as of March 31, 2003 and December 31, 2002.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIO’s in light of historical experience and adverse situations that may effect the obligors ability to repay. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered or recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. If the Company’s loss experience were to deteriorate, additional reserves may be required.

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

Credit Loss Reserves

The Company has several agreements with a certain financial institution for the purchase of consumer retail installment obligation (“RIO”) portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of RIO’s that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, if credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company routinely reviews the credit loss experience underlying these agreements with the financial institution. The Company has estimated that at March 31, 2003, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $104,000 at March 31, 2003. If credit losses were to exceed current estimates, additional reserves may be required.

Results of Operations

Comparison of three-month period ended March 31, 2003 to the three-month period ended March 31, 2002

To assist in understanding the Company’s consolidated operating results, the following table indicates the percentage relationship of various income and expense items included in the Statement of Operations for the three-month period ended March 31, 2003 and 2002, respectively. The table includes a summary of the Company’s financial results by segment.

	Three months ended March 31,
	2003		2002
	$	%	$	%
	(In thousands)
Consolidated:
Revenues	$14,706	100.0	$9,956	100.0
Cost of goods sold	6,848	46.6	4,058	40.8

Gross profit	7,858	53.4	5,898	59.2
Operating expenses:
Branch operating	607	4.1	398	4.0
Sales and marketing	5,535	37.6	3,863	38.8
License fees	181	1.2	187	1.9
General and administrative	2,406	16.4	1,437	14.4

Operating income (loss)	(871)	(5.9)	13	0.1
Other income (expense), net	(74)	(0.5)	(29)	(0.3)

Loss before income taxes	(945)	(6.4)	(16)	(0.2)
Income tax	(370)	(2.5)	(6)	(0.1)

Net loss	(575)	(3.9)	(10)	(0.1)

Segment Information:
Revenues
Home Improvement	14,210		9,037

Consumer Finance	496		919

Income (loss) before income taxes
Home Improvement	(762)		(296)

Consumer Finance	(183)		280

SUMMARY:

Consolidated revenues were $14,706,000 in the three-month period ended March 31, 2003 as compared to $9,956,000 for the three-month period ended March 31, 2002. Net loss for the three-month period ending March 31, 2003 was $575,000 as compared to $10,000 in the prior year period. The increase in the Company’s net loss from the prior year period is principally the results of three factors: a change in the business model in the Company’s consumer finance business; a loss in the Company’s recently acquired deck business; and increased operating costs.

Consumer Finance, Change of Business Model—The Company’s consumer finance business, which is conducted through its wholly owned subsidiary First Consumer Credit, Inc. (“FCC”), purchases consumer retail installment obligations contracts (“RIO’s) from select remodeling contractors, including RIO’s generated by the Company’s home improvement operations. On February 11, 2003, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main (“DZ Bank”) as the Agent. The Credit Facility provides FCC the ability to purchase and finance retail installment obligations (“RIO’s”) from remodeling contractors, and earn continuing finance charges over the life of the RIO’s.

Prior to entering into the Credit Facility, FCC typically held RIO’s for less than three months before selling portfolios of RIO’s to banks and insurance companies under negotiated purchase commitments. FCC earned a one-time premium upon each sale. In most cases, FCC retained the collection and servicing of these accounts on behalf of the purchaser. FCC currently provides servicing on nearly 4,000 of these accounts, operating in 36 states within the continental United States.

Subsequent to entering into the Credit Facility, FCC changed its business model from selling, to financing portfolios of RIO’s. The ability to purchase and finance RIO’s provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned. However, this change in FCC’s business model adversely effects FCC’s profitability in the short-term due to FCC’s forgoing the initial one-time origination fee it earned upon selling a portfolio, but earning finance charges over the life of the portfolio, typically a three to five year period. Consequently, until FCC has accumulated a sufficient amount of financed RIO’s, and finance charges earned on the RIO portfolio reaches a sufficient level, FCC’s earnings will be adversely affected. During the three-month period ended March 31, 2003, FCC recorded a pre-tax loss of $183,000 as compared to pre-tax income of $280,000 in the three months ended March 31, 2002. Management believes that FCC will return to profitability in the first quarter of 2004, and that FCC’s long-term profitability will be greater than what could be expected under its prior business model due to the continuing income stream from the greater amount of finance charges earned. Additionally, management believes the Credit Facility will provide FCC an opportunity to reach a greater number of contractors thereby creating substantial long-term earnings growth from financing sources.

Deck business operating loss—The Company’s deck business currently operates in the Washington, D.C. metropolitan area, including Baltimore, Maryland, and northern Virginia. During the months of January and February, the market area experienced severe winter weather conditions. While the Company was able to meet its objectives as to the amount of new orders received during the period, the harsh weather conditions adversely effected the Company’s ability to complete installations and generate revenues, thereby resulting in a net loss for the three-month period ended March 31, 2003. The Company’s backlog of deck orders at March 31, 2003 increased approximately 187% from its December 31, 2002 level.

Increased operating costs—In addition to new operations, the Company incurred increased operating costs principally related to the activities of a public company, including legal, accounting, and investor relations expenses, as well as increases in its salaries, insurance and benefits expenses.

DETAILED REVIEW:

Revenues from the Company’s home improvement segment were $14,210,000 in the three months ended March 31, 2003 as compared to $9,037,000 in the prior year period. The increase in home improvement revenues reflects higher backlog at the beginning of the period, increased new sales order input in all of the Company’s product lines during the period, and the addition of the Company’s recently acquired deck business. However, revenues in the deck operations were adversely effected by harsh winter weather conditions which prevented the completion of deck installations.

New sales orders during the three months ended March 31, 2003 were $17,871,000, including approximately $4,954,000 in the deck operations, as compared to $10,837,000 in the three months ended March 31, 2002. Backlog at March 31, 2003 was approximately $11,790,000 as compared to $8,124,000 at December 31, 2002.

Revenues from the consumer finance segment were $496,000 for the three months ended March 31, 2003 as compared to $919,000. The decline in revenues is a result of the change in the Company’s consumer finance business model in February 2003.

Gross profit for the home improvement segment was $7,362,000, or 51.8% of related segment revenues for the three months ended March 31, 2003 as compared to $4,979,000, or 55.1% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to the addition of deck products to the product mix. Deck products have a lower margin than the other products sold by the Company.

All expenses associated with consumer finance segment, including costs of acquiring, servicing, and financing RIO portfolios, are included in operating expenses and consequently gross profit from consumer financing operations is equal to its revenues.

Consolidated operating expenses were approximately $8,729,000, or 59.4% of consolidated revenues for the three months ended March 31, 2003, as compared to $5,885,000, or 59.1% of revenues in the prior year period. Operating expenses consist of branch operating expenses, sales and marketing expenses, license fees and general and administrative expenses.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $607,000, or 4.3% of segment revenues, as compared to $398,000, or 4.4% of segment revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in branch operating expenses principally reflects the Company’s increased operations from acquisitions, entry into new markets and RbA.

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

Marketing expenses for home improvement operations were approximately $3,222,000, or 22.7% of segment revenues in the three months ended March 31, 2003, as compared to $2,145,000, or 23.7% of revenues for the prior year period. The increase in marketing spending reflects the addition of the Company’s deck business, planned increased advertising expenditures in the remainder of the Company’s operations, and an increase in cost to acquire a new customer as a result of changes in the Company’s marketing media mix. However, the reduction of marketing expense as a percentage of segment revenues principally reflects improved operating performance in the Company’s RbA operations and the addition of the deck business, which generally has a lower marketing cost to revenue ratio than the Company’s other home improvement operations. The Company’s deck business recently entered into an agreement with the Home Depot® to sell, furnish and install pre-engineered Designer Deck® systems to Home Depot’s retail customers in certain markets. Under the agreement, USA Deck provides several pre-designed deck models under the Home Depot “At Home Services” brand to approximately 74 Home Depot stores. Management believes that the Company’s agreement with the Home Depot will continue to reduce USA Decks effective marketing cost.

In the Company’s normal operating cycle, marketing costs, which are expensed as incurred, can precede the completion of sales orders by up to three months. In this respect, since revenues are recognized upon completion of each sales order, marketing expenses as a percentage of revenues will generally be higher in periods of increasing backlog of uncompleted sales orders. Except for the Company’s deck operations, the increase in backlog of uncompleted sales orders was approximately the same as the increase in backlog experienced in the prior year period, and consequently marketing expense as a percentage of revenue was unaffected for these operations.

Marketing expenditures are generally concurrent with the securing of new sales orders, and therefore management believes that a better measurement of the Company’s effective marketing cost relates to its new orders generated. In this respect, marketing expenses were 18.1% of new sales orders in the three months ended March 31, 2003 as compared to 19.8% in the prior year period. The decrease in marketing expenses as a percentage of new sales orders is principally due to the addition of the deck business and improved sales efficiencies.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $2,313,000, or 16.3% of segment revenues for the three months ended March 31, 2003, as compared to $1,718,000, or 19.0% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of the sales commissions on higher revenues, and growth in the Company’s operations, including recent acquisitions.

License fees were $181,000, or 1.3% of home improvement segment revenues for the three months ended March 31, 2003, as compared to $187,000, or 2.1% of segment revenues in the prior year. The decrease in license fees as a percentage of segment revenues is due to the lower mix of segment revenues sold under the Century 21-license agreement.

General and administrative expenses were approximately $2,406,000, or 16.4% of consolidated revenues for the three months ended March 31, 2003, as compared to $1,437,000, or 14.4% of revenues in the prior year period. The increase in general and administrative expenses reflects $753,000 related to the Company’s deck business which was acquired in November 2002. In addition to new operations, the Company incurred increased costs related to professional fees (legal and public accounting), insurance, benefits, and investor relations expenses.

Other income (expense) consists primarily of interest expense offset by interest income. Interest expense increased from the prior year period principally resulting from borrowing under a line of credit utilized by the finance segment to purchase RIO portfolios.

Liquidity and Capital Resources of The Company

The Company has historically financed its liquidity needs through a variety of sources including proceeds from the sale of common and preferred stock, borrowing under bank credit agreements, and cash flows from operations. At March 31, 2003, the Company had $2,502,000 in cash.

Cash generated from operations was $1,106,000 for the three months ended March 31, 2003, including $1,645,000 generated from the sale of RIO portfolios. The Company utilized approximately $521,000 for operating activities in the prior year three-month period.

On February 11, 2003, the Company’s consumer finance unit, First Consumer Credit, Inc., entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn as the lender, and DZ Bank as the Agent. The Credit Facility provides FCC the ability to purchase and finance retail installment obligations from remodeling contractors, and earn continuing finance charges over the life of the RIO’s. FCCA, a wholly owned, single purpose subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC. The Credit Facility is a five-year program funded out of DZ-Banks’ conduit, Autobahn, pursuant to which Autobahn will fund loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIO’s, and is secured by the RIO’s purchased under the Credit Facility. FCC is the servicer under the Credit Facility. The Company has guaranteed to FCCA, the lender and Agent the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC. Among other provisions, and providing that no event of default has occurred and is continuing, the Credit Facility provides that (i) subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s (ii) in the event that an RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIO’s, (iii) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%, and (iv) if the Excess Spread, as that term is defined in the Credit Facility, is less than a specified level, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. Pursuant to the terms of the Credit Facility, the Company was required to pay the Agent’s fees and expenses, including a structuring fee in the amount $375,000, to complete the transaction. Including these fees, transaction costs were approximately $790,000 and are being amortized to interest expense over the term of the agreement. The Credit Facility contains representations, warranties and covenants as is customary in a commercial transaction of this nature.

Prior to entering into the Credit Facility, FCC typically held RIO’s for less than three months before selling portfolios of RIO’s to banks and insurance companies under negotiated purchase commitments. FCC earned a one-time premium upon each sale. In most cases, FCC retained the collection and servicing of these accounts on behalf of the purchaser. FCC currently provides servicing on nearly 4,000 of these accounts, operating in 36 states within the continental United States.

Subsequent to entering into the Credit Facility, FCC changed its business model from selling, to financing portfolios of RIO’s. The ability to purchase and finance RIO’s provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned. However, this change in FCC’s business model adversely effects FCC’s profitability and cash flow in the short-term due to FCC’s forgoing the initial one-time origination fee it earned upon selling a portfolio, but earning finance charges over the life of the portfolio, typically a three to five year period. Consequently, until FCC has accumulated a sufficient amount of financed RIO’s, and finance charges earned on the RIO portfolio reaches a sufficient level, FCC’s earnings and cash flows will be adversely affected. During the three-month period ended March 31, 2003, FCC recorded a pre-tax loss of $183,000 as compared to pre-tax income of $280,000 in the three months ended March 31, 2002. Management believes that FCC will return to profitability in the first quarter of 2004, and that FCC’s long-term profitability will be greater than what could be expected under its prior business model due to the continuing income stream from the greater amount of finance charges earned.

The Company had outstanding borrowings of $3,510,000 under the Credit Facility at March 31, 2003. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2003.

FCC also has a revolving line of credit with a financial institution that allows borrowings up to $5,000,000. The proceeds from the line of credit are utilized to purchase RIO’s from remodeling contractors. Borrowings and required payments under the revolving line of credit are based upon an asset formula involving the outstanding principal balance of RIO’s. FCC is required to pay down the line of credit upon the sale of RIO’s, or if the borrowing base is less than the outstanding principal balance of eligible RIO’s. Prior to entering into the Credit Facility in February 2003, FCC typically held RIO’s for less than three months before selling portfolios of RIO’s to unrelated financial institutions or insurance companies; therefore any outstanding balance under the revolving line of credit was classified as a current liability. Subsequent to entering into the Credit Facility, FCC typically holds RIO’s 30 days and then sells RIO portfolios to its subsidiary FCCA, refinancing the borrowing under the credit line by utilizing the Credit Facility; therefore the Company has classified its outstanding obligation under the line of credit as a long-term obligation. Interest on the line of credit is payable monthly at LIBOR plus 2.6%. The line of credit, as amended, matures June 1, 2003 at which time any outstanding principal and accrued interest is due and payable, however the Company plans to renew the credit facility upon its maturity. The line of credit is secured by substantially all of the assets of FCC and the Company is guarantor. The Company had outstanding borrowings of $3,480,329 and $2,720,662 under the line of credit at March 31, 2003 and December 31, 2002, respectively.

The Company’s subsidiary, U.S. Remodelers, has an agreement (the “Loan Agreement”) with a financial institution consisting of a secured term note (the “Term Note”), and a revolving credit facility that allows borrowings up to $600,000 (the “Revolving Credit Facility”). Borrowings and required payments under the Revolving Credit Facility are based upon an asset formula involving accounts receivable and inventory. At March 31, 2003 the Company had outstanding borrowings of $500,000 under the Revolving Credit Facility and, based upon the terms of the agreement, had a borrowing capacity of $100,000. No amount was outstanding at December 31, 2002. The Revolving Credit Facility, as amended, matures June 1, 2003 at which time any outstanding principal and accrued interest is due and payable. The Company plans to renew the line of credit upon its maturity. Interest on the Revolving Credit Facility, as amended, is payable monthly at LIBOR plus 2.6%. The Loan Agreement is secured by substantially all of the assets of U.S. Remodelers, and the Company is guarantor.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (iii) limit the payment of cash dividends on common stock.

The Company’s consumer financing business has several agreements with a certain financial institution for the purchase of RIO portfolios. Each agreement represents a separate commitment from the financial institution as to the aggregate amount of RIO’s that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposits a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of RIO’s purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceed certain thresholds over specified periods of time, the Company must reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses are less than specified thresholds over certain periods of time, the financial institution releases the Hold Back Reserve to the Company, and is required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company periodically reviews the credit loss experience underlying these agreements with the financial institution. The Company has estimated that at March 31, 2003, the maximum liability for credit losses under these agreements is $300,000. However, based on current estimates of expected losses, the Company has established an accrual for credit losses of approximately $104,000 at March 31, 2003.

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

Additionally, since the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s, and because of the expected adverse impact on FCC’s short-term earnings and cash flows, the Company may be required to seek additional financing to fund FCC’s operations. The Company is currently reviewing alternatives for the additional financing, including the Company’s available borrowing capacity under its existing revolving credit facility with a financial institution. Although the Company has no agreements or commitments for additional financing, management believes that the Company will be able to secure the financing, if needed, through the issuance of equity securities or debt obligations. However, there can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. The failure of the Company to secure additional financing, if needed, could impair FCC’s ability to fully utilize the available funds under the Credit Facility, as well as restrict FCC’s ability to purchase RIO’s, which would have an adverse impact on FCC’s results of operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, and SFAS No. 146, Accounting for Costs Associated with Exit on Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted these statements effective January 1, 2003. There was no effect on the financial statements related to this adoption.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4. Controls and Procedures

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

ITEM 2. Changes In Securities and Use of Proceeds

There were no changes in securities during the three-month period ended March 31, 2003.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2003.

ITEM 6. Exhibits and Reports on Form 8K

(a)	Exhibits. The following exhibits are filed with this Report:

Exhibit Number	Description of Exhibit
99.1	Certification Pursuant to Title 18, United States Code, Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On February 5, 2003, the Company filed a report on Form 8-K/A reporting the acquisition of Deck America, Inc. and providing financial statements and exhibits related thereto.

On February 26, 2003, the Company filed a report on Form 8-K reporting that on February 11, 2003 the Company’s consumer finance unit, FCC, entered into a $75 million credit facility agreement with Autobahn as the lender, and DZ Bank as the Agent. The terms of the Credit Facility are more particularly described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation in this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 14, 2003 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

Certifications

I, Murray H. Gross, certify that:

1.	I have reviewed this quarterly report of Form 10-Q of U.S. Home Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

I, Robert A. DeFronzo, certify that:

1.	I have reviewed this quarterly report of Form 10-Q of U.S. Home Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Secretary, Treasurer and Chief Financial Officer