Form 10-Q
period 2003-06-30
US HOME SYSTEMS INC /TX
filed 2003-08-12
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 6,507,705 shares as of August 4, 2003.

U.S. Home Systems, Inc.

Consolidated Balance Sheets

ITEM 1.    FINANCIAL STATEMENTS

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $-0- and $33,191 at June 30, 2003 and December 31, 2002, respectively	$4,696,809	$3,672,571
Finance receivables held for sale	—	2,884,967
Accounts receivable, net	2,278,345	1,373,498
Notes receivable	69,926	—
Commission advances	527,255	395,332
Inventory	2,473,395	1,898,695
Prepaid expenses	775,527	956,560
Deferred income taxes	137,998	137,998

Total current assets	10,959,255	11,319,621
Finance receivables held for investment, net (Note 2)	30,434,483	54,683
Property, plant, and equipment, net	6,101,712	6,242,839
Goodwill	7,357,284	7,357,284
Credit facility origination costs, net of amortization	743,436	—
Other assets	225,701	435,725

Total assets	$55,821,871	$25,410,152

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,899,034	$2,299,280
Customer deposits	3,214,058	2,080,264
Accrued wages, commissions, and bonuses	1,033,653	1,119,886
Federal, state, and local taxes payable	592,449	363,765
FSB Note payable	3,250,000	—
Current portion of long-term debt	746,101	2,974,742
Current portion of long-term capital lease obligations	168,519	155,791
Other accrued liabilities	374,641	576,949

Total current liabilities	12,278,437	9,570,677
Deferred income taxes	352,383	352,383
Deferred revenue	75,000	—
Long-term debt, net of current portion	29,652,055	2,265,383
Long-term capital lease obligations, net of current portion	559,335	627,858
Mandatory redeemable preferred stock—$0.01 par value, 8,000 and 16,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, liquidation value $10 per share	80,000	160,000
Stockholders’ equity:
Preferred stock—$0.01 par value, 100,000 shares authorized, 8,000 and 16,000 mandatory redeemable preferred shares outstanding at June 30, 2003 and December 31, 2002	—	—
Preferred stock—$0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock—$0.001 par value, 30,000,000 shares authorized, 6,507,705 and 6,453,371 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	6,508	6,454
Additional capital	9,586,004	9,300,255
Note receivable for stock issued	(274,950)	—
Retained earnings	3,507,080	3,127,142

Total stockholders’ equity	12,824,642	12,433,851

Total liabilities and stockholders’ equity	$55,821,871	$25,410,152

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Three-months ended June 30,
	2003	2002
Contract revenues	$19,775,559	$12,071,580
Revenue from loan portfolio sales	266,638	806,219
Interest income	538,512	138,609
Other revenues	121,322	102,723

Total revenues	20,702,030	13,119,131
Cost of goods sold	8,836,499	5,369,143

Gross profit	11,865,531	7,749,988
Operating expenses:
Branch operating	592,784	460,857
Sales and marketing	6,425,466	4,402,372
License fees	270,262	222,355
General and administrative	2,788,871	1,659,294

Income from operations	1,788,148	1,005,111
Interest expense	247,737	45,683
Other income	47,315	17,735

Income before income taxes	1,587,726	977,162
Income taxes	624,308	381,868

Net income	$963,418	$595,294

Net income per common share—basic	$0.15	$0.10

Net income per common share—diluted	$0.14	$0.10

Weighted average shares—basic	6,469,997	5,916,130

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Six-months ended June 30,
	2003	2002
Contract revenues	$33,986,239	$21,076,920
Revenue from loan portfolio sales	426,429	1,519,602
Interest income	755,154	251,746
Other revenues	240,597	226,940

Total revenues	35,408,418	23,075,208
Cost of goods sold	15,684,802	9,426,744

Gross profit	19,723,616	13,648,464
Operating expenses:
Branch operating	1,200,022	859,342
Sales and marketing	11,960,884	8,265,583
License fees	450,943	409,292
General and administrative	5,195,003	3,095,823

Income from operations	916,764	1,018,424
Interest expense	362,694	89,233
Other income	87,891	32,312

Income before income taxes	641,961	961,503
Income taxes	254,023	375,918

Net income	$387,938	$585,585

Net income per common share—basic and diluted	$0.06	$0.10

Weighted average shares—basic	6,486,441	5,907,023

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Capital	Note Receivable For Stock Issued	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	6,453,371	$6,454	$9,300,255	$—	$3,127,142	$12,433,851
Accrued dividends—mandatory redeemable preferred stock	—	—	—	—	(4,000)	(4,000)
Net loss	—	—	—	—	(575,480)	(575,480)

Balance at March 31, 2003	6,453,371	$6,454	$9,300,255	—	$2,547,662	$11,854,371
Accrued dividends—mandatory redeemable preferred stock	—	—	—	—	(4,000)	(4,000)
Issuance of Common Stock	54,334	54	285,749	—	—	285,803
Note receivable on stock issuance	—	—	—	(274,950)	—	(274,950)
Net income		—	—	—	963,418	963,418

Balance at June 30, 2003	6,507,705	$6,508	$9,586,004	$(274,950)	$3,507,080	$12,824,642

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six-months ended June 30,
	2003	2002
Operating Activities
Net income	$387,938	$585,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	676,490	272,432
Provision for loan losses and bad debts	73,541	—
Changes in operating assets and liabilities net of effects of acquired business:
Finance receivables:
Sales of, and receipts on, loan portfolios held for sale	7,613,291	13,935,665
Purchases of finance receivables held for sale	(5,967,991)	(14,406,344)
Accounts receivable	(915,183)	(626,950)
Inventory	(574,700)	(313,109)
Commission advances and prepaid expenses	50,869	(172,484)
Accounts payable and customer deposits	1,858,002	1,095,036
Other assets and liabilities	14,431	438,789

Net cash provided by operating activities	3,216,688	808,620

Investing Activity
Purchases of property, plant, and equipment	(300,163)	(181,384)
Purchase of Reface, Inc.	—	(116,739)
Purchase of finance receivables	(33,309,727)	—
Principal payments on finance receivables	4,107,718	—
Other	(69,926)	35,090

Cash used in investing activity	(29,572,098)	(263,033)

Financing Activities
Proceeds from revolving line of credit	46,311,372	12,617,025
Principal payments on revolving line of credit, long-term debt, and capital leases	(18,060,146)	(12,990,150)
Credit Facility origination costs	(794,431)	—
Dividends on mandatory redeemable preferred stock	(8,000)	(16,000)
Redemption of redeemable preferred stock	(80,000)	(80,000)
Proceeds from issuance of common stock	10,853	—

Net cash provided by (used in) financing activities	27,379,648	(496,125)

Net increase in cash and cash equivalents	1,024,238	76,462
Cash and cash equivalents at beginning of period	3,672,571	4,944,050

Cash and cash equivalents at end of period	$4,696,809	$5,020,512

Supplemental Disclosure of Cash Flow Information
Interest paid	$362,694	$92,847

Cash payments of income taxes	$6,200	$34,300

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash capital expenditures	$101,012	$—

Non-cash transfer of Finance Receivables Held for Sale to Finance Receivables Held for Investment	$1,239,667	$—

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2003

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

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of June 30, 2003 and for the three-month and six-month periods ending June 30, 2003 and 2002 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form-10K for the year ended December 31, 2002.

2. Summary of Significant Accounting Policies

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s annual report on Form 10-K includes a discussion of those policies that management believes is critical and requires the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them.

Finance Receivables Held For Sale

Finance receivables held for sale consist of consumer retail installment obligations (“RIO’s”) purchased from select remodeling contractors with an anticipated average term of 100 months. The RIO’s are generally secured by the consumers’ residential real estate. RIO’s held for sale are typically held less than three months before portfolios of RIO’s are accumulated and sold. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors. At June 30, 2003, the Company had no RIO’s held for sale.

Finance Receivables Held For Investment

Finance receivables held for investment consist of RIO’s purchased from select remodeling contractors with an anticipated average term of 100 months. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At June 30, 2003, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5%, and the weighted average interest rate is 14.6%. Net unamortized premium (discount) was $490,870 and ($64,289) at June 30, 2003 and December 31, 2002, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

2. Summary of Significant Accounting Policies (continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO’s. The accrual of interest on RIO’s is discontinued when it is considered impaired, generally when the loan is 90 days or more past due. A loan is placed back on the accrual status when both interest and principal are current. There were no loans considered impaired or on non-accrual as of June 30, 2003 and December 31, 2002.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIO’s in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered or recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on Finance Receivables Held for Investment at June 30, 2003 and December 31, 2002 was $67,777 and $7,285, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts. Allowance for bad debt was $108,504 and $63,059 at June 30, 2003 and December 31, 2002, respectively.

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

During the period in which the Company is holding or accumulating portfolios of RIO’s, the Company earns finance charges on the outstanding balance of the RIO. Finance charges earned on RIO’s is recognized on the interest method and includes appropriate amortization of premium or discount.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

2. Summary of Significant Accounting Policies (continued)

Fees earned for collection and servicing of certain portfolios of RIO’s sold are included in Other Revenues.

Marketing

The Company’s marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, canvassing and telemarketing. The Company expenses all marketing costs as incurred. Marketing expenses were approximately $3,596,000 and $2,365,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and $6,818,000 and $4,515,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (APB No. 25). Under APB No. 25, if the exercise price of an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The pro forma impact of applying SFAS 123 in the three months ended June 30, 2003 and 2002 will not necessarily be representative of the pro forma impact in future periods.

	Three-months ended June 30,		Six-months ended June 30,
	2003	2002	2003	2002
Pro forma:
Net income as reported	$963,418	$595,294	$387,938	$585,585
Pro forma stock compensation, net of income taxes	61,090	30,545	101,335	61,025
Pro forma net income	902,328	564,749	286,603	524,560
Preferred dividends	4,000	8,000	8,000	16,000
Pro forma income applicable to common stockholders	$898,328	$556,749	$278,603	$508,560
Net income per common share—as reported:
Basic	$0.15	$0.10	$0.06	$0.10
Diluted	$0.14	$0.10	$0.06	$0.10
Net income per common share—pro forma:
Basic	$0.14	$0.09	$0.04	$0.09
Diluted	$0.13	$0.09	$0.04	$0.08

In the six-month period ended June 30, 2003, the Company issued options to certain employees to purchase 163,710 shares of the Company’s common stock.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

2. Summary of Significant Accounting Policies (continued)

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period beginning after June 15, 2003. The Company is still determining the impact, if any, that FIN No. 46 will have on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 on July 1, 2003 will have a significant impact on its financial statements.

3. Information About Segments

The Company is engaged in two lines of business, the specialty product home improvement business and the consumer financing business. Accordingly, the Company’s reportable segments have been determined based on the nature of products offered to consumers.

The Company’s home improvement segment is engaged, through direct consumer marketing, in the design, sales, manufacturing, and installation of custom quality specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, wood decks and deck enclosures, and replacement windows. The Company manufactures its own cabinet refacing, custom countertops, bathroom cabinetry products and wood decks and deck enclosures.

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

The Company also has an agreement with Renewal by Andersen (RbA), a wholly-owned subsidiary of the Andersen Corporation. The Andersen agreement provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater Los Angeles area, including the counties of Los Angeles, Orange, Riverside, San Bernardino, Santa Barbara and Ventura. In February 2002, the Company began operating in the southern California market under its agreement with RbA.

The Company markets its deck and deck enclosure products in the Washington, D.C. metropolitan area, including Baltimore, Maryland, and northern Virginia. On October 17, 2002, USA Deck entered into an agreement with the Home Depot® to sell, furnish and install pre-engineered Designer Deck® systems to Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia. Under the agreement, USA Deck provides several pre-designed deck models under the Home Depot “At Home Services” brand to approximately 75 Home Depot stores.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

3. Information About Segments (Continued)

The Company’s consumer finance business, which is conducted through it wholly owned subsidiary First Consumer Credit, Inc. (“FCC”), purchases consumer retail installment obligations contracts (“RIO’s”) from select remodeling contractors, including RIO’s generated by the Company’s home improvement operations. During the six-month period ended June 30, 2003 and June 30, 2002, FCC purchased approximately $5,098,000 and $2,812,000 of RIO’s from the Company’s home improvement operations, respectively.

Until February 2003, when FCC entered into the Credit Facility (see Note 6 – Credit Facilities), FCC sold portfolios of RIO’s to financial institutions and insurance companies under negotiated purchase commitments. In most cases, the Company retained the collection and servicing of these accounts on behalf of the purchaser. The acquisition, sale and servicing of the RIO’s generated both a one-time fee income and recurring income. Subsequent to entering into the Credit Facility, FCC changed its business model from selling, to financing portfolios of RIO’s. The ability to purchase and finance RIO’s provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned.

On June 5, 2003, FCC purchased a $22,940,000 portfolio of RIO’s from Bank One, N.A. (“Bank One’) for a purchase price of $24,168,000, including accrued interest of $218,000 and premium of $1,010,000. The portfolio purchase was executed as a result of the Company’s change in its business model. The RIO’s purchased had been previously sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. Pursuant to the terms of the purchase agreement, FCC and Bank One agreed to terminate the loan purchase and servicing agreements between the parties.

Also on June 5, 2003, FCC sold approximately $5,000,000 of the RIO’s purchased from Bank One to a third party for the purpose of paying down its Credit Facility and for additional working capital. The sale resulted in a gain of approximately $181,000.

The Company maintains discrete financial information of each segment in accordance with generally accepted accounting principles. The following presents certain financial information of the Company’s segments for the three-month and six-month periods ended June 30, 2003 and 2002, respectively:

	Three-months ended June 30,		Six-months ended June 30,
(In Thousands)	2003	2002	2003	2002
Revenues:
Home Improvement	$19,776	$12,080	$33,986	$21,116
Consumer Finance	926	1,039	1,422	1,959

Consolidated Total	$20,702	$13,119	$35,408	$23,075

Net Income (Loss)
Home Improvement	$971	$360	$508	$180
Consumer Finance	(8)	235	(120)	406

Consolidated Total	$963	$595	$388	$586

Assets:
Home Improvement	$21,578	$11,427	$21,578	$11,427
Consumer Finance	36,571	7,566	36,571	7,566
Eliminate intercompany loans	(2,327)	(1,167)	(2,327)	(1,167)

Consolidated Total	$55,822	$17,826	$55,822	$17,826

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

4. Acquisitions

The Company’s acquisitions have been accounted for as purchases in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. Operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

On May 31, 2002, the Company completed an acquisition of certain assets of Reface, Inc., a Virginia based home improvement company specializing in kitchen and bathroom remodeling.

On November 30, 2002, the Company acquired all of the outstanding capital stock of Deck America, Inc., (“DAI”) a privately-held Woodbridge, Virginia based home improvement specialist providing patented solutions for the fabrication, sale and installation of decks and deck enclosures.

The following unaudited pro forma condensed combined statements of operations for the three months and six months ended June 30, 2002 gives effect to the acquisition of Deck America as if it occurred January 1, 2002.

(In thousands except per share amounts)	Three-months ended June 30, 2002	Six-months ended June 30, 2002
Revenues	$17,346	$30,678
Net income	$914	$806
Net income per common share—basic and diluted	$0.14	$0.12

5. Inventory

Inventory consisted of the following:

	June 30, 2003	December 31, 2002
Raw materials	$1,604,076	$1,303,295
Work-in-progress	869,319	595,400

	$2,473,395	$1,898,695

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30	December 31
	2003	2002
Revolving lines of credit	$27,387,300	$2,720,662
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,078,241	2,125,000
FSB Note Payable	3,250,000	—
Secured notes payable	927,622	232,500
Other	4,994	161,963

	33,648,157	5,240,125
Less current portion of long term debt	746,101	2,974,742
Less FSB Note	3,250,000	—

	$29,652,056	$2,265,383

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

6. Credit Facilities (continued)

On February 11, 2003, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main (“DZ Bank”) as the Agent. FCC Acceptance Corporation (“FCCA”), a wholly owned subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC. The $75 million Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIO’s, and is secured by the RIO’s purchased under the Credit Facility. FCC is the servicer under the Credit Facility. Pursuant to the terms of the Credit Facility, the Company was required to pay the Agent’s fees and expenses, including a structuring fee in the amount of $375,000, to complete the transaction. Including these fees, transaction costs were approximately $790,000 and are being amortized to interest expense over the term of the agreement.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s. In the event that an RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIO’s. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%, and (ii) if the Excess Spread, as that term is defined in the Credit Facility, is less than a specified level, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

The Company had outstanding borrowings of $22,668,000 under the Credit Facility at June 30, 2003. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2003.

On April 30, 2003, FCC entered into an agreement with Bank One to purchase, subject to certain conditions, a portfolio of RIO’s from Bank One which had been previously sold to Bank One by FCC. On June 5, 2003, FCC completed the acquisition of approximately $22,940,000 of RIO’s from Bank One. The purchase price including accrued interest was $24,168,000. On July 17, 2003, FCC purchased an additional $658,000 portfolio of RIO’s from Bank One for a net purchase price of $545,000.

The RIO portfolio purchases from Bank One were financed through a combination of a loan from First Savings Bank (“FSB”) and the utilization of FCC’s Credit Facility. The maximum advance under the Credit Facility is 90% of the outstanding balance of the RIO’s. To facilitate FCC’s required participation in the transaction, FCC on May 23, 2003 executed a $4 million promissory note with FSB (“FSB Note”). Interest on the FSB Note is at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. Subsequent to the initial RIO portfolio purchase, FCC sold approximately $5.0 million of RIO’s. Proceeds from the sale were utilized to pay down the FSB Note and the Credit Facility. At June 30, 2003, the Company had $3,250,000 outstanding under the FSB Note.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

6. Credit Facilities (continued)

The FSB Note is secured by, among other collateral, (i) a deed of trust covering real estate and improvements located in Transylvania County, North Carolina owned by Chickadee Partners, L.P., (ii) certain securities held in a brokerage account in the name of Chrystine B. Roberts and Mark A. Roberts Joint Tenants; (iii) certain securities held in a brokerage account in the name of Donald A. Buchholz; and (iv) certain securities held in a brokerage account in the name of Angela Buchholz Children’s Trust. The FSB Note is further secured with the unconditional guaranties of the Company, Chickadee Partners, L.P. and Bosque-Chickadee Management Company LLC, the general partner of Chickadee Partners, L.P. (collectively, the “Chickadee Partners”).

Donald A. Buchholz is a director of the Company and is Chairman of the Board of SWS Group, Inc., a publicly-owned holding company. SWS Group and its affiliates, which include FSB, own 365,723 shares of the Company’s common stock. Mr. Buchholz is also a director of FSB. The Chickadee Partners include the Angela Buchholz Children’s Trust, of which Angela Buchholz is the trustee, and Chrystine B. Roberts. Angela Buchholz is Donald A. Buchholz’s daughter-in-law and Chrystine B. Roberts is his daughter. Except for their relationship to Mr. Buchholz, none of the Chickadee Partners are affiliated with the Company. Chickadee Partners will receive from FCC as compensation for their guarantees and collateral for the FSB Note a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB Note until the FSB Note is paid (the “Collateral Fee”). The Collateral Fee will fluctuate inversely to changes in the prime rate such that an increase in the prime rate will cause the Collateral Fee to be decreased by the prime rate increase and conversely, a decrease in the prime rate will cause the Collateral Fee to increase by the prime rate change.

On May 30, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement includes a $5.0 million revolving line of credit (the “Revolving Line”), a $2.0 million line of credit (The “Borrowing Base Line”), and a term loan in the amount of $775,000 (the “Term Loan”). Concurrent with the execution of the Loan Agreement, the Company terminated and retired all prior credit agreements between the parties and all outstanding balances from the prior agreements were refinanced under the Loan Agreement.

The Revolving Line allows borrowings up to $5 million for the purchase of RIO’s from remodeling contractors. Subject to the $5.0 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIO’s. The Company is required to pay down the line of credit upon the sale of RIO’s, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6%. The Revolving Line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At June 30, 2003, the Company had outstanding borrowings of $4,309,000 under the Revolving Line, as compared to $2,721,000 outstanding at December 31, 2002 under its prior revolving line of credit.

FCC utilizes the Revolving Line to make purchases of RIO’s. Prior to entering into the Credit Facility with DZ Bank, FCC typically held RIO’s for less than three months before selling portfolios of RIO’s to unrelated financial institutions or insurance companies; therefore any outstanding balance under the revolving line of credit was classified as a current liability. Subsequent to entering into the Credit Facility, FCC holds RIO’s for 30 days and then transfers the RIO’s to its subsidiary FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line. The Company has, therefore, classified its outstanding obligation under the Revolving Line as a long-term obligation.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

6. Credit Facilities (continued)

The Borrowing Base Line allows borrowings up to $2.0 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At June 30, 2003 the Company had outstanding borrowings of $410,000 under the Borrowing Base Line and, based upon the terms of the agreement, had a borrowing capacity of $1,590,000. The Borrowing Base Line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6%. The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At June 30, 2003, the outstanding balance of the Term Loan was $758,854.

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

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and interest coverage, and (iii) limit the payment of cash dividends on common stock.

7. Commitments and Contingencies

Off Balance Sheet Credit Risk

On June 5, 2003, the Company’s consumer finance business, FCC, purchased a portfolio of RIO’s from Bank One. The RIO’s purchased by FCC had been previously sold to Bank One by FCC under several loan purchase and servicing agreements (collectively, the “Servicing Agreements”). Pursuant to the terms of the FCC purchase agreement, the parties agreed to terminate all prior Servicing Agreements and no further obligations exist between the parties.

Each Servicing Agreement represented a separate commitment from the financial institution as to the aggregate amount of RIO’s that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. If credit losses exceeded certain thresholds, the Company was required to reimburse the financial institution for the excess credit losses up to a specified maximum and conversely, if credit losses were less than specified thresholds, the financial institution was required to reimburse the Company for credit losses, up to a specified maximum.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

7. Commitments and Contingencies (continued)

Employment Agreements

The Company has employment agreements with certain of its officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

8. Capital Stock

On May 5, 2003, the Company entered into a Stock Purchase Agreement with Bibicoff & Associates, Inc. (“Bibicoff”). Pursuant to the Stock Purchase Agreement, Bibicoff purchased in a private transaction 50,000 restricted shares of the Company’s common stock (the “Shares”) for $275,000 or $5.50 per share. The purchase price was paid by delivering to the Company $50.00 in cash and a Promissory Note payable to the Company in the principal amount of $274,950. Interest under the Promissory Note is payable quarterly at the one-year London Interbank Offered Rate (LIBOR). The Promissory Note is due and payable on May 1, 2005 or 60 calendar days after the effective date of a registration statement which includes the Shares, whichever date shall first occur. The Note is secured with the Shares. Additionally, Harvey Bibicoff, the President of Bibicoff, has personally guaranteed the payment of the Note.

The Stock Purchase Agreement further provides for the right of the Company to repurchase the Shares for $5.55 per share or an aggregate of $277,500 at any time and for any reason until January 31, 2004 when the option will expire. As consideration for the grant of the option by Bibicoff to the Company, the Company paid to Bibicoff $0.20 per share or an aggregate of $10,000 for the option. The Stock Purchase Agreement contains warranties and representations by Bibicoff and the Company consistent with a private securities transaction. There were no brokers or underwriters involved in this transaction and no commissions or finder’s fees were paid. The Company relied on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

During the three-month period ended June 30, 2003, the Company issued 4,334 shares of common stock upon the exercise of stock options. The 4,334 shares were included in a Registration Statement on Form S-8 as filed with the Commission on July 19, 2002.

9. Other Income

In March 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to Home Depot customers pursuant to a separate agreement between Universal and Home Depot. The licensing agreement requires Universal to pay USA Deck an initial licensing fee and ongoing royalties based upon Universal’s sales from these products. In the three-month and six-month periods ended June 30, 2003, other income includes $37,500 and $75,000, respectively, of licensing fees from the licensing agreement.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

10. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three-months ended June 30,		Six-months ended June 30,
	2003	2002	2003	2002
Earnings applicable to common stockholders:
Net income	$963,418	$595,294	$387,938	$585,585
Accrued dividends—mandatory redeemable preferred stock	(4,000)	(8,000)	(4,000)	(16,000)

Income applicable to common stockholders	$959,418	$587,294	$383,938	$569,585

Weighted average shares outstanding—basic	6,469,997	5,916,130	6,486,441	5,907,023
Effect of dilutive securities	277,281	115,122	240,563	123,067

Weighted average shares outstanding—diluted	6,747,278	6,031,252	6,727,004	6,030,090

Earnings per share—basic	$0.15	$0.10	$0.06	$0.10

Earnings per share—diluted	$0.14	$0.10	$0.06	$0.10

Outstanding stock options to purchase 36,029 and 44,020 shares of the Company’s common stock for the three-month and six-month period ended June 30, 2003, respectively, were not included in the calculation of earnings per share because their inclusion would have been anti-dilutive.

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

The following should be read in conjunction with the Company’s unaudited financial statements for the three-month period ending June 30, 2003 included herein, and the Company’s audited financial statements for year ended December 31, 2002, and the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investments are carried at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. The accrual of interest on RIO’s is discontinued when it is considered impaired, generally when the loan is 90 days or more past due. A loan is placed back on accrual status when both interest and principal are current. There were no loans considered impaired or on non-accrual as of June 30, 2003 and December 31, 2002.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIO’s in light of historical experience and adverse situations that may affect the obligors’ ability to repay. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered or recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. If the Company’s loss experience were to deteriorate, additional reserves may be required.

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

Results of Operations

Comparison of three-month period ended June 30, 2003 to the three-month period ended June 30, 2002

To assist in understanding the Company’s consolidated operating results, the following table indicates various income and expense items by segment included in the Statement of Operations for the three-month period ended June 30, 2003 and 2002, respectively.

	Three months ended June 30,
	2003			2002
(In thousands)	Home Improvement	Finance	Consolidated	Home Improvement	Finance	Consolidated
Consolidated:
Revenues	$19,776	$926	$20,702	$12,080	$1,039	$13,119
Cost of goods sold	8,836	—	8,836	5,369	—	5,369

Gross profit	10,940	926	11,866	6,711	1,039	7,750
Operating expenses:
Branch operating	593	—	593	461	—	461
Sales and marketing	6,426	—	6,426	4,403	—	4,403
License fees	270	—	270	222	—	222
General and administrative	2,056	733	2,789	1,036	623	1,659

Operating income (loss)	1,595	193	1,788	589	416	1,005
Interest expense	42	206	248	16	30	46
Other income	48	—	48	18	—	18

Income before income taxes	1,601	(13)	1,588	591	386	977
Income tax	630	(5)	625	231	151	382

Net income	971	(8)	963	360	235	595

SUMMARY:

Consolidated revenues increased 57.8% to $20,702,000 in the three-month period ended June 30, 2003 as compared to $13,119,000 in the three-month period ended June 30, 2002. The increase in revenues principally reflected the addition of the Company’s deck business which was acquired in November 2002, and continued strength in the generation of new sales orders during the period.

Consolidated net income increased 61.8% from $595,000 in the three-month period ending June 30, 2002 to $963,000 in the current year period. Net income in the consumer finance business was adversely affected in the current period as a result of a change in its business model which occurred in February 2003. For the three-months ended June 30, 2003, the consumer finance segment incurred a net loss of $8,000 as compared to net income of $235,000 in the three months ended June 30, 2002. Management believes that the consumer finance business will return to profitability in the third quarter 2003. Net income in the home improvement segment was $971,000 for the three-month period ended June 30, 2003 as compared to $360,000 in the prior year period. The increase in net income is principally a result of higher revenues in the period.

Home Improvement Segment

The Company recognizes revenue upon completion of each home improvement sales order. In the Company’s normal operating cycle, sales orders are completed within 55 – 60 days from the date an order is received. The operating cycle is slightly longer in the Company’s replacement window product line.

Home improvement revenues increased $7,696,000, or 63.7%, from $12,080,000 in the three-month period ended June 30, 2002 to $19,776,000 in the three-month period ended June 30, 2003. The increase in revenues reflects $5,230,000 from the Company’s deck business which was acquired on November 30, 2002, and an increase of $2,466,000, or 20.4%, in the Company’s remaining home improvement operations, including its Renewal by Andersen operations in southern California. The increase in revenues principally resulted from higher backlog of sales orders at the beginning of the period and continued strength in the generation of new sales orders during the period. Home improvement segment new sales orders in the three-month period ended June 30, 2003 were $22,385,000, an increase of 82.6% from $12,256,000 in the three-month period ended June 30, 2002.

In October 2002, USA Deck entered into an agreement with the Home Depot to sell, furnish and install Designer Deck systems to Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland, and Richmond and Norfolk, Virginia. Under the agreement, USA Deck provides several pre-designed deck models under the Home Depot “At Home Services” brand to approximately 75 Home Depot stores. On August 6, 2003, the Company announced that USA Deck and Home

Depot entered into a new three-year agreement which added an additional 141 Home Depot stores in the metropolitan areas of Philadelphia and Boston, northeastern Pennsylvania, and the states of New Jersey and Connecticut.

Backlog of uncompleted sales orders was $14,396,000 at June 30, 2003 as compared to $6,652,000 at June 30, 2002 and $8,124,000 at December 31, 2002.

Gross profit for the home improvement segment was $10,940,000, or 55.3% of segment revenues for the three months ended June 30, 2003 as compared to $6,711,000, or 55.6% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is due to the addition of deck products to the product mix.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $593,000, or 3.0% of segment revenues, as compared to $461,000, or 3.8% of segment revenues for the three months ended June 30, 2003 and 2002, respectively. The increase in branch operating expenses in dollar terms principally reflects the Company’s increased operations from acquisitions, entry into new markets and RbA.

The Company’s home improvement operations are characterized by the need to continuously generate prospective customer leads, and in this respect, marketing and selling expenses constitute a substantial portion of the overall operating expense. Principal marketing activities related to home improvement operations are conducted through a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, canvassing, home shows and telemarketing. During the past 15 months the Company has successfully transformed its marketing activities to increased utilization of media sources other than telemarketing. The planned reduction in the Company’s utilization of telemarketing was largely the result of increased legislation relating to telemarketing. While the media sources utilized by the Company are generally more costly than telemarketing to acquire a customer, management believes that the cost of acquisition is more than offset by improved sales efficiencies from these sources. In the three-month period ended June 30, 2003, approximately 8% of new sales orders were originated from telemarketing, as compared to 19% of new sales orders in the prior year period.

Marketing expenses for home improvement operations were approximately $3,596,000, or 18.2% of segment revenues in the three months ended June 30, 2003, as compared to $2,365,000, or 19.6% of revenues for the prior year period. The increase in marketing expenditures principally reflects the addition of the Company’s deck business and planned increased advertising in other Company’s operations. The reduction of marketing expense as a percentage of segment revenues principally reflects improved operating performance and the addition of the deck business, which generally has a lower marketing cost to revenue ratio than the Company’s other home improvement operations.

In the Company’s normal operating cycle, marketing costs can precede the completion of sales orders by up to three months. In this respect, revenues are recognized upon completion of each sales order while marketing expenses are expensed as incurred. However, marketing expenditures are generally concurrent with the securing of new sales orders, and therefore management believes that a better measurement of the Company’s effective marketing cost relates to its new orders generated. In this respect, marketing expenses were 16.1% of new sales orders in the three months ended June 30, 2003 as compared to 19.3% in the prior year period. The decrease in marketing expenses as a percentage of new sales orders is principally due to the addition of the deck business and improved sales efficiencies on leads generated from media sources.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $2,830,000, or 14.3% of segment revenues for the three months ended June 30, 2003, as compared to $2,038,000, or 16.9% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of the sales commissions on higher revenues, and growth in the Company’s operations, including recent acquisitions.

License fees were $270,000, or 1.4% of home improvement segment revenues for the three months ended June 30, 2003, as compared to $222,000, or 1.8% of segment revenues in the prior year. The decrease in license fees as a percentage of segment revenues is due to the lower mix of segment revenues sold under the Century 21-license agreement.

General and administrative expenses were approximately $2,056,000, or 10.4% of segment revenues for the three months ended June 30, 2003, as compared to $1,036,000, or 8.6% of revenues in the prior year period. The increase in general and administrative expenses principally reflects the Company’s deck business which was acquired in November 2002. In addition to new operations, the Company incurred increased costs related to professional fees (legal and public accounting), insurance, benefits, and investor relations expenses.

In March 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to Home Depot customers pursuant to a separate agreement between Universal and Home Depot. The licensing agreement requires Universal to pay USA Deck an initial licensing fee and ongoing royalties based upon Universal’s sales from these products. In the three-month period ended June 30, 2003, other income includes $37,500 of licensing fees from the licensing agreement.

Finance Segment

The Company’s consumer finance business, which is conducted through its wholly owned subsidiary First Consumer Credit, Inc. (“FCC”), purchases consumer retail installment obligations contracts (“RIO’s”) from select remodeling contractors, including RIO’s generated by the Company’s home improvement operations. On February 11, 2003, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main (“DZ Bank”) as the Agent. The Credit Facility provides FCC the ability to purchase and finance retail installment obligations (“RIO’s”) from remodeling contractors, and earn continuing finance charges over the life of the RIO’s. FCCA, a wholly-owned, single-purpose subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC.

The Credit Facility is a five-year program funded out of DZ Bank’s conduit, Autobahn, pursuant to which Autobahn will fund loans made to FCCA through the issuance of commercial paper. The Credit Facility is restricted to the purchase and financing of RIO’s.

Prior to entering into the Credit Facility, FCC typically held RIO’s for less than three months before selling portfolios of RIO’s to banks and insurance companies under negotiated purchase commitments. FCC earned a one-time premium upon each sale. In most cases, FCC retained the collection and servicing of these accounts on behalf of the purchaser.

Subsequent to entering into the Credit Facility, FCC changed its business model from selling, to financing portfolios of RIO’s. The ability to purchase and finance RIO’s provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned. However, this change in FCC’s business model adversely effects FCC’s profitability in the short-term due to FCC’s forgoing the initial one-time origination fee it earned upon selling a portfolio, but earning finance charges over the life of the portfolio, typically a three to five year period. Therefore, until FCC has accumulated a sufficient amount of financed RIO’s, and finance charges earned on the RIO portfolio reaches a sufficient level, FCC’s earnings will be adversely affected. As expected, during the three-month period ended June 30, 2003, FCC’s portfolio had not yet increased to a level necessary to generate sufficient revenues and consequently FCC incurred a net loss of $8,000 as compared to net income of $235,000 in the prior year period.

On June 5, 2003, FCC purchased a $22,940,000 portfolio of RIO’s from Bank One, N.A. (“Bank One”) for a purchase price of $24,168,000, including accrued interest of $218,000 and premium of $1,101,000. The portfolio purchase was executed as a result of the Company’s change in its business model. The RIO’s purchased had been previously sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. Pursuant to the terms of the purchase agreement, FCC and Bank One agreed to terminate the loan purchase and servicing agreements between the parties.

Also on June 5, 2003, FCC sold approximately $5,000,000 of the RIO’s purchased from Bank One to a third party for the purpose of paying down its Credit Facility and for additional working capital. The sale resulted in a gain of approximately $181,000.

As a result of the RIO portfolio purchase from Bank One, management believes that FCC will return to profitability in the third quarter 2003 rather than its prior estimate of the first quarter of 2004. Additionally, management believes that FCC’s long-term profitability will be greater than what could be expected under its prior business model.

Revenues from the consumer finance segment were $926,000 for the three months ended June 30, 2003, including revenues from loan portfolio sales of $267,000. Revenues were $1,039,000 in the prior year period.

All expenses associated with consumer finance segment, including costs of acquiring, servicing, and financing RIO portfolios, are included in general and administrative expenses and consequently gross profit from consumer financing operations is equal to its revenues.

General and administrative expenses were approximately $733,000, or 79.2%, of finance segment revenues for the three months ended June 30, 2003, as compared to $623,000, or 60.0%, of segment revenues in the prior year period. The increase in general and administrative expenses reflects $58,500 for provision for loan losses and increased costs related to professional fees (legal and public accounting), insurance and benefits.

Interest expense was $206,000 for the three-month period ended June 30, 2003 as compared to $30,000 of interest expense in the prior year period. The increase in interest expense from the prior year period is principally due to borrowing under the Credit Facility resulting from the business model change from selling RIO portfolios to holding RIO portfolios.

Comparison of six-month period ended June 30, 2003 to the six-month period ended June 30, 2002

To assist in understanding the Company’s consolidated operating results, the following table indicates various income and expense items by segment included in the Statement of Operations for the six-month period ended June 30, 2003 and 2002, respectively. The table includes a summary of the Company’s financial results by segment.

	Six months ended June 30,
	2003			2002
(In thousands)	Home Improvement	Finance	Consolidated	Home Improvement	Finance	Consolidated
Consolidated:
Revenues	$33,986	$1,422	$35,408	$21,116	$1,959	$23,075
Cost of goods sold	15,684	—	15,684	9,426	—	9,426

Gross profit	18,302	1,422	19,724	11,690	1,959	13,649
Operating expenses:
Branch operating	1,200	—	1,200	859	—	859
Sales and marketing	11,959	2	11,961	8,261	5	8,266
License fees	451	—	451	409	—	409
General and administrative	3,843	1,352	5,196	1,867	1,229	3,096

Operating income (loss)	849	68	917	294	725	1,019
Interest expense	98	265	363	30	59	89
Other income	88	—	88	32	—	32

Income before income taxes	839	(197)	642	296	666	962

Income tax	331	(77)	254	116	260	376

Net income	508	(120)	388	180	406	586

SUMMARY:

Consolidated revenues increased 53.4% to $35,408,000 in the six-month period ended June 30, 2003 from $23,075,000 in the six-month period ended June 30, 2002. Net income in the six-month period ending June 30, 2003 was $388,000 as compared to $586,000 in the prior year period. The decline in the Company’s net income from the prior year period is principally due to a change in the business model in the Company’s consumer finance business. The consumer finance business incurred a net loss of $120,000 in the six-months ended June 30, 2003 as compared to net income of $406,000 in the six-month period ended June 30, 2002. Net income in the home improvement segment increased from $180,000 in the prior year period to $508,000 in the current year period. The increase in net income in the home improvement segment reflects increased revenues and improved operating performance, including the Company’s Renewal by Andersen operations in southern California, as well as the addition of the deck business which was acquired in November of 2002.

Home Improvement Segment

Home improvement revenues increased $12,870,000, or 60.9%, from $21,116,000 in the six-month period ended June 30, 2002 to $33,986,000 in the six-month period ended June 30, 2003. The increase in revenues reflects $8,383,000 from the Company’s deck business and an increase of $4,487,000, or 21.2%, in the Company’s other home improvement operations, including its Renewal by Andersen operations in southern California.

Revenues increased in each of the Company’s product lines reflecting higher backlog of sales orders at the beginning of the period and continued strength in the generation of new sales orders during the period. Home improvement segment new sales orders in the six-month period ended June 30, 2003 were $40,256,000, an increase of 74.3% from $23,093,000 in the six-month period ended June 30, 2002. Backlog of uncompleted sales orders was $14,396,000 at June 30, 2003 as compared to $6,652,000 at June 30, 2002 and $8,124,000 at December 31, 2002.

Gross profit for the home improvement segment was $18,302,000, or 53.9% of segment revenues for the six months ended June 30, 2003 as compared to $11,690,000, or 55.4% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is due to the addition of deck products to the product mix.

Branch operating expense includes costs associated with each of the Company’s local home improvement branch facilities including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,200,000, or 3.5% of segment revenues, as compared to $859,000, or 4.1% of segment revenues for the six months ended June 30, 2003 and 2002, respectively. The increase in branch operating expenses in dollar terms principally reflects the Company’s increased operations from acquisitions, entry into new markets and RbA.

Marketing expenses for home improvement operations were approximately $6,816,000, or 20.1% of segment revenues in the six months ended June 30, 2003, as compared to $4,510,000, or 21.4% of revenues for the prior year period. The increase in marketing expenditures principally reflects the addition of the Company’s deck business and planned increased advertising in the other Company’s operations.

In the Company’s normal operating cycle, marketing costs can precede the completion of sales orders by up to three months. In this respect, revenues are recognized upon completion of each sales order while marketing expenses are expensed as incurred. However, marketing expenditures are generally concurrent with the securing of new sales orders, and therefore management believes that a better measurement of the Company’s effective marketing cost relates to its new orders generated. In this respect, marketing expenses were 16.9% of new sales orders in the six months ended June 30, 2003 as compared to 19.5% in the prior year period. The decrease in marketing expenses as a percentage of new sales orders is principally due to the addition of the deck business and improved sales efficiencies.

During the past 15 months the Company has successfully transformed its marketing activities to increased utilization of media sources other than telemarketing. The planned reduction in the Company’s utilization of telemarketing was largely the result of increased legislation relating to telemarketing marketing. While the media sources utilized by the Company are generally more costly than telemarketing to acquire a customer, management believes that the cost of acquisition is more than offset by improved sales efficiencies from these sources. In the six-month period ended June 30, 2003, approximately 8% of new sales orders were originated through telemarketing marketing as compared to 21% of new sales orders in the prior year period.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $5,143,000, or 15.1% of segment revenues for the six months ended June 30, 2003, as compared to $3,751,000, or 17.8% of revenues in the prior year period. The increase in sales expenses in dollar terms is principally the result of the sales commissions on higher revenues, and growth in the Company’s operations, including recent acquisitions.

License fees were $451,000, or 1.3% of home improvement segment revenues for the six months ended June 30, 2003, as compared to $409,000, or 1.9% of segment revenues in the prior year. The decrease in license fees as a percentage of segment revenues is due to the lower mix of segment revenues sold under the Century 21-license agreement.

General and administrative expenses were approximately $3,843,000, or 11.3% of segment revenues for the six months ended June 30, 2003, as compared to $1,867,000, or 8.8% of revenues in the prior year period. The increase in general and administrative expenses principally reflects the Company’s deck business which was acquired in November 2002. In addition to new operations, the Company incurred increased costs related to professional fees (legal and public accounting), insurance, benefits, and investor relations expenses.

Other income in the six-month period ended June 30, 2003, includes $75,000 of licensing fees in connection with the Company’s intellectual licensing agreement with Universal Forest Products.

Finance Segment

Revenues from the consumer finance segment were $1,422,000 for the six months ended June 30, 2003, including revenues from loan portfolio sales of $426,000. Revenues were $1,959,000 in the prior year period.

During the six-month period ended June 30, 2003, FCC incurred a net loss of $120,000 as compared to net income of $406,000 in the six months ended June 30, 2002. The decline in FCC’s profitability is a result of its business model change in February 2003 when FCC began to finance portfolios of RIO’s as opposed to selling portfolios of RIO’s. However, as a result of a RIO portfolio purchase from Bank One on June 5, 2003, management believes that FCC will return to profitability in the third quarter 2003 rather than its prior estimate of the first quarter of 2004. Additionally, management believes that in the long-term, FCC’s profitability will be greater than what could be expected under its prior business model.

General and administrative expenses were approximately $1,352,000 of finance segment revenues for the six months ended June 30, 2003, as compared to $1,229,000 of segment revenues in the prior year period. The increase in general and administrative expenses reflects $65,000 for provision for loan losses and increased costs related to professional fees (legal and public accounting), insurance and benefits.

Interest expense was $265,000 for the six-month period ended June 30, 2003 as compared to $59,000 of interest expense in the prior year period. The increase in interest expense from the prior year period is principally due to borrowing under the Credit Facility resulting from the business units’ business model change from selling RIO portfolios to holding RIO portfolios.

Liquidity and Capital Resources of the Company

The Company has historically financed its liquidity needs through a variety of sources including proceeds from the sale of common and preferred stock, borrowing under bank credit agreements, and cash flows from operations. At June 30, 2003, the Company had $4,697,000 in cash.

Cash generated from operations was $3,217,000 for the six months ended June 30, 2003 and $809,000 for the six-month period ended June 30, 2002. Net cash utilized in investing and financing activities was $2,192,000 in the six-months ended June 30, 2003 and $759,000 in the prior year six-month period. Funds utilized were principally related to the acquisition of RIO’s and capital expenditures.

On April 30, 2003, FCC entered into an agreement with Bank One to purchase, subject to certain conditions, a portfolio of RIO’s from Bank One which had been previously sold to Bank One by FCC. On June 5, 2003, FCC completed the acquisition of approximately $22,940,000 of RIO’s from Bank One. The purchase price including accrued interest was $24,168,000. On July 17, 2003, FCC purchased an additional $658,000 portfolio of RIO’s from Bank One for a net purchase price of $545,000.

The RIO portfolio purchases were financed through a combination of a loan from First Savings Bank (“FSB”) and the utilization of FCC’s Credit Facility. The maximum advance under the Credit Facility is 90% of the outstanding balance of the RIO’s. To facilitate FCC’s required participation in the transaction, FCC on May 23, 2003 executed a $4 million promissory note with FSB (“FSB Note”). Interest on the FSB Note is at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. Subsequent to the initial RIO portfolio purchase, FCC sold approximately $5.0 million of RIO’s. Proceeds from the sale were utilized to pay down the FSB Note and the Credit Facility. At June 30, 2003, the Company had $3,250,000 outstanding under the FSB Note and $22,668,000 under the Credit Facility. Management believes that FCC will return to profitability in the third quarter of 2003, and that FCC’s long-term profitability will be greater than what could be expected under its prior business model.

On May 30, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement includes a $5.0 million revolving line of credit (the “Revolving Line”), a $2.0 million line of credit (The “Borrowing Base Line”), and a term loan in the amount of $775,000 (the “Term Loan”). Concurrent with the execution of the Loan Agreement, the Company terminated and retired all prior credit agreements between the parties and all outstanding balances from the prior agreements were refinanced under the Loan Agreement.

The Revolving Line allows borrowings up to $5 million for the purchase of RIO’s from remodeling contractors. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIO’s. The Company is required to pay down the line of credit upon the sale of RIO’s, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6%. The Revolving Line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At June 30, 2003, the Company had outstanding borrowings of $4,309,000 under the Revolving Line, as compared to $2,720,662 outstanding at December 31, 2002 under its prior revolving line of credit.

FCC utilizes the Revolving Line to make purchases of RIO’s. Prior to entering into the Credit Facility with DZ Bank in February 2003, FCC typically held RIO’s for less than three months before selling portfolios of RIO’s to unrelated financial institutions or insurance companies; therefore any outstanding balance under the revolving line of credit was classified as a current liability. Subsequent to entering into the Credit Facility, FCC holds RIO’s 30 days and then transfers RIO portfolios to its subsidiary FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line. The Company has, therefore, classified its outstanding obligation under the Revolving Line as a long-term obligation.

The Borrowing Base Line allows borrowings up to $2.0 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At June 30, 2003 the Company had outstanding borrowings of $410,000 under the Borrowing Base Line and, based upon the terms of the agreement, had a borrowing capacity of $1,590,000. The Borrowing Base Line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6%. The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At June 30, 2003, the outstanding balance of the Term Loan was $758,854.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (iii) limit the payment of cash dividends on common stock.

The Company’s deck business, USA Deck, was acquired on November 30, 2002. In October 2002, USA Deck entered into an agreement with the Home Depot to sell, furnish and install Designer Deck systems to Home Depot’s retail customers in certain markets encompassing approximately 75 Home Depot stores. On August 6, 2003, the Company announced that USA Deck and Home Depot entered into a new three-year agreement which added an additional 141 Home Depot stores in the metropolitan areas of Philadelphia and Boston, northeastern Pennsylvania, and the states of New Jersey and Connecticut. To facilitate the expansion, the Company will need to add additional deck fabrication capacity as well as additional infrastructure in certain of these markets. In connection with the expansion, the Company estimates that it will require approximately $3,000,000 in capital expenditures over the next 18 months. The Company intends to meet this capital requirement with financing provided by a financial institution and/or the sale of Company equity or debt securities in a public or private transaction.

The Company is continuing to successfully implement its growth strategy. The elements of this strategy consist of strategic acquisitions, expansion into new geographic markets, increasing our product offering, increasing our sales channels through strategic relationships and expanding our consumer financing business.

Although the Company believes that it will have sufficient cash and borrowing capacity under its credit facilities to meet its anticipated working capital needs for the next twelve months, the Company believes that it will need additional financing to fund its growth strategy, including the expansion of its deck business. Additionally, since the maximum advance under the Credit Facility is 90% of the amount of eligible RIO’s, the Company may be required to seek additional financing to fund FCC’s operations. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing, if needed, could impair the Company’s ability to achieve its growth strategy. There can be no assurance that the Company will have sufficient funds or successfully achieve its plans to a level that will have a positive effect on its results of operations or financial condition. The ability of the Company to execute its growth strategy is contingent upon sufficient capital as well as other factors, including its ability to further increase consumer awareness of its products by advertising, its ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, its ability to recruit, train and retain a qualified sales staff, and other factors, many of which are beyond the control of the Company. Even if the Company’s revenues and earnings grow rapidly, such growth may significantly strain the Company’s management and its operational and technical resources. If the Company is successful in obtaining greater market penetration with its products, the Company will be required to deliver increasing volumes of its products to its customers on a timely basis at a reasonable cost to the Company. No assurance can be given that the Company can meet increased product demand or that the Company will be able to satisfy increased production demands on a timely and cost-effective basis. There can be no assurance that the Company will be able to continue to successfully implement its growth strategy.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period beginning after June 15, 2003. The Company is still determining the impact, if any, that FIN No. 46 will have on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 on July 1, 2003 will have a significant impact on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to financial market risks from changes in short-term interest rates as a large portion of the Company’s debt contains interest rates which vary with interest rate changes in the prime rate or LIBOR. Based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal control over financial reporting, or in other factors that could significantly affect our internal controls, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date we carried out this evaluation.

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

On May 5, 2003, the Company entered into a Stock Purchase Agreement with Bibicoff & Associates, Inc. (“Bibicoff”). Pursuant to the Stock Purchase Agreement, Bibicoff purchased in a private transaction 50,000 restricted shares of the Company’s common stock (the “Shares”) for $275,000 or $5.50 per share. The purchase price was paid by delivering to the Company $50.00 in cash and a Promissory Note payable to the Company in the principal amount of $274,950. Interest under the Promissory Note is payable quarterly at the one-year London Interbank Offered Rate (LIBOR). The Promissory Note is due and payable on May 1, 2005 or 60 calendar days after the effective date of a registration statement which includes the Shares, whichever date shall first occur. The Note is secured with the Shares. Additionally, Harvey Bibicoff, the President of Bibicoff, has personally guaranteed the payment of the Note.

The Stock Purchase Agreement further provides for the right of the Company to repurchase the Shares for $5.55 per share or an aggregate of $277,500 at any time and for any reason until January 31, 2004 when the option will expire. As consideration for the grant of the option by Bibicoff to the Company, the Company paid to Bibicoff $0.20 per share or an aggregate of $10,000 for the option. The Stock Purchase Agreement contains warranties and representations by Bibicoff and the Company consistent with a private securities transaction. There were no brokers or underwriters involved in this transaction and no commissions or finder’s fees were paid. The Company relied on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

During the three-month period ended June 30, 2003, the Company issued 4,334 shares of common stock upon the exercise of stock options. The 4,334 shares were included in a Registration Statement on Form S-8 as filed with the Commission on July 19, 2002.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 12, 2003, the Company held its 2003 Annual Meeting of Shareholders. The shareholders approved the election of six directors. The results of the ballots cast in person or by proxy at the meeting are as follows:

PROPOSAL I:  For the election as director of all nominees listed below:

NOMINEE	FOR	AGAINST	ABSTAIN
Murray H. Gross	6,090,129	75	938
David A. Yoho	6,090,129	75	938
Ronald I. Wagner	6,090,129	75	938
Donald A. Buchholz	6,090,129	75	938
D.S. Berenson	6,090,129	75	938
Larry A. Jobe	6,090,129	75	938

ITEM6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with this Report:

Exhibit Number	Description of Exhibit

10.46	Loan Agreement between U.S. Home Systems, Inc. (“USHS”) and The Frost National Bank (“Frost”) dated May 30, 2003 (certain exhibits and schedules have been omitted).

10.47	First Amendment dated July 11, 2003 to Loan Agreement dated May 30, 2003.

10.48	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003 payable to Frost by USHS.

10.49	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003 payable to Frost by USHS.

10.50	Promissory Note in the principal amount of $775,000 dated May 30, 2003 payable to Frost by USHS.

10.51	Form of Guaranty Agreement executed on May 30, 2003 by each of USHS’s subsidiaries, U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (the “Subsidiaries”), to secure payment of $7,775,000 payable to Frost by USHS (“Guaranteed Indebtedness”).

10.52	Form of Security Agreement executed by USHS and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to Frost.

31.1	Certification of Chief Executive Officer required by Section 302 of Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification of Chief Financial Officer required by Section 302 of SOX.

32.1	Certification Pursuant to Title 18, United States Code, Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On February 5, 2003, the Company filed a report on Form 8-K/A reporting the acquisition of Deck America, Inc. (now known as USA Deck, Inc.) and providing financial statements and exhibits related thereto.

On February 26, 2003, the Company filed a report on Form 8-K reporting that on February 11, 2003 the Company’s consumer finance unit, FCC, entered into a $75 million credit facility agreement with Autobahn as the lender, and DZ Bank as the Agent. The terms of the Credit Facility are more particularly described in Item 2. Management’s Discussion and Analysis of Financial Condition, Results of Operation and Note 6 of the Notes to Consolidated Financial Statements in this report on Form 10-Q.

On May 9, 2003, the Company filed a report on Form 8-K reporting that on May 5, 2003 the Company entered into a Business Advisory, Stockholder and Financial Community Relations Agreement with Bibicoff & Associates, Inc., a Sherman Oaks, California based firm to provide the Company, on a non-exclusive basis, representation in areas of stockholder and financial community relations and business advisory services. The terms of this transaction are more fully described in Part II, Item 2—Changes in Securities and Use of Proceeds in this report on Form 10-Q.

On May 16, 2003, the Company filed a report on Form 8-K reporting the Company’s announcement via press release of the Company’s results of operations for its first quarter ended March 31, 2003.

On June 10, 2003, the Company filed a report on Form 8-K reporting that on June 5, 2003, the Company’s consumer finance unit, FCC, completed the acquisition of approximately $22,940,000 of RIO’s from Bank One. As previously reported, the purchase price was $24.2 million, which included accrued interest of $217,000 and a $992,000 premium. The terms of this transaction are more particularly described in Item 2—Management’s Discussion and Analysis of Financial Conditions and Results of Operation and Note 6 of the Notes to Consolidated Financial Statements in this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 11, 2003 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
10.46	Loan Agreement between U.S. Home Systems, Inc. (“USHS”) and The Frost National Bank (“Frost”) dated May 30, 2003 (certain exhibits and schedules have been omitted).

10.47	First Amendment dated July 11, 2003 to Loan Agreement dated May 30, 2003.

10.48	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003 payable to Frost by USHS.

10.49	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003 payable to Frost by USHS.

10.50	Promissory Note in the principal amount of $775,000 dated May 30, 2003 payable to Frost by USHS.

10.51	Form of Guaranty Agreement executed on May 30, 2003 by each of USHS’s subsidiaries, U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (the “Subsidiaries”), to secure payment of $7,775,000 payable to Frost by USHS (“Guaranteed Indebtedness”).

10.52	Form of Security Agreement executed by USHS and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to Frost.

31.1	Certification of Chief Executive Officer required by Section 302 of Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification of Chief Financial Officer required by Section 302 of SOX.

32.1	Certification Pursuant to Title 18, United States Code, Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

IOE-1