Form 10-Q
period 2003-09-30
US HOME SYSTEMS INC
filed 2003-11-14
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value, 6,514,739 shares as of October 31, 2003.

- i -

ITEM 1.	FINANCIAL STATEMENTS

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $-0- and $33,191 at September 30, 2003 and December 31, 2002, respectively	$3,304,656	$3,672,571
Finance receivables held for sale	516,814	2,884,967
Accounts receivable, net	2,313,186	1,373,498
Notes receivable	41,263	—
Commission advances	652,304	395,332
Inventory	2,425,537	1,898,695
Prepaid expenses	1,024,800	956,560
Deferred income taxes	266,910	137,998

Total current assets	10,545,470	11,319,621
Finance receivables held for investment, net (Note 2)	34,361,071	54,683
Property, plant, and equipment, net	6,839,383	6,242,839
Goodwill	7,357,284	7,357,284
Credit facility origination costs, net of amortization	697,424	—
Other assets	269,561	435,725

Total assets	$60,070,193	$25,410,152

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,987,886	$2,299,280
Customer deposits	3,337,646	2,080,264
Accrued wages, commissions, and bonuses	1,111,313	1,119,886
Federal, state, and local taxes payable	660,770	363,765
FSB Note payable	2,600,000	—
Current portion of long-term debt	755,440	2,974,742
Current portion of long-term capital lease obligations	164,782	155,791
Other accrued liabilities	512,229	576,949

Total current liabilities	12,130,066	9,570,677
Deferred income taxes	265,308	352,383
Deferred revenue	37,500	—
Long-term debt, net of current portion	33,667,358	2,265,383
Long-term capital lease obligations, net of current portion	520,367	627,858

Commitments and contingencies (Note 7)

Mandatory redeemable preferred stock – $0.01 par value, -0- and 16,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, liquidation value $10 per share	—	160,000

Stockholders’ equity:
Preferred stock – $0.01 par value, 100,000 shares authorized, -0- and 16,000 mandatory redeemable preferred shares outstanding at September 30, 2003 and December 31, 2002	—	—
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock – $0.001 par value, 30,000,000 shares authorized, 6,513,488 and 6,453,371 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	6,514	6,454
Additional capital	9,640,119	9,300,255
Note receivable for stock issued	(274,950)	—
Retained earnings	4,077,911	3,127,142

Total stockholders’ equity	13,449,594	12,433,851

Total liabilities and stockholders’ equity	$60,070,193	$25,410,152

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Three-months ended September 30,
	2003	2002
Contract revenues	$20,140,094	$11,261,927
Revenue from loan portfolio sales	83,796	616,160
Interest income	1,177,437	179,871
Other revenues	71,179	104,894

Total revenues	21,472,506	12,162,852

Cost of goods sold	9,914,477	5,284,539

Gross profit	11,558,029	6,878,313

Operating expenses:
Branch operating	676,125	563,040
Sales and marketing	6,513,074	4,792,890
License fees	262,769	197,363
General and administrative	2,723,475	1,545,740

Income (loss) from operations	1,382,586	(220,720)

Interest expense	490,525	58,450
Other income (expenses), net	47,231	14,073

Income (loss) before income taxes	939,292	(265,097)
Income taxes	368,461	(103,300)

Net income	$570,831	$(161,797)

Net income (loss) per common share – basic	$0.09	$(0.03)

Net income (loss) per common share – diluted	$0.08	$(0.03)

Weighted average shares – basic	6,509,570	5,953,371

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Nine-months ended September 30,
	2003	2002
Contract revenues	$53,761,832	$32,338,847
Revenue from loan portfolio sales	510,225	2,135,762
Interest income	1,932,590	431,617
Other revenues	311,776	331,834

Total revenues	56,516,423	35,238,060

Cost of goods sold	25,599,279	14,711,283

Gross profit	30,917,144	20,526,777

Operating expenses:
Branch operating	1,876,147	1,422,382
Sales and marketing	18,109,457	13,058,473
License fees	713,712	606,655
General and administrative	7,918,478	4,641,563

Income from operations	2,299,350	797,704

Interest expense	853,219	147,683
Other income (expenses), net	135,128	46,385

Income before income taxes	1,581,259	696,406
Income taxes	622,490	272,618

Net income	$958,769	$423,788

Net income per common share – basic	$0.15	$0.07

Net income per common share – diluted	$0.14	$0.07

Weighted average shares – basic	6,483,333	6,037,653

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Capital	Note Receivable for Stock Issued	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	6,453,371	$6,454	$9,300,255	$—	$3,127,142	$12,433,851
Accrued dividends – mandatory redeemable preferred stock	—	—	—	—	(4,000)	(4,000)
Net loss	—	—	—	—	(575,480)	(575,480)

Balance at March 31, 2003	6,453,371	$6,454	$9,300,255	—	$2,547,662	$11,854,371
Accrued dividends – mandatory redeemable preferred stock	—	—	—	—	(4,000)	(4,000)
Issuance of Common Stock	54,334	54	285,749	—	—	285,803
Note receivable on stock issuance	—	—	—	(274,950)	—	(274,950)
Net income		—	—	—	963,418	963,418

Balance at June 30, 2003	6,507,705	$6,508	$9,586,004	$(274,950)	$3,507,080	$12,824,642
Issuance of Common Stock	5,783	6	54,115	—	—	54,121
Net income	—	—	—	—	570,831	570,831

Balance at September 30, 2003	6,513,488	$6,514	$9,640,119	$(274,950)	$4,077,911	$13,449,594

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine-months ended September 30,
	2003	2002
Operating Activities
Net income	$958,769	$423,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,073,960	386,372
Provision for loan losses and bad debts	340,426	41,117
Changes in operating assets and liabilities net of effects of acquired business:
Finance receivables:
Sales of finance receivables held for sale	8,164,320	19,959,045
Purchases of finance receivables held for sale	(6,993,829)	(22,033,010)
Accounts receivable	(1,019,498)	(518,229)
Inventory	(526,842)	(317,983)
Commission advances and prepaid expenses	(325,212)	(286,842)
Accounts payable and customer deposits	1,945,988	1,482,623
Other assets and liabilities	113,497	(35,798)

Net cash provided by (used in) operating activities	3,731,579	(898,917)

Investing Activity
Purchases of property, plant, and equipment	(1,161,568)	(252,026)
Acquisitions, cash required	(60,000)	(116,739)
Purchase of finance receivables	(42,682,274)	—
Principal payments on finance receivables	9,272,906	—
Other	(41,263)	37,720

Net cash used in investing activity	(34,672,199)	(331,045)

Financing Activities
Proceeds from revolving line of credit	62,733,632	20,219,670
Principal payments on revolving line of credit, long-term debt, and capital leases	(31,220,471)	(18,416,920)
Credit Facility origination costs	(787,430)	—
Dividends on mandatory redeemable preferred stock	(8,000)	(29,897)
Redemption of redeemable preferred stock	(160,000)	(80,000)
Proceeds from issuance of common stock	14,974	—

Net cash provided by financing activities	30,572,705	1,692,853

Net increase (decrease) in cash and cash equivalents	(367,915)	462,891
Cash and cash equivalents at beginning of period	3,672,571	4,944,050

Cash and cash equivalents at end of period	$3,304,656	$5,406,941

Supplemental Disclosure of Cash Flow Information
Interest paid	$853,219	$146,329

Cash payments of income taxes	$458,257	$433,800

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash capital expenditures	$171,012	$—

Non-cash transfer of Finance Receivables Held for Sale to Finance Receivables Held for Investment	$1,197,662	$—

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2003

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of September 30, 2003 and for the three-month and nine-month periods ending September 30, 2003 and 2002 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2002.

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

Finance Receivables Held For Sale

Finance receivables held for sale consist of consumer retail installment obligations (“RIOs”) purchased from select remodeling contractors. RIOs held for sale are typically held less than three months before portfolios of RIOs are accumulated and sold. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors. At September 30, 2003, the Company had $517,000 RIOs held for sale.

Finance Receivables Held For Investment

Finance receivables held for investment consist of RIOs purchased from select remodeling contractors. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At September 30, 2003, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.6% and an average term of 100 months. Net unamortized premium (discount) was approximately $182,000 and ($64,000) at September 30, 2003 and December 31, 2002, respectively.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due. A loan is placed back on the accrual status when both interest and principal are current. At September 30, 2003, the Company had approximately $58,000 of loans on a non-accrual status. There were no loans on a non-accrual status as of December 31, 2002.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

2. Summary of Significant Accounting Policies (continued)

against the allowance when management believes that the payments cannot be recovered or recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on Finance Receivables Held for Investment at September 30, 2003 and December 31, 2002 was approximately $198,000 and $7,000, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected future default rates and historical default rates. Allowance for bad debt was approximately $83,000 and $63,000 at September 30, 2003 and December 31, 2002, respectively.

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

Revenue Recognition

Contract revenue is recognized upon completion of installation and acceptance of each home improvement contract. Cost of goods sold represents the costs of direct materials and labor associated with installations and manufacturing costs, including shipping and handling costs.

The Company recognizes revenues from sales of portfolios of RIOs upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio.

During the period in which the Company is holding or accumulating portfolios of RIOs, the Company earns finance charges on the outstanding balance of the RIO. Finance charges earned on RIOs is recognized on the interest method and includes appropriate amortization of premium or discount.

Fees earned for collection and servicing of certain portfolios of RIOs sold are included in Other Revenues.

Marketing

The Company’s marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, selected neighborhood canvassing and telemarketing. The Company expenses all marketing costs as incurred. Marketing expenses were approximately $3,467,000 and $2,648,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and $9,921,000 and $7,158,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

2. Summary of Significant Accounting Policies (continued)

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (APB No. 25). Under APB No. 25, if the exercise price of an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The pro forma impact of applying SFAS 123 in the three months and nine months ended September 30, 2003 and 2002 will not necessarily be representative of the pro forma impact in future periods.

	Three-months ended September 30,		Nine-months ended September 30,
	2003	2002	2003	2002
Pro forma:
Net income (loss) as reported	$570,831	$(161,797)	$958,769	$423,788
Pro forma stock compensation, net of income taxes	47,655	33,027	148,990	94,052
Pro forma net income	523,176	(194,824)	809,779	329,736
Preferred dividends	—	(6,000)	(8,000)	(22,000)
Pro forma income applicable to common stockholders	523,176	$(200,824)	$801,779	$307,736
Net income (loss) per common share – as reported:
Basic	$0.09	$(0.03)	$0.15	$0.07
Diluted	$0.08	$(0.03)	$0.14	$0.07
Net income (loss) per common share – pro forma:
Basic	$0.08	$(0.03)	$0.12	$0.05
Diluted	$0.08	$(0.03)	$0.12	$0.05

In the nine-month period ended September 30, 2003, the Company issued options to certain employees to purchase 173,710 shares of the Company’s common stock.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period ending after December 15, 2003. The Company is still determining the impact, if any, that FIN No. 46 will have on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement effective July 1, 2003. There was no material effect on the financial statements related to this adoption.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

3. Information About Segments

The Company is engaged in two lines of business, the specialty product home improvement business and the consumer financing business. Accordingly, the Company’s reportable segments have been determined based on the nature of products offered to consumers.

The Company’s home improvement segment is engaged, through direct consumer marketing, in the design, manufacturing, sales, and installation of custom quality specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, wood decks and related accessories, replacement windows and patio doors. The Company manufactures its own cabinet refacing, custom countertops, bathroom cabinetry products and wood decks.

The Company’s products are marketed directly to consumers through a variety of media sources under nationally recognized brands, “Century 21 Home Improvements”, “Renewal by Andersen”, “The Home Depot Cabinet Refacing” and “The Home Depot At-Home Services”, as well as the Company’s own brands, “Facelifters”, “Cabinet Clad” and “USA Deck – Designer Deck”.

The Company has a license agreement with TM Acquisition Corp. (TM) and HFS Licensing Inc. (HFS) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, the “Licensor”). The license agreement provides for the Company to market, sell and install kitchen and bathroom remodeling products, replacement windows and patio doors in specific geographic territories using the service marks and trademarks “CENTURY 21 Cabinet Refacing” and “CENTURY 21 Home Improvements”.

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

The Company is a provider of both wood decks and kitchen-refacing solutions to The Home Depot in selected markets. On October 17, 2002, USA Deck entered into an agreement with The Home Depot to sell, furnish and install pre-engineered Designer Deck systems to The Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia. In August 2003, USA Deck amended its wood deck sales and installation agreement with The Home Depot to extend its term to October 2005 and to add new markets, including Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, and the states of New Jersey and Pennsylvania. Under the amended agreement, USA Deck provides several pre-designed deck models under The Home Depot At-Home Services brand to approximately 215 The Home Depot stores. Additionally in August 2003, the Company entered into a one-year pilot program with The Home Depot to be the exclusive provider of kitchen-refacing products and installation services for approximately 229 The Home Depot stores and seven Home Expo stores in designated markets in California, Oregon, Washington and Colorado.

The Company’s consumer finance business, which is conducted through its wholly owned subsidiary First Consumer Credit, Inc. (“FCC”), purchases consumer retail installment obligations contracts (“RIOs”) from select remodeling contractors, including RIOs generated by the Company’s home improvement operations. In February 2003, FCC changed its business model from purchasing, bundling and selling portfolios of RIOs to holding and financing RIOs. To facilitate this change in FCC’s business model, FCC entered into a $75 million credit facility (see Note 6. Credit Facilities) with Autobahn Funding Company LLC and DZ Bank. The ability to purchase and finance RIOs provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned upon selling RIOs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

3. Information About Segments (Continued)

Until February 2003, FCC sold portfolios of RIOs to financial institutions and insurance companies under negotiated purchase commitments. In most cases, the Company retained the collection and servicing of these accounts on behalf of the purchaser.

On June 5, 2003, FCC purchased a $23,098,000 portfolio of RIOs from Bank One, N.A. (“Bank One’) for a purchase price of $24,276,000, including accrued interest of $218,000, transaction related expenses of $108,000 and premium of $960,000. Also on June 5, 2003, FCC sold approximately $5,000,000 of the RIOs purchased from Bank One to a third party for the purpose of paying down its Credit Facility and for additional working capital. On July 17, 2003, FCC purchased an additional $658,000 RIO portfolio from Bank One for a net purchase price of $545,000. FCC purchased the portfolio in order to increase its income and accelerate its return to profitability following its business model change. The purchased RIOs had previously been sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. Pursuant to the terms of the purchase agreement, FCC and Bank One agreed to terminate the loan purchase and servicing agreements between the parties.

During the nine-month periods ended September 30, 2003 and September 30, 2002, FCC purchased approximately $8,058,000 and $4,828,000 of RIOs from the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. The following presents certain financial information of the Company’s segments for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively:

	Three-months ended September 30,		Nine-months ended September 30,
(In Thousands)	2003	2002	2003	2002
Revenues:
Home Improvement	$20,139	$11,263	$53,761	$32,379
Consumer Finance	1,333	900	2,755	2,859

Consolidated Total	$21,472	$12,163	$56,516	$35,238

Net Income (Loss)
Home Improvement	$591	$(296)	$1,099	$(116)
Consumer Finance	(20)	134	(140)	540

Consolidated Total	$571	$(162)	$959	$424

Assets:
Home Improvement	$22,421	$10,980	$22,421	$10,980
Consumer Finance	40,196	9,950	40,196	9,959
Eliminate intercompany loans	(2,547)	(1,174)	(2,547)	(1,174)

Consolidated Total	$60,070	$19,755	$60,070	$19,755

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

4. Acquisitions (Continued)

On November 30, 2002, the Company acquired all of the outstanding capital stock of Deck America, Inc., (“DAI”) a privately-held Woodbridge, Virginia based home improvement specialist providing patented solutions for the fabrication, sale and installation of decks and deck enclosures.

On August 29, 2003, the Company acquired certain assets of E & K, Incorporated, a Portland, Oregon based home improvement company specializing in kitchen remodeling. The purchase price was $110,000 consisting of a cash payment of $60,000 and the issuance of 4,700 shares of common stock of the Company valued at $50,000.

The following unaudited pro forma condensed combined statements of operations for the three months and nine months ended September 30, 2002 gives effect to the acquisition of Deck America as if it occurred January 1, 2002.

(In thousands except per share amounts)	Three-months ended September 30, 2002	Nine-months ended September 30, 2002
Revenues	$15,738	$46,416
Net income (loss)	$(62)	$744
Net income per common share – basic and diluted	$(0.01)	$0.11

5. Inventory

Inventory consisted of the following:

	September 30, 2003	December 31, 2002
Raw materials	$1,566,955	$1,303,295
Work-in-progress	858,582	595,400

	$2,425,537	$1,898,695

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2003	December 31, 2002
Revolving lines of credit	$31,432,072	$2,720,662
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,057,589	2,125,000
FSB Note Payable	2,600,000	—
Secured notes payable	933,137	232,500
Other	—	161,963

	37,022,798	5,240,125
Less current portion of long term debt	755,440	2,974,742
Less FSB Note	2,600,000	—

	$33,667,358	$2,265,383

On February 11, 2003, in order to facilitate FCC’s change in business model from selling to holding portfolios of RIOs, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschatfsbank, Frankfurt AM Main (“DZ Bank”) as the Agent. FCC Acceptance Corporation (“FCCA”), a wholly owned subsidiary of FCC, is the borrower under the Credit Facility and FCCA will purchase RIO portfolios from FCC. FCC is the servicer under the Credit Facility. The Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

6. Credit Facilities (Continued)

for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the Credit Facility. Pursuant to the terms of the Credit Facility, the Company was required to pay the Agent’s fees and expenses, including a structuring fee in the amount of $375,000, to complete the transaction. Including these fees, transaction costs were approximately $787,000 and are being amortized to interest expense over the term of the agreement. At September 30, 2003, the Company had outstanding borrowings of $27,128,000 under the Credit Facility.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%, and (ii) if the Excess Spread, as that term is defined in the Credit Facility, is less than a specified level, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at September 30, 2003. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

On June 5, 2003, FCC completed the acquisition of approximately $23,098,000 of RIOs from Bank One. The purchase price including accrued interest and transaction related expenses was $24,276,000. On July 17, 2003, FCC purchased an additional $658,000 portfolio of RIOs from Bank One for a net purchase price of $545,000.

The RIO portfolio purchases from Bank One were financed through a combination of the utilization of FCC’s Credit Facility and a loan from First Savings Bank (“FSB”). The maximum advance under the Credit Facility is 90% of the outstanding balance of the RIOs. To facilitate FCC’s required participation in the transaction, FCC on May 23, 2003 executed a $4 million promissory note with FSB (“FSB Note”). Interest on the FSB Note is at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. Subsequent to the initial RIO portfolio purchase, FCC sold approximately $5.0 million of RIOs. Proceeds from the sale were utilized to pay down the FSB Note and the Credit Facility. At September 30, 2003, the Company had $2,600,000 outstanding under the FSB Note.

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

Donald A. Buchholz is a director of the Company and is Chairman of the Board of SWS Group, Inc., a publicly-owned holding company. SWS Group and its affiliates, which includes Donald A. Buchholz, own 442,723 shares of the Company’s common stock. Mr. Buchholz is also a director of FSB. The Chickadee Partners include the Angela Buchholz Children’s Trust, of which Angela Buchholz is the trustee,

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

6. Credit Facilities (continued)

and Chrystine B. Roberts. Angela Buchholz is Donald A. Buchholz’s daughter-in-law and Chrystine B. Roberts is his daughter. Except for their relationship to Mr. Buchholz, none of the Chickadee Partners are affiliated with the Company. Chickadee Partners will receive from FCC as compensation for their guarantees and collateral for the FSB Note a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB Note until the FSB Note is paid (the “Collateral Fee”). The Collateral Fee will fluctuate inversely to changes in the prime rate such that an increase in the prime rate will cause the Collateral Fee to be decreased by the prime rate increase and conversely, a decrease in the prime rate will cause the Collateral Fee to increase by the prime rate change.

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

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5.0 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6%. The Revolving Line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At September 30, 2003, the Company had outstanding borrowings of $3,893,733 under the Revolving Line, as compared to $2,721,000 outstanding at December 31, 2002 under its prior revolving line of credit.

Prior to entering into the Credit Facility with DZ Bank, FCC typically held RIOs for less than three months before selling portfolios of RIOs to unrelated financial institutions or insurance companies; therefore any outstanding balance under the revolving line of credit was classified as a current liability. Subsequent to entering into the Credit Facility, FCC holds RIOs for 30 days and then transfers the RIOs to its subsidiary FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line. The Company has, therefore, classified its outstanding obligation under the Revolving Line as a long-term obligation.

The Borrowing Base Line allows borrowings up to $2.0 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At September 30, 2003 the Company had outstanding borrowings of $410,339 under the Borrowing Base Line and a borrowing capacity of $1,589,661. The Borrowing Base Line matures May 30, 2004. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6%. The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At September 30, 2003, the outstanding balance of the Term Loan was $710,417.

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

7. Commitments and Contingencies

Off Balance Sheet Credit Risk

On June 5, 2003, the Company’s consumer finance business, FCC, purchased a portfolio of RIOs from Bank One. The RIOs purchased by FCC had previously been sold to Bank One by FCC under several loan purchase and servicing agreements (collectively, the “Servicing Agreements”). Pursuant to the terms of the FCC purchase agreement, the parties agreed to terminate all prior Servicing Agreements and no further obligations exist between the parties.

Each Servicing Agreement represented a separate commitment from Bank One as to the aggregate amount of RIOs that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. If credit losses exceeded certain thresholds, the Company was required to reimburse Bank One for the excess credit losses up to a specified maximum and conversely, if credit losses were less than specified thresholds, Bank One was required to reimburse the Company for credit losses, up to a specified maximum.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Continued)

8. Capital Stock (Continued)

There were no brokers or underwriters involved in this transaction and no commissions or finder’s fees were paid. The Company relied on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

On August 29, 2003, in connection with the purchase of certain assets of E & K, Incorporated, a Portland, Oregon home improvement company specializing in kitchen remodeling, the Company issued 4,700 shares of its common stock.

During the nine-month period ended September 30, 2003, the Company issued 5,417 shares of common stock upon the exercise of stock options. The 5,417 shares were included in a Registration Statement on Form S-8 as filed with the Commission on July 19, 2002.

9. Other Income

In March 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The licensing agreement requires Universal to pay USA Deck an initial licensing fee and ongoing royalties based upon Universal’s sales from these products. In the three-month and nine-month periods ended September 30, 2003, other income includes $37,500 and $112,500, respectively, of licensing fees from the licensing agreement.

10. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three-months ended September 30,		Nine-months ended September 30,
	2003	2002	2003	2002
Earnings applicable to common stockholders:
Net income	$570,831	$(161,797)	$958,769	$423,788
Accrued dividends – mandatory redeemable preferred stock	—	(6,000)	(8,000)	(22,000)

Income applicable to common stockholders	$570,831	$(167,797)	$950,769	$401,788

Weighted average shares outstanding – basic	6,509,570	5,953,371	6,483,333	5,922,642
Effect of dilutive securities	436,566	—	329,669	115,011

Weighted average shares outstanding – diluted	6,946,136	5,953,371	6,813,002	6,037,653

Earnings per share – basic	$0.09	$(0.03)	$0.15	$0.07

Earnings per share – diluted	$0.08	$(0.03)	$0.14	$0.07

Outstanding stock options to purchase 19,375 and 36,139 shares of the Company’s common stock for the three-month and nine-month period ended September 30, 2003, respectively, were not included in the calculation of earnings per share because their inclusion would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our unaudited financial statements for the three-month period ending September 30, 2003 included herein, and our audited financial statements for the year ended December 31, 2002, and the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Operations of all acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. Except for the historical information, certain matters set forth in this report are forward-looking statements that reflect management’s current views, which can be identified by the use of terms such as “believes”, “estimates”, “plans”, “expects”, “anticipates”, and “intends” or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to differ materially from historical results or those anticipated. Many of the risks and uncertainties are beyond our control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those anticipated.

Overview

We are engaged in two business segments, the specialty home improvement business and the consumer finance business. In our home improvement business, we manufacture, design, sell and install custom quality specialty home improvement products. Our home improvement products are marketed under nationally recognized brands such as The Home Depot At-Home Services, The Home Depot Cabinet Refacing, Century 21 Home Improvements, and Renewal by Andersen, and under our own brands, Facelifters, Cabinet Clad and USA Deck-Designer Deck. Our product lines include kitchen and bathroom cabinetry and cabinet refacing products, countertops, wood decks and deck related accessories, replacement windows and patio doors. We manufacture our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 18 sales and installation centers in twelve states serving 13 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida. We also operate four deck sales centers, two of which also serve as manufacturing facilities, that serve the Mid-Atlantic market. We manufacture the components for our decks utilizing non-arsenic pressure treated lumber at our Woodbridge, Virginia and Glen Mills, Pennsylvania facilities. Our principal marketing activities are conducted through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing and telemarketing.

Our consumer finance business purchases RIOs from home improvement and remodeling contractors throughout the United States, including our own home improvement operations. We purchase RIOs up to $50,000 with terms of one to 20 years. Our average RIO balance is approximately $7,500 with an average term of 100 months. The availability of this financing program enables us to offer a broad range of credit products to our customers that may not otherwise be available to them from traditional home improvement financing sources.

Our objective is to consolidate our position as a leading manufacturer and installer of specialty home improvement products and a provider of consumer financing to home improvement and remodeling consumers. Since 2001, we have taken significant actions to accomplish our objective, including:

•	In September 2001 we entered into an agreement with Renewal by Andersen, or RbA, a wholly owned subsidiary of the Andersen Corporation. Under the agreement, we are the exclusive replacement window and patio door retailer on an installed basis for RbA in the greater Los Angeles, California area, including the counties of Los Angeles, Orange, San Bernardino, Santa Barbara and Ventura. In February 2002 we commenced operations in the southern California market.

•	In October 2001, we acquired First Consumer Credit, Inc., or FCC, a Dallas-based home improvement consumer finance company. We acquired FCC primarily to provide a stable and reliable financing source for our home improvement customers.

•	In May 2002, we completed an acquisition of certain assets of Reface, Inc., a Norfolk, Virginia-based home improvement business specializing in kitchen and bath remodeling.

•	In November 2002, we acquired Deck America, Inc., a privately held Woodbridge, Virginia-based home improvement business specializing in the design, manufacturing, sale and installation of wood decks and deck related accessories. We also acquired Deck America’s manufacturing, warehousing and office facilities from an affiliate of Deck America. Following the acquisition, the name was changed to USA Deck.

•	Our USA Deck subsidiary entered into a one-year agreement with The Home Depot in October 2002 to sell, furnish and install pre-engineered Designer Deck systems to The Home Depot’s customers in the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, encompassing approximately 75 The Home Depot stores.

•	In February 2003, we changed the business model of our home improvement consumer finance segment from selling portfolios of RIOs to a buy and hold strategy. This strategy will provide FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time premium it previously earned upon sale of the portfolios. To facilitate this buy and hold strategy, FCC entered into a $75 million credit facility with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main as agent. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and FCC is required to provide the remaining 10%.

•	In August 2003 our USA Deck subsidiary amended its agreement with The Home Depot, to extend the term to October 2005, replacing the prior agreement and adding five new eastern markets which represent 140 additional The Home Depot stores.

•	In August 2003, our U.S. Remodelers, Inc. subsidiary entered into an exclusive agreement with The Home Depot to sell, furnish and install kitchen cabinet refacing and laminated countertop products to The Home Depot’s and Home Expo’s customers in designated markets in California, Oregon, Washington and Colorado. As part of the one-year pilot program, we will provide kitchen cabinet refacing products under The Home Depot Cabinet Refacing brand to approximately 229 The Home Depot Stores and seven Home Expo stores in the designated markets.

•	In August 2003, we completed an acquisition of certain assets of E & K, Incorporated, a Portland, Oregon-based home improvement business specializing in kitchen remodeling.

•	In October 2003, we opened our regional deck sales, fabrication and installation facility in Glen Mills, Pennsylvania to serve The Home Depot customers in the greater Philadelphia area and central New Jersey region.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the Consolidated Financial Statements included elsewhere herein includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts receivable based upon specific identification of problem accounts, expected future default rates and historical default rates. If the financial condition of our customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required.

Inventory

Inventory (consisting of raw materials and work-in-process) is carried at the lower of cost (determined by the first-in, first-out method) or market. We provide a reserve for lower of cost or market and excess, obsolete and slow moving inventory based on specific identification of problem inventory products, expected sales volume, historical sales volume and trends in pricing. If any estimates were to change, additional reserves may be required.

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment are carried at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due. A loan is placed back on accrual status when both interest and principal are current. At September 30, 2003, the Company had $58,000 of loans on a non-accrual status. There were no loans considered impaired or on non-accrual as of December 31, 2002.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIO. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered or recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. If our loss experience were to deteriorate, additional reserves may be required. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

Goodwill

The purchase price allocations related to our acquisitions were performed in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. In accordance with these statements, goodwill is not amortized to expense, however we are required to analyze goodwill for impairment on a periodic basis. If we were to determine that an impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value.

Results of Operations

Comparison of three-month period ended September 30, 2003 to the three-month period ended September 30, 2002

To assist in understanding our consolidated operating results, the following table indicates various income and expense items by segment included in the Statement of Operations for the three-month periods ended September 30, 2003 and 2002, respectively.

	Three months ended September 30,
	2003			2002
(In thousands)	Home Improvement	Finance	Consolidated	Home Improvement	Finance	Consolidated
Consolidated:
Revenues	$20,139	$1,333	$21,472	$11,263	$900	$12,163
Cost of goods sold	9,914	—	9,914	5,285	—	5,285

Gross profit	10,225	1,333	11,558	5,978	900	6,878
Operating expenses:
Branch operating	676	—	676	563	—	563
Sales and marketing	6,513	—	6,513	4,790	3	4,793
License fees	263	—	263	197	—	197
General and administrative	1,793	930	2,723	916	630	1,546

Operating income (loss)	980	403	1,383	(488)	267	(221)
Interest expense	56	435	491	12	46	58
Other income (expense), net	47	—	47	14	—	14

Income (loss) before income taxes	971	(32)	939	(486)	221	(265)
Income tax	380	(12)	368	(190)	87	(103)

Net income (loss)	$591	$(20)	$571	$(296)	$134	$(162)

Our consolidated revenues increased 76.5% to $21,472,000 in the three-month period ended September 30, 2003 as compared to $12,163,000 in the three-month period ended September 30, 2002. The increase in revenues principally occurred in our home improvement operations reflecting the addition of our deck business which was acquired in November 2002, and continued strength in the generation of new sales orders during the period.

Consolidated net income was $571,000 in the three-month period ending September 30, 2003 as compared to a net loss of $162,000 in the prior period. The increase in net income is attributable to our home improvement business which had net income of $591,000 for the three-month period ended September 30, 2003 as compared to a net loss of $296,000 in the prior year period. The increase in net income in the home improvement segment is principally a result of higher revenues in the period. For the three months ended September 30, 2003, the consumer finance segment incurred a net loss of $20,000 as compared to net income of $134,000 in the three months ended September 30, 2002. The decline in net income in our consumer finance business reflects a change in its business model which occurred in February 2003.

In September 2003, our Mid-Atlantic home improvement operations were disrupted by Hurricane Isabel. We manufacture our cabinet refacing, custom countertops and bathroom cabinetry products at our Charles City, Virginia facility and manufacture the components of our wood decks at our Woodbridge, Virginia plant. Although our manufacturing facilities did not sustain any serious damage from Hurricane Isabel, these facilities were shut down for several days as a result of widespread power outages. Additionally, as a result of inaccessibility to residential dwellings due to power outages, damage, and flooding caused by the hurricane, we were unable to complete work-in-progress or begin new installations for some of our customers in this region.

Home Improvement Segment

We recognize revenue upon completion of installation and acceptance of each home improvement sales order. In our normal operating cycle, sales orders are completed within 55 – 60 days from the date an order is received. The operating cycle is slightly longer in our replacement window product line.

Revenues from our home improvement operations increased $8,876,000, or 78.8%, from $11,263,000 in the three-month period ended September 30, 2002 to $20,139,000 in the three-month period ended September 30, 2003. The increase in revenues reflects $5,345,000 from our deck business which we acquired in November 2002, and an increase of $3,531,000, or 31%, in our other home improvement operations.

Revenues increased in each of our product lines reflecting higher backlog of sales orders at the beginning of the period and continued strength in the generation of new sales orders during the period. Home improvement segment new sales orders in the three-month period ended September 30, 2003 were $19,903,000, an increase of 51.5% from $13,140,000 in the three-month period ended September 30, 2002. Our backlog of uncompleted sales orders was $14,160,000 at September 30, 2003 as compared to $8,530,000 at September 30, 2002 and $8,124,000 at December 31, 2002. The increase in backlog is attributable to the corresponding increase in sales orders and the acquisition of our deck business.

Gross profit for the home improvement segment was $10,225,000, or 50.8% of segment revenues for the three months ended September 30, 2003 as compared to $5,978,000, or 53.1% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is principally due to a higher mix of revenues from lower margin products, including solid surface countertops, bath remodeling products and wood decks.

Branch operating expense includes costs associated with each of our sales and installation centers including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $676,000, or 3.4% of segment revenues, as compared to $563,000, or 5.0% of segment revenues for the three months ended September 30, 2003 and 2002, respectively. The increase in branch operating expenses principally reflects our increased operations from acquisitions, entry into new markets and our RbA operations.

Marketing expenses for home improvement operations were approximately $3,467,000, or 17.2% of segment revenues in the three months ended September 30, 2003, as compared to $2,648,000, or 23.5% of revenues for the prior year period. The increase in marketing expenditures principally reflects the addition of our deck business, planned increased advertising expenditures in our other operations and increased utilization of higher cost advertising sources. We have decreased our dependence on telemarketing and have increased our utilization of other media sources including direct mail, television, and newspaper inserts. While the media sources we utilize are generally more costly per customer lead than telemarketing, we believe that the increased cost of lead generation is more than offset by improved sales efficiencies from these sources.

We believe that a better measurement of our effective marketing cost is to relate marketing expenditures to new orders generated in the period. This is because, in our normal operating cycle, marketing costs can precede the completion of sales orders by up to three months. We recognize revenue upon completion of installation and acceptance of each home improvement sales order, but we are required by current accounting rules to expense marketing costs as they are incurred. Since our normal cycle time to complete installations is generally 55 – 60 days from the date a sale is made, the marketing expenditure will precede the recognition of the associated revenue. However, marketing expenditures are generally concurrent with the securing of new sales orders. Marketing expenses were 17.4% of new sales orders in the three months ended September 30, 2003 as compared to 20.2% in the prior year period. The decrease in marketing expenses as a percentage of new sales orders is principally due to lower marketing costs associated with our deck business and improved sales efficiencies.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $3,046,000, or 15.1% of segment revenues for the three months ended September 30, 2003, as compared to $2,142,000, or 19.0% of segment revenues in the prior year period. The increase in sales expenses is principally the result of the sales commissions on higher revenues, and growth in our operations, including recent acquisitions. Sales expenses decreased as a percentage of revenues primarily due to a lower average rate of commission resulting from our mix of products sold.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $263,000, or 1.3% of home improvement segment revenues for the three months ended September 30, 2003, as compared to $197,000, or 1.7% of segment revenues in the prior year. The decrease in license fees as a percentage of segment revenues is due to the lower mix of segment revenues sold under the Century 21-license agreement.

General and administrative expenses were approximately $1,793,000, or 8.9% of segment revenues for the three months ended September 30, 2003, as compared to $916,000, or 8.1% of revenues in the prior year period. The increase in general and administrative expenses principally reflects the addition of our deck business which was acquired in November 2002. In addition to new operations, we incurred increased costs related to professional fees (legal and public accounting), insurance, benefits, and investor relations expenses.

In March 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The licensing agreement requires Universal to pay USA Deck an initial licensing fee and ongoing royalties based upon Universal’s sales from these products. In the three-month period ended September 30, 2003, other income includes $37,500 of licensing fees under the licensing agreement.

Finance Segment

Our consumer finance business purchases consumer retail installment obligation contracts, or RIOs, from select remodeling contractors, including RIOs generated by our home improvement operations. In February 2003, we changed the business model of our finance business from selling portfolios of RIOs to a buy and hold strategy. This strategy will provide FCC with earnings from finance charges over the life of the RIOs, as opposed to a lesser one-time premium it previously earned upon sale of the portfolios. To facilitate this buy and hold strategy, in February 2003 FCC entered into a $75 million credit facility agreement. The credit facility is restricted to the purchase and financing of RIOs.

Prior to entering into the Credit Facility, FCC typically held RIOs for less than three months before selling portfolios of RIOs to banks and insurance companies under negotiated purchase commitments. FCC earned a one-time premium upon each sale. In most cases, FCC retained the collection and servicing of these accounts on behalf of the purchaser.

The change in FCC’s business model adversely effects FCC’s profitability in the short-term due to FCC’s forgoing the initial one-time origination fee it earned upon selling a portfolio, but earning finance charges over the life of the portfolio, typically a three to five year period. Until FCC has accumulated a sufficient amount of financed RIOs, and finance charges earned on the RIO portfolio reaches a sufficient level, FCC’s earnings will be adversely affected.

Revenues from the consumer finance segment were $1,333,000 for the three months ended September 30, 2003, including revenues from loan portfolio sales of $84,000. Revenues were $900,000 in the prior year period.

General and administrative expenses were approximately $930,000, or 69.8%, of finance segment revenues for the three months ended September 30, 2003, as compared to $630,000, or 70.0%, of segment revenues in the prior year period. The increase in general and administrative expenses reflects $195,000 for provision for loan losses. The remainder of the increased costs are attributable to professional fees (legal and public accounting), insurance and benefits.

Interest expense was $435,000 for the three-month period ended September 30, 2003 as compared to $46,000 in the prior year period. The increase in interest expense over the prior year period is principally due to borrowing under the Credit Facility.

Comparison of nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2002

To assist in understanding the Company’s consolidated operating results, the following table indicates various income and expense items by segment included in the Statement of Operations for the nine-month period ended September 30, 2003 and 2002, respectively. The table includes a summary of the Company’s financial results by segment.

	Nine months ended September 30,
	2003			2002
(In thousands)	Home Improvement	Finance	Consolidated	Home Improvement	Finance	Consolidated
Consolidated:
Revenues	$53,761	$2,755	$56,516	$32,379	$2,859	$35,238
Cost of goods sold	25,599	—	25,599	14,711	—	14,711

Gross profit	28,162	2,755	30,917	17,668	2,859	20,527
Operating expenses:
Branch operating	1,876	—	1,876	1,422	—	1,422
Sales and marketing	18,109	2	18,109	13,050	8	13,058
License fees	714	—	714	607	—	607
General and administrative	5,637	2,282	7,919	2,783	1,859	4,642

Operating income (loss)	1,828	471	2,299	(194)	992	798
Interest expense	153	700	853	43	105	148
Other income (expense), net	135	—	135	46	—	46

Income(loss) before income taxes	1,810	(229)	1,581	(191)	887	696
Income tax	711	(89)	622	(75)	347	272

Net income (loss)	$1,099	$(140)	$959	$(116)	$540	$424

Our consolidated revenues increased 60.4% to $56,516,000 in the nine-month period ended September 30, 2003 as compared to $35,238,000 in the nine-month period ended September 30, 2002. The increase in revenues principally occurred in our home improvement operations reflecting the addition of our deck business which was acquired in November 2002, and continued strength in the generation of new sales orders during the period.

Consolidated net income was $959,000 in the nine-month period ending September 30, 2003 as compared to $424,000 in the prior year. The increase in net income is attributable to our home improvement operations which had net income of $1,099,000 in the nine-month period ended September 30, 2003 as compared to a net loss of $116,000 in the prior year period. The increase in net income in the home improvement segment is principally a result of higher revenues in the period. For the nine months ended September 30, 2003, net loss in the consumer finance segment was $140,000 as compared to net income of $540,000 in the nine months ended September 30, 2002. The decline in our income in our consumer finance business reflects a change in its business model which occurred in February 2003.

Home Improvement Segment

Revenues from our home improvement operations increased $21,382,000, or 66%, from $32,379,000 in the nine-month period ended September 30, 2002 to $53,761,000 in the nine-month period ended September 30, 2003. The increase in revenues reflects $13,363,000 from our deck business which we acquired in November 2002, and an increase of $8,019,000, or 24.8%, in our other home improvement operations. Revenues increased in each of our product lines reflecting higher backlog of sales orders at the beginning of the period and continued strength in the generation of new sales orders during the period. Home improvement segment new sales orders in the nine-month period ended September 30, 2003 were $59,768,000, an increase of 65% from $36,233,000 in the nine-month period ended September 30, 2002. Our backlog of uncompleted sales orders was $14,160,000 at September 30, 2003 as compared to $8,530,000 at September 30, 2002 and $8,124,000 at December 31, 2002. The increase in backlog is attributable to the corresponding increase in sales orders and the acquisition of our deck business.

Gross profit for the home improvement segment was $28,162,000, or 52.4% of segment revenues for the nine months ended September 30, 2003 as compared to $17,668,000, or 54.6% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is principally due to a higher mix of revenues from lower margin products, including solid surface countertops, bath remodeling products and wood decks.

Branch operating expense includes costs associated with each of our sales and installation centers including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,876,000, or 3.5% of segment revenues, as compared to $1,422,000, or 4.4% of segment revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase in branch operating expenses principally reflects our increased operations from acquisitions, entry into new markets and our RbA operations.

Marketing expenses for home improvement operations were approximately $9,921,000, or 18.5% of segment revenues in the nine months ended September 30, 2003, as compared to $7,158,000, or 22.1% of revenues for the prior year period. The increase in marketing expenditures principally reflects the addition of our deck business and planned increased advertising expenditures in our other operations. Additionally, we have decreased our dependence on telemarketing and have increased our utilization of other media sources including direct mail, television, and newspaper inserts. While the media sources we utilize are generally more costly per customer lead than telemarketing, we believe that the increased cost of lead generation is more than offset by improved sales efficiencies from these sources.

We believe that a better measurement of our effective marketing cost is to relate marketing expenditures to new orders generated in the period. This is because, in our normal operating cycle, marketing costs can precede the completion of sales orders by up to three months. We recognize revenue upon completion of installation and acceptance of each sales order, but we are required by current accounting rules to expense marketing costs as they are incurred. Since our normal cycle time to complete installations is generally 55 – 60 days from the date a sale is made, the marketing expenditure will precede the recognition of the associated revenue. However, marketing expenditures are generally concurrent with the securing of new sales orders. Marketing expenses were 16.6% of new sales orders in the nine months ended September 30, 2003 as compared to 19.8% in the prior year period. The decrease in marketing expenses as a percentage of new sales orders is principally due to lower marketing costs associated with our deck business and improved sales efficiencies.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses associated with the home improvement segment, were $8,187,000, or 15.2% of segment revenues for the nine months ended September 30, 2003, as compared to $5,892,000, or 18.2% of revenues in the prior year period. The increase in sales expenses is principally the result of the sales commissions on higher revenues, and growth in our operations, including recent acquisitions. Sales expenses decreased as a percentage of revenues primarily due to a lower average rate of commission resulting from our mix of products sold.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $714,000, or 1.3% of home improvement segment revenues for the nine months ended September 30, 2003, as compared to $607,000, or 1.9% of segment revenues in the prior year. The decrease in license fees as a percentage of segment revenues is due to the lower mix of segment revenues sold under the Century 21-license agreement.

General and administrative expenses were approximately $5,637,000, or 10.5% of segment revenues for the nine months ended September 30, 2003, as compared to $2,783,000, or 8.6% of revenues in the prior year period. The increase in general and administrative expenses principally reflects the addition of our deck business which was acquired in November 2002. In addition to new operations, we incurred increased costs related to professional fees (legal and public accounting), insurance, benefits, and investor relations expenses.

In March 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The licensing agreement requires Universal to pay USA Deck an initial licensing fee and ongoing royalties based upon Universal’s sales from these products. In the nine-month period ended September 30, 2003, other income includes $112,500 of licensing fees from the licensing agreement.

Finance Segment

Our home improvement consumer finance business purchases consumer retail installment obligation contracts, or RIOs, from select remodeling contractors, including RIOs generated by our home improvement operations. In February 2003, we changed the business model of our finance business from selling portfolios of RIOs to a buy and hold strategy. This strategy will provide FCC with earnings from finance charges over the life of the RIOs, as opposed to a lesser one-time premium it previously earned upon sale of the portfolios. To facilitate this buy and hold strategy, in February 2003, FCC secured a $75 million credit facility. The credit facility is restricted to the purchase and financing of RIOs.

Prior to entering into the credit facility, FCC typically held RIOs for less than three months before selling portfolios of RIOs to banks and insurance companies under negotiated purchase commitments. FCC earned a one-time premium upon each sale. In most cases, FCC retained the collection and servicing of these accounts on behalf of the purchaser.

The change in FCC’s business model adversely effects FCC’s profitability in the short-term due to FCC’s forgoing the initial one-time origination fee it earned upon selling a portfolio, but earning finance charges over the life of the portfolio, typically a three to five year period. Until FCC has accumulated a sufficient amount of financed RIOs, and finance charges earned on the RIO portfolio reaches a sufficient level, FCC’s earnings will be adversely affected.

On June 5, 2003, FCC purchased a $23,098,000 portfolio of RIOs from Bank One, N.A. (“Bank One’) for a purchase price of $24,276,000, including accrued interest of $218,000, transactions related expenses of $108,000 and premium of $960,000. Also in June 2003, FCC sold approximately $5,000,000 of the RIOs purchased from Bank One to a third party for the purpose of paying down its Credit Facility and for additional working capital. We purchased the portfolio to increase our portfolio size and reduce the transition time for FCC to return to profitability. The RIOs purchased had been previously sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. Pursuant to the terms of the purchase agreement, FCC and Bank One agreed to terminate the loan purchase and servicing agreements between the parties.

Revenues from the consumer finance segment were $2,755,000 for the nine months ended September 30, 2003, including revenues from loan portfolio sales of $510,000. Revenues were $2,859,000 in the prior year period.

For the nine-month period ended September 30, 2003, the segment incurred a net loss of $140,000, as compared to net income of $540,000 in the nine month period ended September 30, 2002. The decline in the segment’s profitability is a result of the business model change we made in February 2003.

General and administrative expenses were approximately $2,282,000, or 80.2%, of finance segment revenues for the nine months ended September 30, 2003, as compared to $1,859,000, or 65.0%, of segment revenues in the prior year period. The increase in general and administrative expenses reflects $260,000 for provision for loan losses. The remainder of the increased costs is attributable to professional fees (legal and public accounting), insurance and benefits.

Interest expense was $700,000 for the nine-month period ended September 30, 2003 as compared to $105,000 of interest expense in the prior year period. The increase in interest expense from the prior year period is principally due to borrowing under the credit facility resulting from the business model change from selling RIO portfolios to holding RIO portfolios.

Liquidity and Capital Resources of the Company

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At September 30, 2003, we had $3,305,000 in cash.

Cash generated from operations was $3,732,000 for the nine-month period ended September 30, 2003 as compared to cash used in operations of $899,000 for the nine-month period ended September 30, 2002. Cash flows generated from operations in the nine-month period ended September 30, 2003 includes approximately $1,170,000 from the sale of RIOs, net of RIO’s purchased for sale, as compared to cash utilized of $2,074,000 in the prior year period. Excluding cash flows related to RIOs, cash generated from operations was $2,562,000 and $1,175,000, for the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003, we utilized approximately $1,162,000 for capital expenditures principally consisting of machinery and equipment, leasehold improvements, and computer hardware and software. Of this amount, approximately $575,000 was used for the establishment of our regional deck sales, manufacturing and installation center in Glen Mills, Pennsylvania. This facility, which opened in October 2003, serves The Home Depot customers in the greater Philadelphia area and central New Jersey region under our deck sales and installation agreement with The Home Depot.

At September 30, 2003, we had the following obligations under our credit and debt obligations:

Revolving Credit Facility – DZ Bank	$27,128,000
Note payable – First Savings Bank	$2,600,000
Revolving Line – Frost Bank	$3,894,000
Line of Credit – Frost Bank	$410,000
Term Loan – Frost Bank	$710,000
Mortgage – GE Capital	$2,058,000
Other notes payable	$23,000

To facilitate the change in our consumer finance subsidiary’s business model from selling portfolios of RIOs to a buy and hold strategy, FCC entered into a $75 million credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschafsbank, Frankfurt AM Main as agent. The credit facility is a five-year program in which Autobahn funds loans made to us through the issuance of commercial paper.

The credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and FCC is required to provide the remaining 10%.

Among other provisions, the credit facility requires each advance under the facility be an amount not less than $250,000 which will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the issuer’s then current commercial paper rate plus 2.5%, and if the Excess Spread, as that term is defined in the credit facility, is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. Per the terms of the credit facility, we were required to pay the agent’s fees and expenses, including a structuring fee in the amount $375,000, to complete the transaction. Including these fees, transaction costs were approximately $787,000 and are being amortized to interest expense over the term of the agreement.

In June 2003, FCC purchased from Bank One, N.A. a $23,098,000 portfolio of RIOs for approximately $24,276,000, including accrued interest of $218,000, transaction related expenses of $108,000 and premium of $960,000. The RIOs purchased had been previously sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. We purchased the portfolio in order to increase our portfolio size and reduce the transition time for FCC to return to profitability as a result of the change in FCC’s business model. In July 2003, FCC purchased an additional $658,000 portfolio of RIOs from Bank One, N.A. for a net purchase price of $545,000.

The RIO portfolio purchases were financed through a combination of a loan from First Savings Bank, or FSB, and the utilization of FCC’s credit facility with DZ-Bank. Since the maximum advance under the credit facility is 90% of the outstanding balance of the RIOs, to facilitate FCC’s required participation in the transaction, FCC obtained a $4 million loan from FSB. Interest on the FSB loan is at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. Subsequent to the initial RIO portfolio purchase, FCC sold approximately $5.0 million of RIOs. Proceeds from the sale were utilized to pay down the FSB loan and the credit facility. One of our directors, Donald A. Buchholz, is a director of FSB and its parent.

On May 30, 2003, we obtained a loan with Frost National Bank. The loan agreement includes a $5.0 million revolving line of credit, a $2.0 million line of credit, and a term loan in the amount of $775,000. Simultaneous with the execution of the Frost loan agreement, all of our prior credit agreements with Frost Bank were terminated and our outstanding balances from the then existing Frost loans were refinanced under the new Frost loan agreement.

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under the FCC credit facility, or if the borrowing base is less than the outstanding principal balance under the revolving line. Interest on the revolving line is payable monthly at LIBOR plus 2.6%. The revolving line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. The revolving line is secured by substantially all of our assets and we and our subsidiaries are guarantors. At September 30, 2003, we had outstanding borrowings of approximately $3,894,000 under the revolving line, as compared to $2,721,000 outstanding at December 31, 2002 under our prior Frost revolving line.

Prior to entering into the credit facility with DZ Bank in February 2003, FCC typically held RIOs for less than three months before selling portfolios of RIOs to unrelated financial institutions or insurance companies; therefore any outstanding balance under the Frost revolving line was classified as a current liability. FCC currently holds RIOs until the first required payment is made by the customer, typically within 30 days, and then sells the RIO portfolios to its subsidiary FCCA, utilizing the DZ Bank credit facility to refinance and pay down the revolving line. Therefore, we have classified our outstanding obligation under the Frost revolving line as a long-term obligation.

The Frost line of credit allows borrowings up to $2 million for working capital. Borrowings and required payments under the line of credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2003 we had outstanding borrowings of $410,000 under the Frost line of credit, with a remaining borrowing capacity of $1,590,000. The Frost line of credit matures May 30, 2004. Interest on the Frost line of credit is payable monthly at LIBOR plus 2.6%. The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The term loan is secured by substantially all our assets. At September 30, 2003, the outstanding balance of the term loan was approximately $710,000.

We have obtained a mortgage in the amount of $2,125,000 from GE Capital Business Asset Funding which we used for the purchase of USA Deck’s warehousing, manufacturing and office facilities. The mortgage is secured by the property. Interest on the mortgage is 7.25% and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 2018.

Our credit and loan facilities contain covenants, which among other matters, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from paying cash dividends on common stock.

In August 2003, we amended our sales and installation agreement with The Home Depot to extend the term of the agreement to October 2005 and to add new territories. Pursuant to the agreement, we will sell, furnish and install wood deck systems to The Home Depot customers in over 200 The Home Depot stores in markets in the metropolitan areas of Washington, D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut and the states of New Jersey and Pennsylvania. Our decks and installation services will be promoted in The Home Depot stores under our Designer Deck brand name.

To implement our sales and installation agreement with The Home Depot, we plan to open deck sales, manufacturing and installation facilities servicing The Home Deport stores within a 100-mile radius in new The Home Deport markets we serve, as well as complementary deck sales centers within the new markets.

Also, in August 2003, we announced a one-year pilot program with The Home Depot whereby we will be the exclusive provider of kitchen cabinet refacing products and related installation services in The Home Depot stores in designated markets in California, Oregon, Washington and Colorado, representing over 220 The Home Depot stores. The Home Depot will primarily be responsible for marketing our kitchen cabinet refacing products in its stores as part of its At-Home Services program. We will provide the kitchen cabinet refacing products and installation services for The Home Depot customers. We currently operate sales and installation centers in each of Los Angeles, California, Denver, Colorado and Portland, Oregon which we utilize in conjunction with our participation in The Home Depot kitchen cabinet refacing At-Home Services program. We anticipate establishing four additional sales and installation centers in California and one sales and installation center in Seattle, Washington as we enter new markets under this program.

We believe that we will have sufficient cash and borrowing capacity under our credit and loan facilities to meet our anticipated working capital needs for our current operations over the next twelve months. However, we will need additional capital to fund the expansion of our operations under the agreements with The Home Depot during the next 18 to 24 months. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. The failure to secure additional financing, if needed, could impair our ability to fulfill our obligations under The Home Depot agreements.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period ending after December 15, 2003. The Company is still determining the impact, if any, that FIN No. 46 will have on its financial statements.

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

In February 2003, the Company’s finance subsidiary entered into a $75 million credit facility to finance the purchase of RIOs. The credit facility requires each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5%. Consequently, in the future, the Company’s exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the credit facility contain fixed-rate interest terms. If the Excess Spread, as that term is defined in the credit facility, is less than a specified level, the Company is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating the the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	CHANGE IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 29, 2003, in connection with the purchase of certain assets of E & K, Incorporated, a Portland, Oregon home improvement company specializing in kitchen remodeling, the Company paid the seller $60,000 cash and issued 4,700 restricted shares of its common stock valued at $50,000. We relied upon the exemption provided in Section 4(2) of the Securities Act of 1933 for the issuance of the 4,700 shares. There were no underwriters involved in this transaction.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The information required by this item was previously reported by the registrant in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed with this Report:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification of Chief Financial Officer required by Section 302 of SOX.

32.1	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted pursuant to Section 906 of SOX.

(b)	Reports on Form 8-K.

On August 8, 2003, the Company filed a report on Form 8-K reporting the Company’s announcement via press release of the Company’s results of operations for its second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 14, 2003 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS

Murray H. Gross, President and Chief Executive Officer

By:	/s/ ROBERT A. DEFRONZO

Robert A. DeFronzo Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification of Chief Financial Officer required by Section 302 of SOX.

32.1	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted pursuant to Section 906 of SOX.