Form 10-K
period 2003-12-31
US HOME SYSTEMS INC
filed 2004-04-06
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 0-18291

U.S. HOME SYSTEMS, INC.

(Name of Issuer Specified in Its Charter)

Delaware	75-2922239
(State of Incorporation)	(I.R.S. Employer Identification No.)

750 State Highway 121 Bypass, Suite 170 Lewisville, Texas	75067 (Zip Code)
(Address of Principal Executive Offices)

(214) 488-6300

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:

None

Securities registered under Section 12 (g) of the Exchange Act:

$.001 Par Value Common Stock

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 17, 2004, 6,529,535 shares of the Issuer’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2003, was $36,200,179.

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

The following documents are incorporated by reference: None.

i

ii

PART I

BUSINESS

Overview

We are engaged in the manufacture, design, sale and installation of custom quality, specialty home improvement products, and we are a provider of financing services to customers of residential remodeling contractors throughout the United States. We had revenues of $78.6 million and net income of $1.5 million for the year ended December 31, 2003. Our home improvement segment reported revenues of $74.2 million and net income of $1.7 million and our consumer finance segment generated revenues of $4.3 million and a net loss of $180,000 for the year ended December 31, 2003.

Our principal offices are located at 750 State Highway 121 Bypass, Suite 170, Lewisville, Texas 75067, and our telephone number is (214) 488-6300. Our common stock is traded on the Nasdaq SmallCap Market under the symbol “USHS”.

On February 13, 2001, U.S. Home Systems, Inc., which was then known as U.S. Pawn, Inc., or U.S. Pawn, acquired U.S. Remodelers, Inc., or U.S. Remodelers, by merging its wholly-owned subsidiary with and into U.S. Remodelers with U.S. Remodelers surviving as our wholly owned subsidiary. The terms of the merger required that U.S. Pawn sell all of its pawnshop operations and settle all of its liabilities before the merger could be completed. Simultaneously with the completion of the merger, U.S. Pawn reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. Following the merger, U.S. Home Systems, Inc. succeeded to the business of U.S. Remodelers.

Except as otherwise indicated by the context, references in this annual report to “we,” “us,” “our,” or the “Company” are to the combined business of U.S. Home Systems, Inc. and its subsidiaries. We have registered the “Facelifters,” “Designer Deck,” “Deck America,” “Cabinet Clad,” and “Invisanail” names as trademarks in the United States. This annual report includes trademarks other than those identified in this paragraph. The use of any such trademark herein is in an editorial form only and to the benefit of the owner thereof, with no intention of infringement of the trademark.

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that reflect management’s current views, which can be identified by the use of terms such as “may,” “will,” “could,” “should,” “believes,” “estimates,” “plans,” “expects,” “anticipates,” “predict,” “potential,” “intends,” or “continue,” or the negative of such terms or by discussions of strategy, future operating results or events. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Risk Factors” section herein. These factors may cause our actual results to differ materially from any forward-looking statement.

We are engaged in two business segments, the home improvement business and the consumer finance business. Accordingly, our reportable segments have been determined based on the nature of the products offered to consumers.

The following should be read in conjunction with the 2003 financial results of each reporting segment as detailed in Note 3, “Information About Segments” in our consolidated financial statements included elsewhere herein.

Home Improvement

We manufacture or procure, design, sell and install a wide range of remodeling products through our home improvement segment.

Kitchen, Bath and Windows. Our kitchen, bath and window product lines include replacement kitchen and bathroom cabinetry and cabinet refacing products, countertops, other related products utilized in kitchen and bathroom remodeling, and replacement windows. Our products are marketed directly to consumers through a variety of media sources under nationally recognized brands, The Home Depot At-Home Services, The Home Depot Cabinet Refacing, Century 21 Home Improvements, and Renewal by Andersen, and our brands, Facelifters and Cabinet Clad. We operate 19 kitchen, bath and window sales and installation centers in 12 states serving 14 major metropolitan areas and maintain a marketing center in Boca Raton, Florida. Our cabinet refacing products, custom countertops, and bathroom cabinetry are manufactured in our Charles City, Virginia facility.

Wood Decks. Our wood deck product lines include wood decks and related accessories. We believe that we are the only company in the United States that has developed and applied the concept of modular designed, pre-engineered, factory built, quality decks that are typically installed in one day. Our deck products are marketed directly to consumers through a variety of media sources, selected neighborhood canvassing programs, and in-store displays in The Home Depot stores where our products and services are sold. Our decks and installation services are marketed under our USA Deck-Designer Decks brand and The Home Depot At-Home Services brand. We operate five wood deck sales centers, three of which also serve as manufacturing facilities, which collectively serve seven Mid-Atlantic and Northeastern markets. We manufacture the components for our decks utilizing non-arsenic pressure-treated lumber at our Woodridge, Virginia, Glen Mills, Pennsylvania and Westboro, Massachusetts facilities.

Consumer Finance

We operate within a niche market of the home improvement consumer finance industry. We purchase retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States including RIOs originated by our own home improvement operations. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other residential remodeling contractors. As of December 31, 2003, our RIO portfolio was approximately $35.5 million and our average RIO balance was approximately $6,500 with a weighted average maturity of 109 months.

In the first quarter of 2003, we changed our consumer finance business model to implement a strategy of holding RIOs rather than packaging them for sale to credit institutions. We believe this new strategy will provide us with greater earnings potential in the long-term, because we will earn finance charges for the life of the RIO, as opposed to the lesser, one-time premium that we previously earned upon the sale of the RIOs. To facilitate this change, in February 2003, we entered into a $75 million secured credit facility. The credit facility provides us with a capital source to expand our consumer finance business by increasing the amount of RIOs financed for customers of our existing residential remodeling contractors and by originating relationships with new contractors. Our new strategy will allow us the flexibility to offer sales-enhancing credit programs to our home improvement customers as well as the customers of our other residential remodeling contractors. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. Although our strategy is to hold RIOs, we may sell a portion of our RIOs, from time to time to obtain additional working capital or pay down amounts outstanding under our credit facility.

Our Business Strategies

Our objective is to grow our home improvement and consumer finance businesses. We intend to pursue this objective through the following business strategies:

Expand Our Product Distribution and Grow Our Business Through Our Relationship with The Home Depot

We market and sell our wood decks and our kitchen and bathroom refacing solutions to The Home Depot customers in selected markets. We will offer our wood deck products and services in over 240 Northeastern and

Mid-Atlantic Home Depot stores. Under our kitchen cabinet refacing pilot program with The Home Depot, we will be the exclusive provider of kitchen cabinet refacing products and related installation services in over 220 stores in California, Oregon, Washington and Colorado. Under our bathroom refacing pilot program with The Home Depot, we will provide bathroom refacing products and related services in approximately 130 The Home Depot stores in the Los Angeles and San Diego, California and Denver, Colorado markets. Our relationship with The Home Depot provides us with a new distribution channel for our products. By combining the brand name recognition and distribution presence of The Home Depot with our manufacturing and installation programs, we believe that we have the opportunity to profitably grow sales of kitchen and bathroom refacing solutions. We will continue to seek opportunities to expand our relationship with The Home Depot into new geographic markets and to add new products in our The Home Depot distribution channel.

Build Market Share in New Markets

During the next 18 to 24 months, primarily based on our agreements with The Home Depot, we plan to expand our presence in the Mid-Atlantic and Northeastern states with our deck products and to further expand into California, Oregon, Washington and Colorado with our kitchen cabinet and bathroom refacing products. As we enter new markets under The Home Depot name, we may also look to offer other non-competing specialty home improvement products under our own brands. We will seek other opportunities to enter new markets where we do not service The Home Depot through strategic acquisitions or organic growth.

Grow Our Consumer Finance Segment

We recently changed our consumer finance business model to implement a strategy of holding RIOs that we purchase from residential remodeling contractors rather than packaging them for sale to credit institutions. This new strategy will provide us with the opportunity to earn finance charges for the life of the RIO, as opposed to the lesser, one-time premium that we previously earned upon the sale of the portfolios. We executed on this strategy by entering into a $75 million secured credit facility that has enabled us to accumulate approximately $35.5 million of RIOs at December 31, 2003. This credit facility will increase our ability to finance RIOs and originate relationships with new contractors. Our new strategy provides us with the flexibility to offer sales-enhancing credit programs to our home improvement customers as well as the customers of our existing residential remodeling contractors.

Pursue and Successfully Integrate Strategic Acquisitions

We believe that an opportunity exists to acquire related and complementary businesses in the fragmented residential remodeling industry. The residential remodeling industry is characterized by a proliferation of small local competitors, a need for growth capital, and a potential for significant economies of scale. We will seek acquisition candidates that offer us entry into new markets, complementing or adding to our existing products and services, or providing us with additional distribution channels. We will also seek acquisition candidates that provide us with manufacturing, marketing and revenue synergies. Since 2001, we have made several acquisitions, the most significant of which were First Consumer Credit, Inc., or FCC, and USA Deck. We believe our expansion through acquisitions has been managed and controlled, and each acquisition has been effectively integrated into our operations.

Home Improvement Segment

Industry Overview

The majority of our operations fall under the broadly defined home improvement industry. According to the National Association of Home Builders, the remodeling industry is a highly fragmented $150 billion industry. A 2003 study by the Joint Center for Housing Studies of Harvard University states that there are more than 200,000 firms and 600,000 self-employed remodelers that derive most of their revenue from remodeling jobs. According to the 2003 Qualified Remodeler Top 500 list, we are the third largest remodeler in the United States in terms of revenue.

We believe that remodeling and replacement activity most often occurs within the first year of purchase of a home and is impacted greatly by the age of the property. Consequently, increases in primary and secondary home ownership as well as increased housing turnover are two key economic factors driving the industry. Total annualized housing turnover, which is a combination of new home sales and existing home sales, has remained above 6,000,000 units for the past three years according to historical data published by Bloomberg. According to the US Census Bureau, this strength in the housing market has resulted in a home ownership rate of 68%.

Our Home Improvement Business

Products and Services. The following charts and discussion summarize our product lines and services, the brands under which our products are marketed and the percentage of our consolidated revenues that each of our product lines accounted for during the last three fiscal years.

Product Lines	Brands(1)
Kitchen Refacing	The Home Depot Cabinet Refacing Century 21 Home Improvements Facelifters Cabinet Clad

Bathroom Refacing	Century 21 Home Improvements Facelifters

Replacement Windows	Century 21 Home Improvements Renewal By Andersen Facelifters

Wood Decks	The Home Depot At-Home Services USA Deck – Designer Decks

(1)	Brands vary by geographical market.

	Percentage of Consolidated Revenue
Product Lines	2003	2002	2001
Kitchen Refacing	50%	69%	84%
Bathroom Refacing	13%	13%	7%
Replacement Windows	8%	7%	7%
Wood Decks	24%	2%	0%

Kitchen Refacing: Kitchen remodeling includes replacement kitchen cabinetry and kitchen cabinet refacing. Cabinet refacing is a remodeling technique in which existing cabinetry framework is retained but all exposed surfaces are changed. Under our cabinet refacing system, doors, drawers, drawer fronts, and drawer boxes are replaced, all hardware is replaced, and all exposed cabinet surfaces are covered with matching laminate. We also provide laminate and Corian countertops, matching valances, molding, replacement sinks, faucets, add-on or replacement cabinets, space organizers, lazy susans and slide-out shelving. All of our cabinet refacing products, with the exception of Corian countertops, sinks, hardware and faucets, are manufactured in our Charles City, Virginia facility. Cabinet refacing provides consumers with a lower-cost alternative to total cabinet replacement.

Bathroom Refacing: Our bathroom remodeling products include acrylic tub liners and wall surrounds, vanity cabinetry refacing and replacement vanity cabinets, bowls, faucets, commodes and shower doors. With the exception of the vanity cabinetry refacing and the replacement vanity cabinets, we purchase these bathroom remodeling products from unaffiliated suppliers and perform all installation services.

Replacement Windows: With the exception of the greater Los Angeles market, we purchase our replacement vinyl windows from unaffiliated non-branded suppliers and perform the installation services for our customers.

In the greater Los Angeles area, we serve as the exclusive window replacement retailer on an installed basis for Renewal by Andersen, or RbA. The RbA windows are high quality replacement windows distributed by RbA retail partners in selected markets. We also sell patio doors for Renewal by Andersen.

Wood Decks: We are a provider of wood decks and related accessories. We have developed a solution for the fabrication and installation of decks and deck enclosures. We believe that we are the only U.S. company that has developed and applied the concepts of modular designed, pre-engineered, factory built, quality decks that are typically installed in one day. We operate a sales, manufacturing and lumber treatment facility in Woodbridge, Virginia and two additional wood deck sales centers collectively serving the Washington, D.C., Baltimore, Maryland; Philadelphia, Pennsylvania; and Richmond and Norfolk, Virginia markets. We also operate two regional sales, manufacturing and installation centers in Glen Mills, Pennsylvania and Westboro, Massachusetts to support our wood deck sales to The Home Depot At-Home Services customers in the greater Philadelphia area and central New Jersey region, and the greater Boston area. Our customers, including our The Home Depot customers, are able to choose from one of our 12 Designer Deck models or customize their own deck of choice.

The major components of a Designer Deck system include:

•	Our Wood-on-Wood Understructure and Foundation: Outdoor decks are exposed to constant “wet to dry” and “freezing to thawing” cycles, which cause expansion and contraction not present in interior construction. These extreme climate-related conditions could cause problems such as cracking, buckling and structural failure when decks are constructed using joist hangers. Using our patented Wood-on-Wood understructure (no metal joist hangers) and pre-cured foundation system, we are able to solve these problems and provide a safe, durable deck for our customers.

•	Invisanail Deck Flooring: Due to our use of pre-engineered and manufactured components, we are able to eliminate unsightly and dangerous nail heads that often rust and rise up from a deck’s surface. We accomplish this through our patented Invisanail fastening technique in which deck modules are nailed and fastened underneath the deck. This unique fastening system eliminates nail head exposure on the surface of a deck, creating a safer and more attractive deck.

Marketing and Sales. We market our home improvement products through a variety of sources including television, direct mail, in-store displays, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing and telemarketing. We maintain a marketing center in Boca Raton, Florida where we receive in-bound calls in response to our media advertising for kitchen, bathroom and replacement window products, and we make outbound calls to selected prospects who have requested to be contacted. Our marketing center personnel follow prepared scripts and schedule in-home sales presentations.

Although not contractually required to promote or advertise our products, The Home Depot is currently marketing our wood deck and kitchen cabinet refacing products by including them in its At-Home Services program. We provide in-store displays in each The Home Depot store, and in certain markets, we conduct neighborhood canvassing programs. Our deck installation program is advertised in The Home Depot stores on a full sized Designer Deck display with signage, including published pricing and deck details. Additionally, full color, extra large brochures and CD-Rom brochures detailing the 12 Designer Deck models and pricing are made available to The Home Depot consumers. We also provide a Designer Deck product catalog containing detailed information available at the “At-Home Services” kiosk in each store. In addition to this in-store marketing campaign, The Home Depot is supporting a comprehensive direct marketing campaign, which includes door-to-door visits and advertising in other forms of media. In connection with our kitchen and bathroom cabinet refacing pilot programs, we expect The Home Depot will include our products in similar advertising efforts.

Our sales representatives conduct their in-home sales presentation in accordance with our structured marketing programs. We utilize computer software to monitor responses and sales results of our sales staff, including tabulating results of in-home presentations on a daily basis. Such information provides data upon which we evaluate each direct sales representative’s performance. We continually strive to improve the rate at which our sales professionals convert appointments into sales orders.

Manufacturing and Installation. We manufacture cabinet refacing, custom countertops, bathroom cabinetry and wood deck products and perform the installation of these products for our customers.

Kitchen, Baths and Windows: We manufacture our cabinet fronts, laminate countertops, and cabinets faced with high-pressure laminate or thermo foil at our 70,000 square foot facility in Charles City, Virginia. We purchase all other products from third-party suppliers.

With the exception of occasional warranty and other service work, independent contractors who meet our qualifications perform substantially all of our kitchen, bath and window installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation and enter into a written agreement with us. We issue to our contractors a work order, which specifies all work to be performed pursuant to the sales agreement, for each of our remodeling projects. The contractor can then pick up all necessary materials for the project at our local branch office.

Kitchen, bath and window installations are generally completed within 55 days after a sales agreement is signed, and within three to five workdays from commencement of the installation. Upon completion, the contractor obtains a certificate of completion signed by the customer and returns all documentation and excess materials to us. We pay the contactor upon the satisfactory completion of each job. Fees paid by us to the contractor for an installation are based upon an amount negotiated between the contractor and us.

Wood decks: To serve our deck customers in the Mid-Atlantic region, we manufacture the components of our deck products at our 45,000 square foot facility in Woodbridge, Virginia. In October 2003, we opened our deck manufacturing center in Glen Mills, Pennsylvania to service The Home Depot customers in the greater Philadelphia area and central New Jersey region. The Glen Mills facility consists of approximately 25,000 square feet, of which 19,000 square feet is dedicated for our wood deck manufacturing operations, with 6,000 square feet utilized as our sales and administration office. In March we opened a 20,000 square foot deck sales and manufacturing center in Westboro, Massachusetts to serve our deck customers in the Boston, Massachusetts area. During the next 18 to 24 months we anticipate opening additional deck manufacturing centers as well as complementary deck sales facilities to support our roll-out in new markets contemplated by our agreement with The Home Depot.

We have developed a patented system for the fabrication and installation of high quality decks. Included in the manufacturing process are our patented factory built Wood-on-Wood understructure and foundation, our Invisanail deck flooring system, our railing systems manufactured to customers’ specifications and our pre-assembled stairway and accessories product lines. Our deck patents include “Invisanail,” a unique fastening system in which deck modules are nailed from underneath to prevent the checking and cracks that often mar top-nailed decks. In addition, the module deck components we fabricate drop into understructure notches, eliminating the need for metal joist hangers.

Our decks are installed by our employee installation crews, typically comprised of three members. All of our crew members are trained thoroughly prior to performing installations, including completing a seven-part training course covering all aspects of Designer Deck installation. Our unique system of deck manufacturing and installation reduces the need for highly skilled, custom deck carpenters. Rather, we emphasize training professional deck assemblers, a strategy that will enable us to expand into new geographic markets without the higher cost, and often scarcity, of skilled labor. Deck installations are typically completed within 60 days from the receipt of the order, and usually completed in one day upon commencement of the installation.

Competition. We face significant competition in our respective markets. Reputation, price, workmanship and level of service are among the differentiating factors within the industry. We compete with numerous home improvement contractors and home center retailers in each of the markets in which we operate, including Sears, Sam’s Warehouse Club and Lowe’s and, in some markets, The Home Depot. As we implement our business strategy, we anticipate that we will face greater competition from home center retailers who have significantly more capital resources than we have. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services. In addition to home improvement contractors and home centers, competition for our deck products comes from other wood deck producers, both pressure treated and other types, as well as non-wood alternatives, such as composites and plastics.

Raw Materials. We are not dependant upon a single source for our principal raw materials, and such raw materials have, historically, been readily available. Raw materials used in the manufacturing and installation process, including solid surface countertops, are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials are, and will continue to be, available from numerous suppliers at competitive prices. We purchase lumber utilized in our lumber treatment and deck manufacturing facility in Woodbridge, Virginia, and pre-treated lumber for our Glen Mills, Pennsylvania and Westboro, Massachusetts facilities from local suppliers at current market prices which are subject to price fluctuations. We believe that we will be able to purchase an adequate supply of non-arsenic treated lumber from local suppliers at competitive prices in the new markets we enter pursuant to the roll-out of our deck program with The Home Depot.

Warranties. For our kitchen and bath products, in addition to the manufacturers warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and, under certain of our agreements, a limited warranty covering defective materials. For our window products, in addition to the manufacturers warranty for defective materials, we provide a warranty for labor. We require each of our independent contractors to correct defective workmanship for a 12-month period.

For our deck products, we provide a one-year warranty covering defective workmanship, a three-year warranty on structure and a limited lifetime warranty against rot, decay and termites.

Historically, we have not experienced significant warranty claims.

Customer Payment. Our customers pay for their home improvement products and services upon completion of the project. Payments are made in cash, by personal check, or credit cards, or by financing arranged by us.

Seasonality. Our business is subject to seasonal trends. We typically face reduced demand for our home improvement products during the fourth quarter holiday season, which negatively impacts our first quarter revenues and results of operations. Our business may also be adversely affected by extreme weather conditions in the markets that we serve.

Our Material Agreements

The Home Depot Relationship

In August 2003, we entered into a one-year pilot program with The Home Depot to be the exclusive provider of kitchen cabinet refacing products and related installation services in over 220 The Home Depot stores in designated markets in California, Oregon, Washington and Colorado. We provide in-store displays of our products and services, employees to man the in-store displays, training to The Home Depot sales personnel for marketing of our products and services, and we will follow up sales leads with in-home visits to potential customers. We provide the products, labor and installation services necessary to complete customer orders generated by The Home Depot sales leads. Although not required by the terms of the agreement, The Home Depot assists us with the marketing of our kitchen cabinet refacing products and services by including them in its At-Home Services marketing program and provides us with sales leads generated by our in-store displays and The Home Depot marketing programs. Sales contracts generated with The Home Depot customer leads are between the customer and The Home Depot. However, the agreement requires us to make necessary repairs to address any customer complaints or warranty claims. We share with The Home Depot a percentage of the gross revenues collected from customers as payment for our products and services in this program. During the term of the program, we are not allowed to enter into any similar agreements with specified competitors of The Home Depot. The pilot program may be terminated by either party with thirty days’ written notice upon a breach by either party of any obligation under the pilot program agreement if such breach is not remedied within 30 days. Unless the pilot program agreement is terminated or extended, it will automatically renew on a month-to-month basis.

In February 2004, we entered into a one-year pilot program with The Home Depot whereby we will provide custom designed, installed bathtub liners and wall surrounds and related services to approximately 130 The Home Depot stores. The terms of our bathroom refacing pilot program agreement are similar to our kitchen refacing pilot program agreement with The Home Depot, except that (1) the percentage of the gross revenues we receive from the sale of our bathroom refacing products and services in this program is slightly higher than as provided in our kitchen refacing program with The Home Depot and (2) the bathroom refacing pilot program does not provide that we will be the exclusive provider to The Home Depot in the designated markets of our bathroom products and services.

In August 2003, as a result of the successful completion of a pilot program with The Home Depot in selected Mid-Atlantic markets, we amended our wood deck sales and installation agreement with The Home Depot to extend the term of the agreement to October 2005 and to add new markets. Pursuant to the agreement, we sell, furnish and install wood deck systems to The Home Depot customers in over 240 The Home Depot stores in the metropolitan areas of Washington, D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Boston, Massachusetts, Hartford, Connecticut and the states of New Jersey and Pennsylvania. The Home Depot has taken primary responsibility for the marketing of our decks to its in-store customers. We follow up sales leads generated by our in-store displays and The Home Depot marketing programs with in-home visits to potential customers. We manufacture and install our decks for The Home Depot customers in the designated markets. All sales, contracts, refunds and credits are handled in accordance with The Home Depot’s systems and procedures. However, the agreement requires us to make necessary repairs to address any customer complaints or warranty claims. We share with The Home Depot a percentage of the gross revenues generated by the sale of our products and services in this program. The portion of the gross revenues to which The Home Depot is entitled in this program increases slightly during the first 18 months that we are active in a designated The Home Depot market and will thereafter be fixed for the remainder of the term. We are not allowed to sell or install wood deck products for other retailers, or under the name or trademark of other retailers, without The Home Depot’s consent. The agreement automatically renews for additional one year terms. Either party may terminate the agreement at any time by giving the other party not less than sixty days written notice of intent to terminate as of January 1 of the calendar year following the date of the notice.

Century 21 Agreement

In March 1997, we entered into a license agreement with TM Acquisition Corp., granting us the exclusive right to use certain “CENTURY 21” trademarks in connection with our marketing, selling, furnishing and installation of kitchen cabinet refacing products and services in certain designated markets. The agreement expires in March 2007 unless earlier terminated pursuant to the terms of the agreement, which includes our failure to meet minimum revenue requirements as described in the agreement. As compensation for the use of the trademarks, we are obligated to pay TM Acquisition Corp. a fee based upon our sales of kitchen cabinet refacing products and services in the specified territory. We do not expect that this agreement will be renewed when it expires in 2007.

Renewal by Andersen Agreement

In September 2001, we entered into a retailer agreement with Renewal by Andersen Corporation to be the exclusive retailer of Renewal by Andersen brand products in the Los Angeles market under the trade name “Renewal by Andersen of Los Angeles.” Pursuant to the agreement, we have opened two showrooms in the

Los Angeles area. Only Renewal by Andersen brand products are allowed to be shown in our showrooms. The agreement expires on December 31, 2006, subject to earlier termination, which includes our failure to substantially meet specified sales and customer satisfaction commitments and goals. During the term of the agreement we are not permitted to participate in or acquire a beneficial interest in any business that engages in the manufacture, sale, promotion, installation or servicing of window or patio doors within our designated Los Angeles market area.

Consumer Finance Segment

Industry Overview

The home improvement consumer finance industry occupies a niche market that involves extending credit to customers of residential remodeling contractors. Many regional and local banks and other entities extend this type of credit to consumers through various credit programs. Our consumer finance business competes with three general groups of home improvement financing providers: regional and local banks; larger national financial institutions; and specialty/niche companies.

Regional and Local Banks: Regional and local banks represent the largest of the three groups and tend to focus on highly qualified, solid “A” rated customers as measured by the customer’s credit score.

Larger National Financial Institutions: GE Credit and Key Funding, a division of Key Bank, are the major national players in this category. The interest rates for these credit products are usually higher than many of the other products in the industry, but are attractive because they are easy to obtain and use.

Specialty/Niche Companies: This category of companies, which includes us, offers a variety of credit products that focus upon a specific segment of the home improvement financing market either by varying rates, product structure, customers, or security. A majority of these companies act as brokers in these transactions by buying the retail installment obligations, or RIOs, from the contractors and then reselling them to other financial institutions. This was the model that we employed prior to implementing our current strategy of buying and holding the RIOs.

Our Consumer Finance Business

General. We purchase RIOs from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. The availability of this financing program provides our home improvement operations with a consistent and reliable source for our customers’ financing needs and enables us to offer a broad range of credit products to our customers and residential remodeling contractors that we believe may not otherwise be available to them from traditional financing sources.

In the first quarter of 2003, we changed our consumer finance business model to implement a strategy of holding RIOs we purchase from pre-approved residential remodeling contractors and those originated by our home improvement operations rather than packaging them for sale to credit institutions. We expect this new strategy will provide us with greater earnings potential in the long-term, because we will earn finance charges for the life of the RIOs, as opposed to the lesser, one-time premium that we previously earned upon the sale of the RIOs. To facilitate this change, in February 2003, we entered into a $75 million secured credit facility. The credit facility provides us with a capital source to further expand our consumer finance business by increasing the amount of RIOs financed for existing residential remodeling contractors and by originating relationships with new contractors. Our new strategy will allow us the flexibility to offer sales-enhancing credit programs to our home improvement customers as well as the customers of our residential remodeling contractors. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. The credit facility is secured by the RIOs. We only purchase RIOs for owner-occupied single family and multi-family units. We do not purchase loans associated with commercial properties. Although our strategy is to hold RIOs, we may sell a portion of our RIOs from time to time to obtain additional working capital or pay down our credit facility.

Our credit facility restricts us from purchasing RIOs from home improvement contractors unless the contractors meet certain eligibility standards as specified in our credit facility. The RIOs we purchase must also meet certain minimum credit and other underwriting criteria as provided in our credit facility. Additionally, we must provide our lender with a monthly statement reporting the amount of secured and unsecured RIOs, charge offs, delinquencies and other portfolio characteristics. We believe our compliance with the underwriting, collection and reporting requirements under our credit facility coupled with our internal credit and collection policies provides us with adequate controls to effectively manage credit risks relating to our RIO portfolio.

Underwriting and Credit Policies. Prior to approving the purchase of each RIO, we utilize underwriting criteria primarily based upon a customer’s credit score as reflected on reports issued by several credit reporting agencies. In addition to a customer’s credit and bankruptcy scores, we evaluate job stability, time in residence and, if a secured RIO, property value.

We utilize credit scores generated by several credit reporting agencies as a credit evaluation tool. The credit score allows financial institutions to make credit-related decisions based on the likelihood that the credit obligations of a borrower will be paid as expected. The credit score is a predictive measure that represents the probability that a borrower will timely repay the credit obligation over a given time period and is primarily based on the individual borrower’s credit history.

Although we may have a security interest in the customer’s property, we primarily rely on the creditworthiness of the customer. Our unsecured RIO customers are subject to more stringent underwriting standards and require higher credit scores than our secured RIO customers.

Upon receipt of a RIO application from an approved contractor, we thoroughly review all items for accuracy. The customer and the contractor sign a certificate confirming completion of the project and satisfaction of the customer with the associated residential improvement work. We contact every applicant via telephone to independently confirm contract terms and successful project completion.

Service and Collection. We historically negotiated commitments with banks, insurance companies and other financial institutions for the sale of our RIO portfolios. For one of the purchasers we provided, for a fee, collection and servicing of these accounts on behalf of the purchaser. We currently buy and hold RIOs, collecting finance charges and servicing them for the life of the RIO.

Portfolio Characteristics. At December 31, 2003, we owned and serviced a RIO portfolio of approximately $35.5 million. During 2003, we have experienced $172,000 in loan losses and at December 31, 2003, we had 13 delinquent accounts of 31 days or greater with an aggregate balance of $106,217. At December 31, 2003, the weighted average credit score for our portfolio was 658. We are prohibited under our credit facility from purchasing an unsecured RIO with a credit score less than 640 or a secured RIO with a credit score of less than 580. Our $35.5 million RIO portfolio consists of approximately 75% of secured RIOs and 25% of unsecured RIOs. Approximately $9.0 million of the $35.5 million portfolio was originated by our own home improvement operations.

As of December 31, 2003, our average RIO balance was approximately $6,500 with a weighted average maturity of 109 months. Our credit facility prohibits us from purchasing a secured RIO with a principal balance of more than $50,000 or a term longer than 240 months or an unsecured RIO with a balance of more than $20,000 or term longer than 180 months.

Marketing and Sales. Sales representatives conduct our principal consumer finance marketing and sales activities. We call on prospective contractors and participate in industry trade shows. We maintain relationships with over 100 home improvement contractors, which generally supply a consistent flow of RIO purchase opportunities. With our current personnel, we believe we have the capacity to handle approximately 20% more RIOs than our current portfolio level. We plan to further expand our core business by developing new relationships with additional home improvement and remodeling contractors.

Competition. The principal competition in our home improvement consumer finance business comes from regional and local banks, large national financial institutions and specialty companies. Some of our competitors have substantially greater resources than we do.

Environmental and Government Regulations

Generally, our activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer credit financing, advertising, the licensing of home improvement contractors, zoning regulations, environmental protection, safety and health. For example, purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off” period of three or more business days in which to rescind their transaction. We are also subject to various state and federal laws related to telemarketing, including the National Do Not Call Registry which is part of the Federal Trade Commission Telemarketing Sales Rule and the Federal Communication’s Telephone Consumer Protection Act. We have procedures designed to comply with such laws and regulations. We do not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to our home improvement business operations.

Our consumer finance business is subject to various federal and state credit and lending regulations governing installment sales and credit transactions, relating to, among other things, required permits and licenses, usury, restrictions on amount of credit transaction fees charged to consumers, allowance for cancellation by consumers for a stated period of time after the credit transaction, required delivery to consumers of detailed information of the terms of the credit transaction and written disclosures to consumers of their legal rights and remedies for breach by lender or its assigns of applicable federal and state credit and lending statutes and regulations. Our consumer finance operations are subject to, for example, the Consumer Credit Protection Act, Truth In Lending Act, Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Owners Equity Protection Act and regulations issued by the Board of Governors of the Federal Reserve System. The RIOs we purchase are also subject to the statutes and regulations relating to consumer credit sales existing in the state in which the RIO originated. Depending on the coverage afforded consumer credit sales within a state’s regulatory framework, and the structure of the credit transaction, we may also be subject to certain states’ small loan or mortgage lending statutes. We have procedures designed to comply with such laws and regulations. We do not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to our consumer finance business.

Employees

At December 31, 2003, we had approximately 675 employees, including 128 employees engaged in marketing activities, 187 sales representatives, 202 manufacturing and installation employees, and 158 management and administrative personnel.

Risks Factors

Termination of our initiatives with The Home Depot would reduce our revenues, net income and available liquidity.

A significant component of our growth strategy includes growing our business with The Home Depot, including our agreement to sell our wood deck products in The Home Depot stores as part of their At-Home Services program. In August 2003, we amended our wood deck sales and installation agreement with The Home

Depot to add new markets and to extend the term of the agreement to October 2005. Pursuant to the amended agreement, we will sell, furnish and install wood deck systems to The Home Depot customers in certain Mid-Atlantic and Northeastern states. We anticipate that during the next 18 to 24 months we will establish additional wood deck manufacturing and installation centers as well as complementary wood deck sales facilities to support our roll-out in new markets contemplated by this agreement. During the year ended December 31, 2003, approximately 24% of our total revenues were derived from wood deck sales of which approximately 50% were attributable to sales under our agreement with The Home Depot.

This agreement may be terminated by either party on January 1st of each year upon 60 days prior notice, and may be terminated by The Home Depot on 60 days’ notice if we fail to comply with certain service standards under the agreement. The Home Depot is not contractually required to promote or advertise our products. If this agreement is terminated prior to the end of its term or is not renewed at the end of its term, whether as a result of our failure to fulfill our obligations under the agreement or The Home Depot’s decision to change its business strategy, our net income and liquidity may be reduced because our revenues from this program would not be realized at anticipated levels and those revenues may not be sufficient to meet expenses incurred in connection with the roll-out. Additionally, we would be required to focus our wood deck sales efforts on new distribution channels, and it is likely the capital investment in our wood deck sales, manufacturing and installation facilities in support of expansion of our The Home Depot relationship would be impaired, which may require a write-down of assets.

In August 2003 we entered into a one-year pilot program with The Home Depot as the exclusive provider of kitchen cabinet refacing products and installation services for over 220 The Home Depot stores in designated markets in California, Oregon, Washington and Colorado. In February 2004, we entered into a one-year pilot program with The Home Depot to provide our bathroom refacing products and installation services for approximately 130 The Home Depot stores in the Los Angeles and San Diego, California and Denver, Colorado markets. In order to meet the requirements of these pilot programs, we will need to establish additional sales and installation centers in California, Washington and Colorado to support our roll-out in these new markets. If we do not enter into longer term agreements with The Home Depot at the end of these one-year pilot programs, we would be required to seek alternative channels of distribution for our kitchen cabinet and bathroom refacing products and installation services in the markets covered by these pilot programs. Additionally, our net income and liquidity may be reduced because our anticipated revenues from these programs would likely not be realized at anticipated levels and may not be sufficient to cover expenses incurred in connection with these programs. If these pilot programs do not result in longer term agreements, our investment in additional sales centers in California, Washington and Colorado may be impaired, which may require a write-down of assets. During the year ended December 31, 2003, approximately 50% of our total revenues were derived from kitchen cabinet refacing product sales of which less than 1% were attributable to sales under our kitchen refacing agreement with The Home Depot.

Lower than anticipated revenues or higher than anticipated costs associated with our agreements with The Home Depot could reduce our net income and available liquidity and limit our ability to further expand our relationship with The Home Depot.

Lower than anticipated revenues or higher than anticipated expenses associated with our roll-out into new markets under our agreements with The Home Depot could reduce our net income and liquidity. Factors that could result in lower than anticipated revenues from our agreements with The Home Depot include less than anticipated demand for our products and unanticipated delays in implementing the roll-out into new markets due to factors that may include difficulties in attracting and training an adequate work force. Higher than anticipated costs from the roll-out into new The Home Depot markets could result from factors including increased or higher than anticipated real estate costs for new sales and manufacturing facilities, or higher than anticipated expenses for machinery, equipment, furniture and fixtures, product displays or inventory. If we are unable to maintain adequate liquidity, we may not be able to completely meet the obligations of our roll-out programs or to take advantage of future opportunities The Home Depot may present to us.

Difficulties in meeting our installation staffing needs could impair our ability to complete projects on time, which could in turn hurt customer relationships and reduce revenues.

To fulfill our growth expectations, we must retain and train a sufficient number of qualified installers. Historically, during periods of strong economic growth and low unemployment, we experience greater difficulty in meeting our installation needs. Our inability to retain qualified installers may impede our ability to timely complete our home improvement projects which could reduce our revenues and hurt our relationships with our customers and strategic partners.

Our failure to secure additional financing to fully fund our expansion plans with The Home Depot could result in termination of one or more of our agreements with The Home Depot which would reduce our revenues, net income and available liquidity.

Although we believe that we will have sufficient cash and borrowing capacity under our credit facilities to meet our anticipated working capital needs for the next 12 months, we will need additional financing to fully fund our projected future expansion with The Home Depot. Additional financing may not be available to us or, if available, such financing may not be on favorable terms. Our failure to obtain additional financing may cause our roll-out programs to proceed at a slower pace than projected which could result in termination of one or more of our agreements with The Home Depot causing a decrease in our revenues, net income and liquidity. Additionally, the capital investment in our sales, manufacturing and installation facilities in support of our The Home Depot roll-out programs could be impaired, which may require a write-down of assets.

If we raise additional capital through the issuance of equity securities or new borrowing, the rights of existing stockholders could be diminished and it may reduce our net income.

If we issue additional equity securities, the ownership percentage of our stockholders would be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

We depend on agreements with others and termination or non-renewal of these agreements could result in decreased revenues and net income.

We market a significant portion of our kitchen, bath and window products to consumers under a license agreement with a subsidiary of Century 21 Real Estate Corporation and an agreement with Renewal by Andersen, a subsidiary of Andersen Corporation. During the year ended December 31, 2003, approximately 37% of our total revenues were derived from sales of home improvement products and services under Century 21 brand names. During the year ended December 31, 2003, approximately 8% of our total revenues were derived from sales of windows and patio doors of which 78% were attributable to sales under our agreement with Renewal by Andersen.

The license agreement with Century 21, which terminates in 2007, gives us the right to market, sell and install certain products in specific territories under the “Century 21 Home Improvements” and “Century 21 Cabinet Refacing” brand names. Our agreement with Renewal by Andersen, which terminates in December 2006, gives us the right to exclusively distribute Renewal by Andersen windows and patio door products in the greater Los Angeles, California area. Century 21 and Renewal by Andersen may each terminate its respective agreement with us if we do not meet certain sales goals. If our license agreement with Century 21 is terminated or not renewed, we would lose a distribution channel and be required to market kitchen and bath cabinet refacing and related products under our own brand names or enter into agreements with other strategic partners. If our agreement with Renewal by Andersen is terminated or not renewed, we would be unable to market Andersen windows or patio doors, which could result in a decrease in our revenues. Additionally if one of these agreements is terminated or not renewed, we may not be able to reduce expenses rapidly enough to offset any decrease in revenues that we experience. Our inability to replace these strategic partners or our failure to successfully market our products under our brand names in the designated markets could result in a decrease in our revenues and net income.

Our failure to obtain necessary capital to fund our consumer finance business could result in a decrease in our revenues.

We recently changed the business model of our consumer finance segment to a strategy of holding RIOs rather than bundling them for sale to credit institutions. To provide the capital for the execution of this strategy, in February 2003, we obtained a five-year, $75 million secured credit facility. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. If this credit facility is terminated or not renewed, we may not be able to obtain other sources of capital. Additionally, our buy and hold strategy depends in part on our ability to fund the 10% of eligible RIOs as required under our credit facility. We may not have sufficient reserves or access to capital to meet this funding obligation. If we are unable to obtain sufficient capital to fund our buy and hold strategy, or if we do not have the capital to meet our 10% funding requirement, we will have to change our consumer finance business model which may result in decreased revenues.

If we do not effectively manage interest rate risk in our consumer finance business net income we realize from that business would be likely to decrease.

We borrow money from institutions in order to purchase RIOs from residential remodeling contractors as well as those originated by our own home improvement operations. The difference between the rates we pay to borrow money and the rates we earn on our RIOs affects our earnings and the value of our assets and liabilities. Accordingly, our consumer finance business is sensitive to interest rate movements that affect this spread. If the interest rates we pay on our borrowings increase to a greater extent than the rates our customers pay to us, or if the interest rates that we charge customers are reduced to a greater extent than the interest rates we pay on our borrowings, our net income from our consumer finance business would likely decrease.

Our failure to effectively manage underwriting and collection controls in our consumer finance business or properly reserve for loan losses could reduce our net income.

We purchase RIOs from residential remodeling contractors throughout the United States, including RIOs originated by our home improvement operations. We utilize underwriting criteria primarily based upon a prospective customer’s credit score as reflected on reports issued by several credit reporting agencies. We establish loan loss reserves to take into account potential credit losses based in part on our knowledge of our customers and our historical experience. If our loan losses were to increase, a higher level of reserves may be required. Additionally, increased reserves will be required as our portfolio of RIOs increases. Our failure to actively and effectively manage our underwriting and collection controls for our consumer finance business could result in higher than expected defaults under our portfolio of RIOs, which could reduce our liquidity. Higher default rates would also require us to increase our loan loss reserves, which would reduce our net income.

We may be unable to efficiently integrate acquisitions into our business, which could result in less than anticipated revenues or net income from such acquisitions.

Our business strategy includes pursuing strategic acquisitions that will complement or expand our business. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the acquired entity. The process of integrating acquired entities into our business will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. Any such acquisitions may not enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating acquisitions may result in less than anticipated revenues and net income from such acquisitions.

Failure to retain experienced senior management could impair our business.

The success of our current business strategy depends to a significant extent on the continued services and experience of our executive officers and senior management team. Although we have entered into employment agreements with all of our executive officers and senior management, those agreements do not ensure their continued employment with us. If for any reason our executive officers or senior management do not continue to be active in management, our business operations could be disrupted which may cause a reduction in our revenues or net income.

We may experience greater competition from large home center retailers which could result in decreased demand for our products and services, pricing pressure and reduced gross margins.

We compete with large home center retailers in each of the markets in which we operate, including Sears, Sam’s Warehouse Club and Lowe’s and, in some markets, The Home Depot. Many of these retailers currently offer competing products and services and may look to expand their ability to provide remodeling services directly to their customers. As we implement our business strategy, we anticipate that we will face greater competition from these home center retailers who have significantly more capital resources than we have. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services.

Our failure to comply with laws and regulations could significantly disrupt our business, increase our legal expenses and reduce our net income.

Our business activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer credit financing, advertising, the licensing of home improvement contractors, permitting and zoning regulations. For example, purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off” period of three or more business days in which to rescind their transaction. Our telemarketing activities are subject to various state and federal regulations, including the National Do Not Call Registry which is part of the Federal Trade Commission Telemarketing Sales Rule and the Federal Communication Commission’s Telephone Consumer Protection Act. We are also subject to various federal and state credit and lending regulations governing installment sales and credit transactions, including for example, the Consumer Credit Protection Act, Truth in Lending Act, Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, Home Owners Equity Protection Act and regulations issued by the Board of Governors of the Federal Reserve System. Violations of any of these or other laws and regulations could result in suspension or revocation of our license to do business in a state, monetary fines, public relations problems or increased regulatory scrutiny and cause us to incur significant legal and other expenses, which could reduce our net income.

Adoption of new laws and regulations affecting our consumer finance business could reduce our revenues and net income.

Congress, the states and other governmental bodies in the jurisdictions in which we operate may enact new laws and regulations, or amend existing laws and regulations, relating to consumer credit financing protection, debtor relief, collection activities, and consumer privacy. Such laws and regulations could make it more difficult or expensive for us to purchase or collect our RIOs and could also limit the finance charges and fees that we may charge our customers or impose new disclosure requirements relating to pricing and other terms. As a result, new laws or regulations or changes in existing laws or regulations could reduce our revenues and net income.

Seasonal factors can reduce our revenues and net income.

Our business is subject to seasonal trends. We typically face reduced demand for our home improvement products during the fourth quarter holiday season which negatively impacts our first quarter revenues and net income. Extreme weather conditions in the markets that we serve sometimes negatively impact our revenues and net income. Additionally, should a significant shortage or price increase of a particular material, such as lumber, occur, such conditions could hurt our ability to complete sales orders, result in higher prices and lower margins on our products and ultimately reduce our revenues and net income.

Our common stock price may be subject to wide fluctuations, which could result in substantial losses for our stockholders.

Our common stock price could be subject to wide fluctuations in response to a number of factors and these fluctuations could result in substantial losses for our stockholders. Factors that could cause our stock price to fluctuate include:

•	relatively low trading volume;

•	quarterly variations in operating results;

•	availability of financing for our customers;

•	increases in interest rates;

•	announcements by our competitors concerning new products, significant contracts, acquisitions or strategic relationships;

•	negative publicity about us, our products and services, our strategic partners, or the home improvement industry in general;

•	departures of key management personnel;

•	stock market price and volume fluctuations of publicly-traded companies in general and home improvement companies in particular; and

•	the other factors described in these “Risk Factors.”

The stock market in general, and securities listed on the Nasdaq Stock Markets in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market and industry fluctuations may materially reduce the market price of our common stock, regardless of our operating performance.

PROPERTIES

We operate 19 kitchen, bath and window sales and installation centers in 12 states serving 14 major metropolitan areas in the United States and maintain a marketing center in Boca Raton, Florida. We manufacture our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We also operate five wood deck sales centers, three of which also serve as manufacturing facilities, that collectively serve the Philadelphia, Pennsylvania, Washington, D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, central New Jersey and Boston, Massachusetts markets. In addition to our Woodbridge, Virginia deck manufacturing facility, we maintain two regional wood deck sales, manufacturing and installation centers in Glen Mills, Pennsylvania and Westboro, Massachusetts. We maintain our consumer finance business operations in Dallas, Texas and our corporate office in Lewisville, Texas.

We lease all our properties, except for the Woodbridge, Virginia facility, which we own. Our manufacturing facility at Charles City, Virginia, is under a capital lease with a 15-year term with an option to purchase the property at the end of the term for nominal consideration. All of our leases, other than the Charles City facility, are for terms of five years or less.

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We do not believe the amount of ultimate liability with respect to these actions will materially affect our financial position or results of operations.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS AND DIVIDEND POLICY

Our common stock has traded on the Nasdaq SmallCap Market since May 10, 1989. Our common stock was traded under the symbol “USPN” from May 10, 1989 until February 14, 2001. On February 15, 2001, we effected a one share for four shares reverse split of our common stock and changed our symbol to “USHS”. On March 17, 2004, the last reported sales price for our common stock was $11.20 per share.

The following table sets forth, for the quarters indicated, the range of closing high and low sales prices of our common stock as reported by Nasdaq SmallCap Market. We have applied to list our common stock for trading on the Nasdaq National Market under the symbol “USHS”.

	Common Stock
By Quarter Ended	High	Low
Fiscal 2002
March 31, 2002	$5.34	$4.50
June 30, 2002	$5.40	$3.95
September 30, 2002	$5.38	$3.52
December 31, 2002	$5.72	$4.86

Fiscal 2003
March 31, 2003	$6.24	$5.10
June 30, 2003	$8.74	$6.08
September 30, 2003	$12.00	$8.46
December 31, 2003	$11.90	$9.92

Fiscal 2004
March 31, 2004 (through March 17, 2004)	$11.20	$9.90

As of March 17, 2004, there were 6,529,535 shares of our common stock outstanding held by approximately 170 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Transfer Agent and Registrar

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2003, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes appearing elsewhere in this annual report.

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$78,559	$50,276	$40,487	$37,654	$33,036
Costs and expenses:
Cost of remodeling contracts	35,143	21,292	17,302	17,069	14,602
Branch operations	2,596	1,995	1,478	1,424	1,469
Sales, marketing and license fees	26,100	18,525	14,760	13,614	13,869
Interest expense on financing of loan portfolios	1,116	145	22	—	—
Provision for loan losses	559	—	14	—	—
General and administrative	10,337	6,578	4,118	2,929	2,496
Income from operations	2,708	1,741	2,793	2,618	600
Other income (expenses)(1)	(198)	(25)	44	(94)	(289)
Income taxes	982	680	1,110	440	19
Net income	1,528	1,036	1,727	2,084	292
Net income applicable to common stockholders	$1,520	$1,008	$1,683	$2,017	$178
Net income per common share:
Basic	$0.23	$0.17	$0.33	$0.50	$0.05
Diluted	$0.22	$0.17	$0.33	$0.50	$0.05
Number of weighted-average shares of common stock outstanding:
Basic	6,492,347	5,972,853	5,050,291	4,070,700	3,276,078
Diluted	6,863,606	6,094,238	5,066,292	4,070,700	3,276,078

Revenues by Operating Segment:
Home improvement	$74,222	$46,068	$39,694	$37,654	$33,036
Consumer finance:
Gains from portfolio sales	767	3,187	580	—	—
Interest and other	3,570	1,021	213	—	—

Balance Sheet Data:
Cash and cash equivalents	$1,981	$3,639	$4,787	$2,371	$2,236
Total assets	61,146	25,410	15,969	7,053	6,799
Long-term debt, capital leases and redeemable securities	38,824	6,184	3,819	1,683	3,622
Stockholders’ equity	$14,066	$12,434	$8,493	$2,280	$263

(1)	Includes interest expense, interest income, and other non-operating items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with our audited financial statements for years ended December 31, 2003, 2002 and 2001, and the notes to these financial statements included therein. Operations of all acquired business are included in the accompanying consolidated financial statements from their respective dates of acquisition. The discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business – Risk Factors” and elsewhere in this report.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. These products are marketed under nationally recognized brands such as The Home Depot At-Home Services, Century 21 Home Improvements, and Renewal by Andersen, and under our own brands, Facelifters, Cabinet Clad and USA Deck-Designer Deck. Our product lines include kitchen and bathroom cabinetry and cabinet refacing products, countertops, wood decks and deck related accessories, replacement windows and patio doors. We manufacture our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 19 kitchen, bath and window sales and installation centers in 12 states serving 14 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida. We also operate five wood deck sales centers, three of which also serve as manufacturing facilities, which collectively serve seven Northeastern and Mid-Atlantic markets. We manufacture the components for our decks utilizing non-arsenic pressure treated lumber at our Woodbridge, Virginia, Glen Mills, Pennsylvania and Westboro, Massachusetts facilities. Our principal marketing activities are conducted through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing, telemarketing and in-store displays.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. As of December 31, 2003, our average RIO balance was approximately $6,500 with a weighted average maturity of approximately 109 months. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months. The availability of this financing program enables us to offer a broad range of credit products to our customers that may not otherwise be available to them from traditional home improvement financing sources.

Our objective is to grow our home improvement and consumer finance businesses. Since 2001, we have taken significant actions to accomplish our objective, including:

•	In September 2001, we entered into an agreement with Renewal by Andersen, or RbA, a wholly owned subsidiary of the Andersen Corporation. Under the agreement, we are the exclusive replacement window and patio door retailer on an installed basis for RbA in the greater Los Angeles, California area, including the counties of Los Angeles, Orange, Riverside, San Bernardino, Santa Barbara and Ventura. In February 2002, we commenced operations in the southern California market.

•	In October 2001, we acquired First Consumer Credit, Inc., or FCC, a Dallas-based consumer finance company. We acquired FCC primarily to provide a stable and reliable financing source for our home improvement customers.

•	In October 2002, Deck America, Inc. entered into a one-year pilot program with The Home Depot to sell, furnish and install wood deck systems to The Home Depot’s customers in the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, encompassing approximately 75 The Home Depot stores.

•	In November 2002, we acquired Deck America, Inc., a privately held Woodbridge, Virginia-based home improvement business specializing in the design, manufacturing, sale and installation of wood decks and deck related accessories. We also acquired Deck America’s manufacturing, warehousing and office facilities from an affiliate of Deck America. Following the acquisition, Deck America’s name was changed to USA Deck.

•	In February 2003, we changed the business model of our consumer finance segment from selling portfolios of RIOs to holding portfolios. We believe this strategy will provide us with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time premium we previously earned upon sale of the portfolios. To facilitate this strategy, we entered into a $75 million secured credit facility with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, or the Agent. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and FCC is required to provide the remaining 10%.

•	In August 2003, we amended our wood deck sales and installation agreement with The Home Depot to extend the term to October 2005, replacing the one-year pilot program and adding five new eastern markets which represent approximately 140 additional The Home Depot stores.

•	In August 2003, we entered into an exclusive one-year pilot program with The Home Depot to sell, furnish and install kitchen cabinet refacing and laminated countertop products to The Home Depot’s and Home Expo’s customers under The Home Depot Cabinet Refacing brand in designated markets in over 220 The Home Depot stores in California, Oregon, Washington and Colorado.

•	In February 2004, we entered into a one-year pilot program with The Home Depot whereby we will provide custom designed, installed bathtub liners and wall surrounds and related services to approximately 130 The Home Depot stores in the Los Angeles and San Diego, California and Denver, Colorado markets.

Results of Operations

Results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

	(unaudited) (In thousands) Year ended December 31,
	2003			2002
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$74,222	$4,337	$78,559	$46,068	$4,208	$50,276
Costs and expenses:
Cost of remodeling contracts	35,143	—	35,143	21,292	—	21,292
Branch operations	2,596	—	2,596	1,995	—	1,995
Sales, marketing and license fees	26,100	—	26,100	18,514	11	18,525
Interest expense on financing of loan portfolios	—	1,116	1,116	—	145	145
Provision for loan losses	—	559	559	—	—	—
General and administrative	7,402	2,935	10,337	3,875	2,703	6,578

Operating income (loss)	2,981	(273)	2,708	392	1,349	1,741
Interest expense	226	23	249	84	—	84
Other income (expense), net	51	—	51	59	—	59

Income (loss) before income taxes	2,806	(296)	2,510	367	1,349	1,716
Income tax	1,098	(116)	982	145	535	680

Net income (loss)	$1,708	$(180)	$1,528	$222	$814	$1,036

Our consolidated revenues increased 56.3% to $78,559,000 in the year ended December 31, 2003, as compared to $50,276,000 in the year ended December 31, 2002. The increase in revenues occurred in our home improvement operations reflecting the addition of our deck product line in November 2002, and increased new orders in our other product lines.

Consolidated net income was $1,528,000 in the year ended December 31, 2003, as compared to $1,036,000 in the prior year period. The increase in net income is attributable to our home improvement operations principally reflecting higher revenues. Net income from home improvement operations in the year ended December 31, 2003 was $1,708,000 as compared to $222,000 in the prior year period. For the year ended December 31, 2003, net loss in the consumer finance segment was $180,000 as compared to net income of $814,000 in the prior year period. The decline in our income in our consumer finance business is primarily due to a change in our business model in February 2003, from packaging and selling RIOs to holding them for the life of the obligations.

Home Improvement Segment

Revenues from our home improvement operations increased $28,154,000, or 61%, to $74,222,000 in the year ended December 31, 2003, from $46,068,000 in the year ended December 31, 2002.

Revenues attributable to each of our product lines are as follows ($000):

	Year ended December 31,		Increase
	2003	2002	$	%
Product lines:
Kitchen refacing	$38,561	$34,824	$3,737	10.7
Bathroom refacing	10,417	6,466	3,951	61.1
Replacement windows	5,911	3,724	2,187	58.7
Wood decks	19,311	1,014	18,297	1,804.4

Total	74,200	46,028	28,172	61.2
Other revenues	22	40	(18)	(45.0)

Total Home Improvement revenues	$74,222	$46,068	$28,154	61.1

Percentage of home improvement revenues attributable to our major brands are as follows:

	Percent of Home Improvement Revenues
	2003	2002
Century 21 Home Improvements	39%	57%
Renewal by Andersen	6%	5%
The Home Depot	12%	—
Company Brands	43%	38%

The increase in revenues includes $18,297,000 from our wood deck product line which we acquired in November 2002, and an increase of $9,875,000, or 21.9%, in our kitchen, bath and window products. Other revenues of $22,000 in the year ended December 31, 2003 represent licensing fees which we received pursuant to our intellectual property licensing agreement with a third party.

Revenues increased in each of our product lines reflecting higher new sales orders during the period as well as higher average selling prices resulting from an increase in general price levels. Home improvement segment new sales orders in the year ended December 31, 2003, were $77,201,000, an increase of 59% from $48,520,000 in the prior year period. We believe the increase in new sales orders is principally attributable to increased marketing expenditures, enhanced marketing programs, improved sales efficiencies and orders for wood deck products. Our backlog of uncompleted sales orders was $11,124,000 at December 31, 2003, as compared to $8,124,000 at December 31, 2002. The increase in backlog is attributable to the corresponding increase in sales orders and the acquisition of our wood deck product line.

Gross profit for the home improvement segment was $39,079,000, or 52.7% of segment revenues for the year ended December 31, 2003, as compared to $24,776,000, or 53.8% of revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of revenues from lower margin products, principally bath remodeling, replacement window and wood deck products. We believe our lower margin products will continue to comprise a significant percentage of our future revenues.

Branch operating expense includes cost associated with each of our sales and installation centers including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $2,596,000, or 3.5% of segment revenues, as compared to $1,995,000, or 4.3% of segment revenues, for the year ended December 31, 2003 and 2002, respectively. The increase in branch operating expenses principally reflects our increased operations from acquisitions, entry into new markets and our RbA operations.

Marketing expenses for home improvement operations were approximately $14,006,000, or 18.9% of segment revenues in the year ended December 31, 2003, as compared to $9,311,000, or 20.2% of revenues for the prior year period. The increase in marketing expenditures principally reflects the addition of our wood deck product, marketing fees associated with our The Home Depot programs and planned increased advertising expenditures for our other product lines. As part of our new marketing programs, we have decreased our dependence on telemarketing and have increased our utilization of other media sources including direct mail, television, and newspaper inserts. While the media sources we utilize are generally more costly per customer lead than telemarketing, we believe that the increased cost of lead generation is more than offset by improved sales efficiencies from these sources.

We believe a better measurement of our effective marketing cost is to relate marketing expenditures to new orders generated in the period. This is because, in our normal operating cycle, marketing costs can precede the completion of sales orders by up to three months. We recognize revenue upon completion of installation and acceptance of each sales order, but expense marketing costs as incurred. Since our normal cycle time to complete installations is generally 55 – 60 days from the date a sale is made, the marketing expenditure will precede the recognition of the associated revenue. However, marketing expenditures are generally concurrent with the securing of new sales orders. Marketing expenses were 18.1% of new sales orders in the year ended December 31, 2003, as compared to 19.2% in the prior year period. The decrease in marketing expenses as a percentage of new sales orders is principally due to lower marketing costs associated with our wood deck product line acquired in November 2002, and improved sales efficiencies in our other products.

Sales expenses, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $11,141,000, or 15.0% of segment revenues for the year ended December 31, 2003, as compared to $8,376,000, or 18.2% of revenues in the prior year period. The increase in sales expenses is principally the result of the sales commissions on higher revenues, and growth in our operations, including recent acquisitions. Sales expenses decreased as a percentage of revenues primarily due to a lower average rate of commission resulting from our mix of products sold.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $953,000, or 1.3% of home improvement segment revenues for the year ended December 31, 2003, as compared to $826,000, or 1.8% of segment revenues in the prior year. The decrease in license fees as a percentage of segment revenues is due to the lower mix of segment revenues sold under the Century 21-license agreement.

General and administrative expenses were approximately $7,402,000, or 10.0% of segment revenues for the year ended December 31, 2003, as compared to $3,875,000, or 8.4% of revenues in the prior year period. General and administrative expenses include $1,130,000 and $979,000 of corporate overhead costs allocated to the segment for the years ended December 31, 2003 and 2002, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments. The increase in general and administrative expenses reflects $2,781,000 from the addition of our deck business which was acquired in November 2002, increased employee related expenses including salaries, bonuses, payroll taxes and benefits ($282,000), and higher corporate overhead allocated costs ($152,000) principally related to corporate salaries and professional fees including legal, public accounting and investor relations expenses.

Consumer Finance Segment

Our consumer finance business purchases consumer retail installment obligation contracts, or RIOs, from remodeling contractors, including RIOs generated by our home improvement operations. In February 2003, we changed the business model of our finance business to holding portfolios of RIOs rather than packaging them for sale to credit institutions. We expect this new strategy will provide us with greater earnings potential in the long term since we will earn finance charges for the life of the RIO, as opposed to a lesser, one-time premium we previously earned upon sale of the portfolios. To facilitate this change, in February 2003, we secured a $75 million credit facility. The credit facility is restricted to the purchase and financing of RIOs. Although our strategy is now to hold RIOs for the remaining life of the obligation, we may sell a portion of our RIOs from time to time as we deem necessary to obtain additional working capital or to pay down our credit facility.

Prior to entering into the credit facility, we typically held RIOs for less than three months before selling portfolios of RIOs to banks and insurance companies under negotiated purchase commitments. We earned a one-time premium upon each sale. In certain cases, we provided, for a fee, collection and servicing of these accounts on behalf of the purchaser.

The change in our business model adversely affects our profitability in the short-term due to our forgoing the initial one-time origination fee we earned upon selling a portfolio. Until we have accumulated a sufficient amount of financed RIOs, and finance charges earned on the RIO portfolio reach a sufficient level, our earnings will be adversely affected.

During 2003, in two separate transactions, FCC purchased two portfolios of RIOs from Bank One, N.A. (“Bank One”) for an aggregate purchase price of $24,821,000, including accrued interest of $218,000 and an aggregate premium of $847,000. Also on June 5, 2003, FCC sold approximately $5,000,000 of the RIOs purchased from Bank One to a third party to pay down its credit facility and for additional working capital. FCC purchased the portfolios from Bank One in order to accelerate its return to profitability following its business model change. The purchased RIOs had previously been sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. Pursuant to the terms of the FCC purchase agreement, FCC and Bank One agreed to terminate the loan purchase and servicing agreements between the parties.

For the year ended December 31, 2003, revenues from our consumer finance segment were $4,337,000, as compared to $4,208,000 in the prior year period. Revenues were comprised of the following ($000):

	Year ended December 31,
	2003	2002
Interest income	$3,217	$618
Gains from loan portfolio sales	767	3,187
Servicing and collection fees	170	361
Other revenues and fees	183	42

Total revenues and fees	$4,337	$4,208

The increase, or decrease, in each of our revenue components for the year ended December 31, 2003, as compared to the prior year period, reflects the change in our business model. The effect of holding RIOs, as compared to selling portfolios of RIOs, has resulted in an increase in interest income, and a decrease in revenues from loan portfolio sales, The decrease in servicing and collection fees reflects the termination of the servicing agreement with Bank One and as a result, we do not anticipate any further servicing income.

Interest expense incurred on financing the purchase of RIOs was $1,116,000 for the year ended December 31, 2003, as compared to $145,000 in the prior year period. In the prior year period, portfolios of RIOs were generally held less than three months before they were packaged and sold.

Our portfolio of RIOs held at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
Principal balance:
Secured	$26,990,163	$54,213
Unsecured	8,765,277	14,324
Total principal balance	35,755,440	68,537
Premium (discount)	84,183	(6,569)
Deferred origination costs	39,643	—
Allowance for losses	(394,734)	(7,285)
Carrying value of RIO receivables	$35,484,532	$54,683
Number of loans	5,519	17

Allowance as a percentage of gross RIO receivables	1.1%	9.8%
90+ days contractual delinquency:
Total amount delinquent	$73,070	$—
% delinquent	0.2%	—%
RIOs on non-accrual status	$141,136	—
% on non-accrual status	0.4%	—%

Provision for loan losses was $559,000 in the year ended December 31, 2003. Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of period	$7,285	$9,300	$—
Provision for losses	559,277	—	13,887
Write-offs, net of recoveries	(171,828)	(2,015)	(4,587)

Balance at end of period	$394,734	$7,285	$9,300

At December 31, 2003, scheduled maturities of RIOs are as follows:

Principal
Due in one year or less	$8,098,134
Due after one year through five years	19,368,669
Due after five years	8,288,637

Total	$35,755,440

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. At December 31, 2003, we had approximately $32,317,000 outstanding under these lines of credit. The weighted average interest rate paid under these lines in 2003 was 3.7%. At December 31, 2003, interest rates on our RIO portfolio range from 6.0% to 16.5% with a weighted average interest rate of 14.4%.

General and administrative expenses were approximately $2,935,000, or 67.7%, of finance segment revenues for the year ended December 31, 2003, as compared to $2,703,000, or 64.2%, of segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, general administration of the finance segment operations and approximately $300,000 and $205,000 of corporate overhead allocated to the finance segment for the years ended December 31, 2003 and 2002, respectively. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 57% and 63% of general and administrative expenses for the year ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses is principally attributable to professional fees (legal and public accounting), insurance, licensing costs and employee benefits.

Results of Operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

	(unaudited) (In thousands) Year ended December 31,
	2002			2001
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$46,068	$4,208	$50,276	$39,694	$793	$40,487
Costs and expenses:
Cost of remodeling contracts	21,292	—	21,292	17,302	—	17,302
Branch operations	1,995	—	1,995	1,478	—	1,478
Sales, marketing and license fees	18,514	11	18,525	14,750	10	14,760
Interest expense on financing of loan portfolios	—	145	145	—	22	22
Provision for loan losses	—	—	—	—	14	14
General and administrative	3,875	2,703	6,578	3,516	602	4,118

Operating income (loss)	392	1,349	1,741	2,648	145	2,793
Interest expense	84	—	84	95	—	95
Other income	59	—	59	139	—	139

Income before income taxes	367	1,349	1,716	2,692	145	2,837
Income tax	145	535	680	1,053	57	1,110

Net income (loss)	$222	$814	$1,036	$1,639	$88	$1,727

Our consolidated revenues were $50,276,000 in the year ended December 31, 2002, as compared to $40,487,000 in the year ended December 31, 2001. Our consolidated net income was $1,036,000 in the year ended December 31, 2002, as compared to $1,727,000 in the prior year period. The decline in our consolidated net income from the prior year period occurred in the home improvement segment and resulted from a combination of factors, including; (1) increases in operating costs and start-up losses in our new operations; (2) a decline in the home improvement segment gross profit margin principally resulting from the mix of products sold; and (3) the operating cycle in which marketing costs are expensed and revenues are recognized.

In February 2002, we commenced operations under our agreement with RbA, and in June 2002, we opened our first RbA showroom in Torrance, California. During the first quarter of 2002, we incurred approximately $325,000 in costs for the RbA operation, including advertising, sales and management personnel expenses, and general operating expenses. We had no revenues in the first quarter period to offset these start up costs. Subsequent to the first quarter, we experienced a number of issues relating to our start-up operations for our RbA project, including delays in obtaining the necessary materials to complete customer orders, engaging a sufficient number of qualified installers, and delays in completing our Torrance showroom facility. As a result, the RbA operations incurred an operating loss of $812,000 in the year ended December 31, 2002.

In May 2002, we began operating in the Milwaukee, Wisconsin market, and also acquired the operations of Reface, Inc, a home improvement company operating in the Richmond and Virginia Beach, Virginia markets. During the year ended December 31, 2002, we incurred an operating loss of approximately $50,000 from these operations.

In 2001, replacement window, patio doors and bathroom remodeling revenues accounted for approximately 14% of home improvement revenues, as compared to approximately 23% of revenues for 2002. Our sales of solid surface countertops increased significantly in 2002 as compared to the prior year. Replacement window, patio door, bathroom remodeling and solid surface countertop products generally have lower margins than our other products. Since sales of our lower gross profit margin products increased in 2002 as compared to 2001, gross profit margin declined in 2002. In an effort to increase our overall gross profit margin, in January 2003 we increased the prices of certain of our products.

We recognize revenue upon completion of installation of each sales order. In our normal operating cycle, we complete new sales orders within 55 to 60 days from the date an order is received. The operating cycle is slightly longer in our replacement window product line.

Our marketing costs are expensed as incurred and revenues are not recognized until completion of sales orders. Since our marketing expenses can precede the completion of sales orders by up to three months, in periods in which our backlog of uncompleted orders increases significantly due to increased marketing activities, our net income is adversely affected.

In 2002, our home improvement segment expanded its operations in the Milwaukee, Richmond, Virginia Beach and Westchester markets, and through our agreement with RbA, in southern California. Excluding our deck operations which were acquired on November 30, 2002, new sales orders were $47,541,000 for 2002, an increase of 23% from $38,610,000 in 2001. Backlog of sales orders to be installed for these operations increased $2,524,000, or 54.4%, to $7,161,000 at December 31, 2002, as compared to $4,637,000 at December 31, 2001. Including our deck product line, backlog of sales orders at December 31, 2002 was $8,124,000.

Home Improvement Segment

Revenues from our home improvement segment were $46,068,000 in 2002, an increase of approximately 16% from $39,694,000 in the prior year period. The increase in home improvement revenues reflects $5,028,000 from new operations and an increase of $1,346,000 in the same operations as compared to the prior year. Revenue increases principally resulted from increased sales order volume in our bathroom refacing and replacement windows products and higher average selling prices for all of our products.

Revenues attributable to each of our product lines are as follows ($000):

	Year ended December 31,		Increase
	2002	2001	$	%
Product lines:
Kitchen refacing	$34,824	$33,855	$969	2.9
Bathroom refacing	6,466	2,670	3,796	142.2
Replacement windows	3,724	2,922	802	27.4
Wood decks	1,014	—	1,014	100.0

Total	46,028	39,447	6,581	16.7
Other revenues	40	247	(207)	(84.2)

Total Home Improvement revenues	$46,068	$39,694	$6,374	16.1

Percentage of home improvement revenues attributable to our major brands are as follows:

	Percent of Home Improvement Revenues(1)
	2002	2001
Century 21 Home Improvements	57%	63%
Renewal by Andersen	5%	—
Company Brands	38%	37%

(1)	Revenues attributable to The Home Depot brand were less than 1% in 2002.

Gross profit for the home improvement segment was $24,776,000, or 53.8% of related segment revenues for 2002, as compared to $22,392,000, or 56.4% of segment revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to a higher mix of lower margin products sold, principally bath and windows products, and an increase in operating costs resulting from start up operations and production management expenses related to our RbA operations.

Branch operating expenses were $1,995,000, or 4.3% of segment revenues, as compared to $1,478,000, or 3.7% of segment revenues, for 2002 and 2001, respectively. The increase in branch operating expenses principally reflects increased operations from acquisitions, our entry into new markets and our RbA operations.

Marketing expenses for home improvement operations were approximately $9,311,000, or 20.2% of segment revenues in 2002, as compared to $7,582,000, or 19.1% of revenues for the prior year period. Marketing expenses were 19.3% of new sales orders in 2002, as compared to 19.6% in the prior year.

The increase of marketing expense as a percentage of segment revenues is principally due to our operating cycle and timing in which marketing costs are expensed and revenues are recognized. In addition, we have reduced our telemarketing activities and increased our utilization of other media sources to generate prospective customer leads. The media sources we utilize are generally more costly than telemarketing activities and result in an increase in the cost to acquire a new customer. However, we believe these media sources generally result in higher sales efficiencies than telemarketing. As a result of these sales efficiencies, marketing costs as a percentage of new sales orders declined as compared to the prior year.

Sales expenses were $8,376,000, or 18.2% of segment revenues for 2002, as compared to $6,293,000, or 15.9% of segment revenues in the prior year period. The increase in the dollar amount of sales expenses is principally the result of increased sales commissions on higher revenues, and growth in our operations. The increase in sales expenses as a percentage of segment revenues is principally due to increases in sales personnel costs and sales management salaries.

License fees were $826,000, or 1.8% of segment revenues for 2002, as compared to $875,000, or 2.2% of segment revenues in the prior year. The decrease in license fees is due to a lower amount of our sales under the Century 21-brand.

General and administrative expenses were approximately $3,875,000 or 8.4% of segment revenues for 2002, as compared to $3,516,000 or 8.9% of segment revenues in the prior year period. General and administrative expenses include $979,000 and $764,000 of corporate overhead allocated to the segment for the years ended December 31, 2002 and 2001, respectively. In addition to new operations, we incurred increased costs related to insurance, benefits, travel and investor relations expenses.

Consumer Finance Segment

We established our consumer finance business following our acquisition of FCC in October 2001.

Revenues from this segment were $4,208,000 for 2002, including $3,187,000 from portfolio sales and $1,021,000 from servicing fees and interest income earned on finance receivables. Revenues in the prior year period were $793,000, reflecting revenues from the date of the acquisition through the end of 2001.

General and administrative expenses were $2,703,000 for 2002 and $602,000 for 2001, reflecting expenses of the business from the date of acquisition through the end of 2001. General and administrative expenses include costs associated with underwriting, collection and servicing of RIOs, and general administration of the finance segment operations and administrative expenses include $205,000 and $59,000 of corporate overhead allocated to the segment for the years ended December 31, 2002 and 2001, respectively. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payable taxes accounted for approximately 63% of general and administrative expenses for the year ended December 31, 2002.

Off-balance Sheet Arrangements

Our consumer finance business purchases consumer retail installment obligations, or RIOs, from remodeling contractors. Prior to changing our business model in February 2003, we negotiated commitments with banks, insurance companies, and other financial institutions for the sale of our RIO portfolios. We had several agreements with Bank One for the purchase of RIO portfolios. Each agreement represented a separate commitment from Bank One as to the aggregate amount of RIOs that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, we deposited a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of RIOs purchased, into a restricted bank account, to offset the institution’s credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceeded certain thresholds over specified periods of time, we were required to reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement. Conversely, if credit losses were less than specified thresholds over certain periods of time, Bank One released the Hold Back Reserve and was required to reimburse us for the amount of credit losses less than the specified thresholds, up to a specified maximum.

We routinely reviewed the credit loss experience of the RIOs underlying these agreements with Bank One. During the year ended December 31, 2002, approximately $40,000 of credit losses were charged against the reserve. We estimated that at December 31, 2002, the maximum liability for credit losses under these agreements is $300,000. However, based on our estimates of expected losses, we established an accrual for credit losses of approximately $104,000 at December 31, 2002.

On June 5, 2003, in support of our business model change, we purchased a portfolio of RIOs from Bank One. The RIOs purchased had previously been sold by us to Bank One. Pursuant to the terms of the purchase agreement, the parties agreed to terminate all prior purchasing and servicing agreements and no further obligations exist between the parties. The release of the Hold Back Reserve and the reserve for “off-balance sheet credit risk” were included in the calculation of the purchase price of the purchased RIO portfolio.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At December 31, 2003, we had approximately $1,981,000 in cash and cash equivalents, excluding restricted cash of $750,000.

Cash generated from operations was $4,338,000 for the year ended December 31, 2003, and $1,751,000 for the prior year period. Cash generated from operations in the year ended December 31, 2003, includes approximately $1,646,000 of cash generated from the sale of RIOs, net of RIOs purchased for resale, as compared to cash utilized of $293,000 in the prior year period. Excluding these amounts, cash generated from operations was $2,692,000 and $2,044,000, respectively. Cash generated from operations in 2001 was $1,829,000.

We have historically paid for our acquisitions with a combination of cash and the issuance of common stock. During the year ended December 31, 2003, we made one acquisition. In August 2003, we acquired certain assets of a Portland, Oregon based home remodeler company for $110,000, consisting of $60,000 in cash and issuance of 4,700 shares of our common stock valued at $50,000. During 2002 and 2001, we utilized $2,409,000 and $2,528,000 cash for acquisitions, respectively.

During the year ended December 31, 2003, we utilized approximately $2,016,000 of cash for capital expenditures principally consisting of machinery and equipment, leasehold improvements, and computer hardware and software. Of this amount, approximately $984,000 was used for the establishment of our regional deck sales, manufacturing and installation centers in Glen Mills, Pennsylvania and Westboro, Massachusetts. The Glen Mills facility, which opened in October 2003, serves The Home Depot customers in the greater Philadelphia area and central New Jersey region under our deck sales and installation agreement with The Home Depot. Our Westboro facility, which opened in March 2004, serves The Home Depot customers in the greater Boston area.

At December 31, 2003, payments due under our contractual obligations were as follows ($000):

	Payments Due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$5,861	$3,267	$700	$369	$1,525
RIOs lines of credit	32,317	–	–	32,317	–
Capital leases	758	196	363	184	15
Operating leases	4,573	1,998	2,154	421	–

	$43,509	$5,461	$3,217	$33,291	$1,540

At December 31, 2003, we had the following amounts outstanding under our credit and debt agreements (in thousands):

Revolving Credit Facility – DZ Bank	$28,965
Note payable – First Savings Bank	2,500
RIO Revolving Line – Frost Bank	3,352
Borrowing Base Line of Credit – Frost Bank	410
Term Loan – Frost Bank	662
Mortgage – GE Capital	2,037
Other notes payable	252

$38,178

To facilitate the change in our consumer finance subsidiary’s business model from selling portfolios of RIOs to a buy and hold strategy, in February 2003, we entered into a $75 million credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, or Agent. The credit facility is a five-year program in which Autobahn funds loans made to us through the issuance of commercial paper.

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. The credit facility is secured by the outstanding RIOs. Pursuant to the terms of the credit facility, we were required to pay the agent’s fees and expenses, including a structuring fee in the amount $375,000, to complete the transaction. Including these fees, transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement.

Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At December 31, 2003, the maximum advance under the credit facility was $28,340,939 based on eligible RIOs of $31,489,932. At December 31, 2003, the balance of the credit facility was $28,965,000. The $624,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If a RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

A RIO becomes ineligible upon the occurrence of specified events identified in the credit facility which involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the credit facility provides that (1) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (3.7% at December 31, 2003), and (2) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At December 31, 2003 the excess spread was 9.3%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at December 31, 2003.

The credit facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. We have guaranteed to the lender and Agent the performance by FCC of its obligations and duties under the credit facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

In June 2003, we purchased from Bank One, N.A. a $23,098,000 portfolio of RIOs for approximately $24,276,000, including accrued interest of $218,000 and premium of $960,000. We had previously sold the purchased RIOs to Bank One under prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. We purchased the portfolio in order to increase our portfolio size and reduce the transition time for our consumer finance business to achieve profitability under our business model. In July 2003, we purchased an additional $658,000 portfolio of RIOs from Bank One, N.A. for a net purchase price of $545,000.

The RIO portfolio purchases were financed through a combination of a loan from First Savings Bank, or FSB, and the utilization of our DZ Bank credit facility. Since the maximum advance under the DZ Bank credit facility is 90% of the outstanding balance of the RIOs, to facilitate our required participation in the transaction, we obtained a $4 million loan from FSB. The FSB loan provides for interest at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. Subsequent to the initial RIO portfolio purchase, we sold approximately $5 million of RIOs to a third party. Proceeds from the sale were utilized to pay down the FSB loan and the credit facility.

One of our directors, Don A. Buchholz, is a director of FSB and its parent. The FSB loan is guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, we pay the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. During the year ended December 31, 2003 we paid the partnership $166,668 as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in our consolidated financial statements, and $67,260 to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan is 14%.

On May 30, 2003, we entered into a loan agreement with Frost National Bank. The loan agreement includes a $5 million revolving line, a $2 million line of credit, and a term loan in the amount of $775,000. Simultaneous with the execution of the Frost loan agreement, all of our prior credit agreements with Frost Bank were terminated and our outstanding balances from the then existing Frost loans were refinanced under the new Frost loan agreement.

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6%. The Frost revolving line matures May 30, 2004, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we and our subsidiaries are guarantors. At December 31, 2003, we had outstanding borrowings of approximately $3,352,000 under the Frost revolving line, as compared to $2,721,000 outstanding at December 31, 2002, under our prior Frost revolving line.

Prior to entering into our DZ Bank credit facility, we typically held RIOs for less than three months before selling portfolios of RIOs to unrelated financial institutions or insurance companies. We currently hold RIOs until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our DZ Bank credit facility to refinance and pay down the Frost revolving line.

The Frost line of credit allows borrowings up to $2 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At December 31, 2003, we had outstanding borrowings of $410,000 under the Frost line of credit, with a remaining borrowing capacity of $1,590,000. The Frost line of credit matures May 30, 2004, at which time any outstanding principal and accrued interest is due and payable. Interest on the Frost line of credit is payable monthly at LIBOR plus 2.6% (3.77% at December 31, 2003). The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At December 31, 2003, the outstanding balance of the Frost term loan was approximately $662,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration.

In December 2002, we obtained a mortgage in the amount of $2,125,000 from GE Capital Business Asset Funding Corporation which we used for the purchase of our Woodbridge, Virginia wood deck warehousing, manufacturing and office facilities. The mortgage is secured by this property. Interest on the mortgage is 7.25% and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

We currently estimate we will require approximately $3,200,000 in cash expenditures to fund the continued expansion of operations at our recently opened Glen Mills, Pennsylvania and Westboro, Massachusetts wood deck sales and manufacturing facilities and the opening of additional wood deck manufacturing and sales facilities as we enter new markets under our deck agreement with The Home Depot. To fund our expansion under our kitchen and bathroom refacing agreements with The Home Depot, we estimate that we will require approximately $1,500,000 to fund the opening of bathroom refacing sales centers in Los Angeles and San Diego, California and Denver, Colorado and for sales centers for kitchen cabinet refacing products in Los Angeles, San Diego, Sacramento and San Francisco, California and Seattle, Washington. Opening sales and manufacturing facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility.

We believe during the next year we will require cash to fund our obligation to provide 10% of the purchase price of RIOs purchased under our DZ Bank credit facility. We may also need cash to take advantage of other opportunities for expansion, including potential acquisitions.

Although we believe we will have sufficient cash and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months, we believe that we will need additional financing to fund our expansion with The Home Depot and to meet our cash requirements for our consumer finance business. To meet our capital needs, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders would be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms. Our failure to secure additional financing to fully fund our expansion plans with The Home Depot could result in termination of one or more of our agreements with The Home Depot which would reduce our revenues, net income and available liquidity. Even if we obtain additional financing we may not be able to successfully achieve our plans to expand our product distribution with The Home Depot to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy with The Home Depot is contingent upon sufficient capital as well as other factors, including our ability to recruit, train and retain a qualified sales and installation staff. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, including our initiatives with The Home Depot, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost, which may require additional capital expenditures for expansion of our existing manufacturing facilities and the purchase of additional equipment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, and SFAS No. 146, Accounting for Costs Associated with Exit on Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. We adopted these statements effective January 1, 2003. There was no effect on our financial statements related to this adoption.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 will apply in the interim period ending after December 15, 2003. We have determined FIN No. 46 will not have a significant effect on our financial statements as we do not hold any interest in any variable entity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have a significant impact on our financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the Consolidated Financial Statements included elsewhere herein includes a summary of the significant accounting policies and methods used by us in the preparation of our financial statements. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts receivable based upon specific identification of problem accounts and historical default rates. If the financial condition of our customers were to deteriorate, additions to the allowance would be required.

Inventories

Inventories (consisting of raw materials and work-in-process) are carried at the lower of cost (determined by the first-in, first-out method) or market. We provide a reserve for lower of cost or market and excess, obsolete and slow moving inventory based on specific identification of problem inventory products, expected sales volume, historical sales volume and trends in pricing. If any estimates were to change, additional reserves may be required. For example, if we were to change our product offering, we would be required to assess our inventory obsolescence which could require additional inventory reserves.

Finance Receivables Held for Sale

Finance receivables held for sale consist of RIOs purchased from remodeling contractors. RIOs held for sale are typically held less than three months before portfolios of RIOs are accumulated and sold. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors. At December 31, 2003, we had no RIOs held for sale.

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At December 31, 2003, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.4% and an average term of approximately 109 months. Net unamortized premium (discount) was approximately $84,000 and ($6,600) at December 31, 2003 and December 31, 2002, respectively.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At December 31, 2003, we had approximately $141,000 of loans on non-accrual status. There were no loans or non-accrual as of December 31, 2002.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at December 31, 2003 and December 31, 2002 was approximately $394,000 and $7,000, respectively. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

Revenue Recognition

Contract revenue is recognized upon completion of installation and acceptance of each home improvement contract. Cost of goods sold represents the costs of direct materials and labor associated with installations and manufacturing costs, including shipping and handling costs.

We recognize revenues from sales of portfolios of RIOs upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio. During the period in which we hold or accumulate portfolios of RIOs, we earn finance charges on the outstanding balance of the RIO. Finance charges earned on RIOs are recognized on the interest method and include amortization of premium or discount. Fees earned for collection and servicing of certain portfolios of RIOs sold are included in Other Revenues in our consolidated financial statements.

Warranties

In addition to the manufacturers’ warranty, we provide each customer a limited warranty covering workmanship and, under certain of our agreements, a limited warranty covering defective materials. Warranty expenses are included in the cost of remodeling contracts. We have not experienced significant warranty claims. If, as a result of financial hardship or other reasons, our suppliers or independent contractors were unable to honor their material or labor warranties or if our warranty claims were to otherwise significantly increase, we may be required to provide additional warranty accruals.

Goodwill

The purchase price allocations related to our acquisitions were performed in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangibles”. In accordance with these statements, goodwill is not amortized to expense; however, we are required to test goodwill for impairment at least annually. The impairment tests are based on the measurement of fair value, as provided for under SFAS No. 142. Significant judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. If we were to determine that an impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value. If, for example, our projection of future operating results were to deteriorate due to a material decline in revenues resulting from a loss of one of our strategic partners, such projections could materially impact the associated units fair value and require us to write down goodwill.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks from changes in short-term interest rates since a substantial amount of our debt contains interest rates which vary with interest rate changes in the prime rate or LIBOR. Based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increases in the level of our variable rate debt. The RIOs underlying the credit facility contain fixed-rate interest terms. If the excess spread, as that term is defined in the credit facility, is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to page F-1 herein for the Index to Financial Statements. The information required in Schedule II – Valuation and Qualifying Accounts is included in the Notes to the Financial Statements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 3, 2003, we replaced our independent accountants, Ernst & Young LLP, who resigned as our independent accountants effective November 21, 2003, with Grant Thornton LLP. Ernst & Young audited our financial statements for the fiscal years ended December 31, 1997 through December 31, 2002. Ernst & Young’s reports for those periods did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of their engagement, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused them to make reference to the subject matter in their report.

Prior to Grant Thornton becoming our independent accountants, neither we, nor anyone on our behalf, consulted with Grant Thornton regarding either the application of accounting principles to a specific or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

CONTROLS AND PROCEDURES

The management of the Company, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of December 31, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Report is made known to them by others on a timely basis. There have not been any changes in our internal control over financial reporting during the quarter ending December 31, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

The following provides information about our executive officers and directors and their respective ages and positions as of March 17, 2004:

Name	Age	Position(s)

Murray H. Gross	65	President, Chief Executive Officer, Chairman of the Board, and Director

Peter T. Bulger	44	Vice President and Chief Operating Officer

Steven L. Gross	41	Vice President of Marketing

Robert A. DeFronzo	48	Secretary-Treasurer and Chief Financial Officer

Richard B. Goodner	58	Vice President—Legal Affairs and General Counsel

David A. Yoho	75	Director

Ronald I. Wagner	56	Director

Don A. Buchholz	75	Director

D.S. Berenson	38	Director

Larry A. Jobe	64	Director

Murray H. Gross serves as our President and Chief Executive Officer and the Chairman of our Board of Directors, positions he has held since February 2001. He was elected to the Board of Directors in February 2001. He served as President and Chief Executive Officer of U.S. Remodelers, one of our wholly owned subsidiaries, since its inception in January 1997 to December 24, 2003. Since December 24, 2003 he has served as Executive Vice President of U.S. Remodelers. Mr. Gross has over 43 years of experience in the home improvement industry. He is the father of Steven L. Gross, our Vice President of Marketing.

Peter T. Bulger serves as our Vice President and Chief Operating Officer, a position he has held since February 2001. He served as a Vice President of U.S. Remodelers from January 1997 and as U.S. Remodelers’ Chief Operating Officer from June 1998 to December 24, 2003 when he was elected President and Chief Executive Officer of U.S. Remodelers. He has 17 years of experience in the home improvement industry.

Steven L. Gross serves as our Vice President of Marketing, a position he has held since February 2001. He has been Vice President of Marketing of U.S. Remodelers since its inception in January 1997. He has 16 years experience in the home improvement industry. He is the son of Murray H. Gross.

Robert A. DeFronzo serves as our Secretary and Treasurer and Chief Financial Officer, positions he has held since February 2001. He joined U.S. Remodelers in December 1997 as Chief Financial Officer, Secretary and Treasurer after the acquisition of Reunion Home Services, Inc. where he was Chief Financial Officer. He has 13 years of experience in the home improvement industry.

Richard B. Goodner has served as General Counsel since June 2003 and as Vice President—Legal Affairs since August 2003. From 1997 to June 2003, he was a partner in the Dallas, Texas office of Jackson Walker, L.L.P. He has practiced in the area of corporate and securities law for over 30 years and represented numerous public and private companies in a range of general corporate and securities matters.

David A. Yoho was elected to our Board of Directors in February 2001, and serves as a member of our Audit Committee. For the past 16 years, Mr. Yoho has been President of Dave Yoho Associates, a business consulting firm active in turnarounds, mergers and acquisitions. As a consultant, he has represented many Fortune 500 companies.

Ronald I. Wagner was elected to our Board of Directors in February 2001. He has 26 years of experience in the home improvement industry. He has been retired since November 1997 from his position as Chairman of the Board of Reunion Home Services, Inc.

Don A. Buchholz was elected to our Board of Directors in June 2002, and serves as Chairman of our Compensation Committee and as a member of our Audit and Nominating Committees. Mr. Buchholz is Chairman of the Board of Directors of SWS Group, Inc., a publicly owned holding company with subsidiaries engaged in providing securities clearing, securities brokerage, investment banking and investment advisory services. He has served as Director and Chairman of the Board of SWS Group, Inc. since August 1991.

D.S. Berenson was elected to our Board of Directors in February 2001. He has been a partner in the Washington, D.C. based law firm of Johanson Berenson LLP since 1999 and has been engaged in the practice of law for the past 13 years. He serves as general and special counsel to multi-national banks, consumer lenders, remodeling contractors and mortgage companies, specializing in a range of business and corporate matters.

Larry A. Jobe has served as a member of our Board of Directors since June 2003 and is Chairman of our Audit Committee and a member of our Nominating Committee. He is Chairman of the Board of Legal Network, Ltd., a company he co-founded in 1993. Legal Network, Ltd. provides litigation support, temporary support staff and contract attorneys to law firms and corporate legal departments. Prior to 1993, Mr. Jobe was the Managing Partner for the Dallas office of Grant Thornton for ten years. He is a certified public accountant.

Our directors serve for a term of one year unless they resign or are removed. Our executive officers are appointed by the board of directors on an annual basis and serve in accordance with the terms of their employment agreements. Other than the father and son relationship between Murray H. Gross and Steven L. Gross, there are no family relationships among any of our directors or executive officers.

Key Management

In addition to our executive officers, the following persons are viewed by us as key management personnel.

James D. Borschow serves as President of First Consumer Credit, Inc., our wholly-owned consumer finance subsidiary. He is 48 and has over 20 years experience in the home improvement consumer finance field. He has served as President of First Consumer Credit since its inception in 1995.

Daniel L. Betts serves as President and Chief Executive Officer of USA Deck, Inc., our wholly-owned subsidiary which is engaged in the sale and installation of pre-engineered wood decks and deck accessory products. Mr. Betts is 49 and has over 27 years experience in the home improvement industry. He has served as President of U.S.A. Deck, Inc. since 1989.

Corporate Governance

We manage our business under the direction of our board of directors. The board meets at least quarterly during the year to review significant developments and to act on matters requiring board approval. The board held four regularly scheduled meetings, an annual meeting and one special meeting during fiscal year 2003. The board also held four meetings by the written unanimous consent of the board members. Each director attended at least three-fourths of the meetings.

The board has long been committed to sound and effective corporate governance practices. Three of the six members of our board are independent, and our key committees are comprised solely of independent directors. We formed a nominating/corporate governance committee last year to consider and recommend candidates for board vacancies, actively recruit qualified candidates, review and make recommendations regarding committee assignments and committee structure, and assist the board in developing and implementing corporate governance practices and policies.

The board during the past fiscal year also adopted a comprehensive set of corporate governance guidelines, which addresses a number of important governance issues, including director independence but also such matters as criteria for board membership, expectations regarding attendance and participation in meetings, committee responsibilities, authority of the board and certain committees to engage outside independent advisors as they deem appropriate, and annual board self-evaluation. We have published these guidelines on the corporate governance page of our web site, which can be accessed through www.ushomesystems.com.

Management has closely reviewed internally and with the board the provisions of the Sarbanes-Oxley Act of 2002, the related rules of the SEC and the Nasdaq Stock Market regarding corporate governance policies and procedures. One result of this process has been that the board has fully reexamined the formal charter setting forth the powers and responsibilities of the audit committee, and has revised the charter to fully comply with the new rules. Further in full compliance with the new rules, the board has also implemented formal charters setting forth the powers and responsibilities of the compensation and nominating/corporate governance committees. As the Nasdaq Stock Market proposals continue to evolve, the board, under the direction of the nominating/corporate governance committee, will continue to assess the charters of each of these committees. All three of our charters may be viewed on the corporate governance page of our web site, www.ushomesystems.com.

Audit Committee. The audit committee is comprised of three independent directors and is responsible for (1) selection of our independent accountants, (2) reviewing the scope of, and the fees for, the annual audit, (3) reviewing with the independent accountants our accounting practices and policies, (4) reviewing with the independent accountants their final report, (5) reviewing with our chief financial officer and independent accountants overall accounting and financial controls, and (6) being available to the independent accountants during the year for consultation purposes. The audit committee held three meetings during fiscal year 2003. The audit committee is comprised of Messrs. Jobe (chairman), Buchholz and Yoho. Our board has determined that Larry Jobe is an “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002 and SEC rules. Each committee member attended all of the meetings.

Compensation Committee. The compensation committee, which is comprised of two independent directors, determines the salaries of our executive officers, assists in determining the salaries of other personnel, administers the grant of awards under our stock option plan and performs other similar functions. The compensation committee held two meetings during fiscal year 2003. The compensation committee is comprised of Messrs. Buchholz (chairman) and Jobe. All committee members were present at each meeting.

Nominating/Corporate Governance Committee. The nominating/corporate governance committee is comprised of two non-employee directors who meet the independence requirements of the Nasdaq Stock Market and is responsible for identifying individuals qualified to become members of the board, recommending to the board qualified director nominees to be proposed for election at the annual meeting of stockholders, recommending to the board directors to be appointed to the various committees of the board, and assisting the board in developing and implementing effective corporate governance practices and policies. The nominating/corporate governance committee held one meeting during fiscal year 2003 to approve the nominating/corporate governance charter and corporate governance guidelines. The nominating/corporate governance committee is comprised of Messrs. Buchholz (chairman) and Jobe. All committee members were present at each meeting.

Code of Ethics and Business Conduct

Our board of directors has adopted a code of ethics and business conduct. While no code of conduct can replace the thoughtful behavior of an ethical director, officer or employee, we feel the code of ethics and business conduct will, among other things, focus our board and management on areas of ethical risk, provide guidance in recognizing and dealing with ethical issues, provide mechanisms to report unethical conduct and generally help foster a culture of honesty and accountability. Any amendment or waiver of the code of ethics and business conduct may only be made by the board or a committee of the board. A current copy of the code of ethics and business conduct is posted on our website, www.ushomesystems.com. Any future amendments or waivers of the code of ethics and business conduct will be promptly disclosed on our website. In addition, copies of the code of ethics and business conduct are available to all stockholders upon request.

Disclosure Regarding Nominating Committee Functions and Communications Between Stockholders and the Board of Directors

•	Our corporate governance committee’s responsibilities include performing the functions of a nominating committee pursuant to its charter, which is available on our website at www.ushomesystems.com.

•	All members of the corporate governance committee are “independent” as defined by the Nasdaq Stock Market listing standards.

•	Our corporate governance committee does not have a specific policy with regard to the consideration of any director candidates recommended by security holders. Our board of directors believes that such a policy is unnecessary because it considers all director candidate recommendations without regard to the source of the recommendation.

•	Our corporate governance guidelines set forth the qualifications that are to be considered in connection with the selection of a nominee to our board of directors. Our corporate governance guidelines are available on our website, www.ushomesystems.com.

•	The process for identifying and evaluating nominees is described in our corporate governance guidelines. The evaluation process for candidates is the same regardless of the source of the recommendation.

•	We do not pay a fee to any third party to identify or evaluate nominees for director; however, we may retain such parties in the future, particularly with respect to nominees that are not already directors.

•	Since the last annual meeting, the corporate governance committee has not received a recommended nominee from a stockholder owning 5% or more of our common stock.

•	Communications to the board of directors may be delivered in care of the Company’s General Counsel, Richard B. Goodner, U.S. Home Systems, Inc., 750 State Highway 121 Bypass, Suite 170, Lewisville, Texas 75067.

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid to our chief executive officer and our four other executive officers who received salary and bonus in excess of $100,000 during the referenced periods. In this annual report, we refer to these five individuals as our “named executive officers.”

Summary Compensation Table

Name and Position	Year	Annual Compensation(1)		Long-Term Compensation
		Salary	Bonus	Securities Underlying Stock Options
Murray H. Gross President, Chief Executive Officer and Chairman of the Board of Directors	2003 2002 2001	$283,852 263,000 250,000	$55,040 58,052 94,896	20,000 — 105,000

Peter T. Bulger Vice President and Chief Operating Officer	2003 2002 2001	$252,384 220,000 210,000	$55,040 58,052 94,896	— — 75,000

Steven L. Gross Vice President of Marketing	2003 2002 2001	$178,884 147,000 140,000	$45,867 48,377 79,080	— — 50,000

Robert A. DeFronzo Secretary, Treasurer and Chief Financial Officer	2003 2002 2001	$157,520 126,000 120,000	$27,520 29,025 47,448	— — 25,000

Richard B. Goodner(2) Vice President—Legal Affairs and General Counsel	2003	$63,920	$—	50,000

(1)	The referenced individuals received personal benefits in addition to salary and bonuses. The aggregate amount of such personal benefits, however, did not exceed the lesser of $50,000 or 10% of their total annual salary and bonus.

(2)	Mr. Goodner was employed as our General Counsel on June 13, 2003 and elected as our Vice President—Legal Affairs in August 2003 at an annual salary of $153,600.

Employment Agreements

We have an employment agreement with Murray H. Gross, our President, Chief Executive Officer and Chairman of the Board of Directors. The term of our employment agreement with Mr. Gross ends on December 31, 2006. The employment agreement will automatically be extended for an additional one year term unless either party notifies the other of its intent not to renew the agreement on or before November 30, 2006. If the employment agreement is terminated by us for just cause or by Mr. Gross without good reason, Mr. Gross will not be entitled to severance pay. If the employment agreement is terminated by us without just cause or by Mr. Gross with good reason, which includes a change in our control, Mr. Gross will be entitled to severance pay in a lump sum amount equal to the greater of the remainder of the term of the agreement then in effect or one year’s base salary as then in effect. If at the time of Mr. Gross’ death his employment agreement is in effect and Mr. Gross is married, we are obligated to pay Mr. Gross’ widow in a lump sum an amount of cash equal to one year’s salary. We also pay the annual premiums to provide Mr. Gross’ beneficiaries with $1,250,000 of life insurance benefits. If we terminate Mr. Gross’ employment as a result of his disability, Mr. Gross will be entitled to receive an amount equal to the difference between his salary at the date of termination and any disability compensation received by him for a two year period. Mr. Gross is entitled to receive bonuses and other incentive compensation as determined by our compensation committee. The employment agreement contains provisions related to confidentiality and non-competition.

Pursuant to Mr. Gross’ employment agreement, Mr. Gross may resign from his employment with us and convert his employment agreement into a consulting agreement upon his attainment of the age of 68 but prior to September 1, 2009. The terms of the consulting agreement are similar to Mr. Gross’ employment agreement, except that his compensation will equal 70% of his salary on the day of his resignation.

We also have employment agreements with each of Peter T. Bulger, Steven L. Gross, Robert A. DeFronzo and Richard B. Goodner. Our employment agreements with these executive officers are for a one year initial term; provided that six months prior to the first anniversary of the employment agreement, and each anniversary thereafter, the employment agreement will automatically be extended for an additional year unless we notify the executive officer of our intent not to extend the agreement. If an executive’s employment agreement is terminated by us for cause or by the executive without good reason, the executive will not be entitled to severance pay. If we terminate the executive without cause, the executive will be entitled to severance pay equal to one year’s salary. If we terminate the executive as a result of his disability, the executive will be entitled to receive an amount equal to the difference between his salary at the date of termination and any disability compensation received by him for a one-year period. If at the time of the executive’s death his employment agreement is in effect and the executive is married, we are obligated to pay the executive’s widow in a lump sum an amount of cash equal to one year’s salary. If the executive terminates his employment with us for good reason or within one year of a change in our control, he will be entitled to severance pay equal to one year’s salary. Our executives are entitled to receive bonuses and other incentive compensation as determined by our compensation committee. The employment agreements contain provisions related to confidentiality and non-competition.

Cash Bonus Plan

We have an executive cash bonus plan which recognizes and rewards contributions made to us by certain executive officers and key management. The bonus plan is administered by our compensation committee, who, each fiscal year selects the executive officers and key management eligible to receive bonus awards under the plan for the current or subsequent fiscal years. The compensation committee determines the amount of the cash bonus pool available for distribution for the fiscal year. The cash bonus pool available for distribution equals a percentage (as determined by the compensation committee) of the pre-tax profit for the applicable fiscal year. Each participant in the bonus plan shall receive a quarterly draw against his awarded annual bonus. The bonus plan contains provisions that address the availability of bonuses and payment procedures for eligible participants in the plan whose employment with us is terminated during a given fiscal year.

Option Grants in Last Fiscal Year

The following tables show all individual grants of stock options to the named executives during the fiscal year ended December 31, 2003.

Name	Individual Grants		Exercise or Base Price ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Option Granted(1)	% of Total Options Granted to Employees in Fiscal Year			5%	10%
Murray H. Gross(2)	20,000	11.5%	$5.31	01/10/2013	$66,800	$169,200
Richard B. Goodner(3)	50,000	28.8%	$7.49	06/13/2013	$235,000	$597,000

(1)

As required under the SEC’s rules, amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. If our stock price does not actually increase to a level above the applicable exercise price at the time of exercise, the realized value to the named executives from these options will be zero.

(2)	Murray H. Gross is President, Chief Executive Officer and a director of our company. The options granted to Mr. Gross during 2003 were granted under our Amended and Restated 2000 Stock Compensation Plan. The exercise price of such options is equal to 100% of the price per share of our common stock on the date of grant and expires if not exercised ten years after the date of grant.

(3)	Mr. Goodner is our General Counsel and Vice President – Legal Affairs. The options granted to Mr. Goodner during 2003 were granted under our 2000 Stock Compensation Plan. The exercise price of such options is equal to 100% of the price per share of our common stock on the date of grant and expires if not exercised ten years after the date of grant.

Option Exercise and Holdings

The following table sets forth information regarding the exercise of stock options by the named executives during 2003 and the exercisable and unexercisable stock options held as of December 31, 2003 by these officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Option Granted		Value of Unexercised Options
			Exercisable	Unexercisable	Exercisable	Unexercisable(1)
Murray H. Gross(2)	—	—	105,000	20,000	$749,700	$115,800
Peter T. Bulger(3)	—	—	75,000	—	$562,500	—
Steven L. Gross(3)	—	—	50,000	—	$375,000	—
Robert A. DeFronzo(3)	—	—	25,000	—	$187,500	—
Richard B. Goodner(4)	—	—	12,500	37,500	$45,125	$135,375

(1)	Value of unexercised in-the-money options at December 31, 2003, is calculated based on the fair market value of our common stock on December 31, 2003, of $11.10 per share less the option exercise price. Under SEC rules, an option was “in-the-money” on December 31, 2003, if the exercise price was less than $11.10.

(2)	The exercise price of options to purchase 105,000 shares is $3.96 per share and the exercise price to purchase 20,000 shares is $5.31. Options granted to Murray Gross to purchase 105,000 shares expire on April 23, 2006, and options to purchase 20,000 shares expire on January 10, 2013.

(3)	The exercise price of these options is $3.60 per share. The options expire on April 23, 2011.

(4)	The exercise price of these options is $7.49 per share. The options expire on June 13, 2013.

Equity Compensation Plans

The following table provides information as of December 31, 2003 with respect to the Company’s common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Amended and Restated 2000 Stock Compensation Plan(1) (2) (3)	770,362	$4.65	518,268

Equity compensation plans not approved by security holders	—	—	—
Total	770,362	$4.65	518,268

(1)	The Amended and Restated 2000 Stock Compensation Plan (the “Plan”) allows for the granting of share options to employees, directors and advisors. See Note 18 to the Consolidated Financial Statements.

(2)	Excludes 18,250 outstanding share options assumed in connection with the merger of U.S. Remodelers with us in 2001 at a weighted average exercise price of $8.90. We do not intend to issue any additional options under the assumed plans.

(3)	On June 12, 2002, our stockholders approved an amendment to the Plan. The Plan was originally approved by our stockholders on January 12, 2001. The Plan initially limited the maximum number of shares of common stock in respect to which options may be granted under the Plan to 10% of our outstanding common stock, up to 3,000,000 shares. The amendment, as approved by the stockholders, provided for the maximum number of shares of common stock to which options may be granted to 3,000,000 shares without limitation, and also provided for the limit on the number of shares in respect of which options may be granted to any one person under the Plan to 300,000 shares during any single calendar year. Subsequent to the stockholders approval of the Plan amendment, our board of directors approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the company. The board retained the authority to increase the number of shares available for options under the Plan up to a maximum of 3,000,000 shares from time to time as may be necessary in the future to provide ample shares for options under the Plan for our employees, directors and advisors.

Director Compensation

Effective January 1, 2004, each of our non-employee directors will receive an annual retainer of $15,000, 25% of which will be paid each quarter. The chairman of our audit committee will receive an additional annual retainer of $5,000. The annual compensation is payment for each director’s attendance of up to eight meetings per year, including board and committee meetings. For each meeting attended by the non-employee directors over the annual eight meetings, each director will be paid $500. We reimburse our directors for expenses relating to attendance of meetings. We do not compensate employee directors for attendance at board of directors’ meetings or committee meetings. From time to time our directors have received stock option grants.

Compensation Committee Report

The compensation committee consists of two directors who are not officers or employees of the Company or of any of its affiliates. The compensation committee establishes the salaries and other compensation for executive officers, including the Company’s chief executive officer and the other named executive officers. The compensation committee also administers the stock option plan.

In 2003, we engaged the services of Mann Frankfort Stein & Lipp, an employment compensation consulting firm, to provide advice to the compensation committee with respect to the base salaries and bonuses of our executive officers and compensation for our non-employee directors. The consultants analyzed the compensation levels of executive officers and directors of a peer group of companies for the most recently completed fiscal years and used proprietary valuation methodologies to value the long-term incentive compensation levels of the officers and directors of the companies in the peer group. The compensation committee considered this information to be of significant value in establishing executives’ base salaries and executives’ bonuses and director compensation for 2004.

Philosophy

The compensation committee, composed of two independent directors, administers the executive compensation program. The philosophy of the compensation committee as it relates to executive compensation is that the chief executive officer and other executive officers should be compensated at competitive levels sufficient to attract, motivate and retain talented executives who are capable of leading the Company in achieving its business objectives in an industry facing increasing regulation, competition and change, while aligning the compensation of senior management with the long-term interests of stockholders.

Salary

Annual compensation for senior management consists of base salary and, when appropriate, bonus compensation. The basic terms of employment of each named executive officer is described under “Employment Agreements” above. Salary levels of executives are reviewed and normally adjusted annually, and any bonuses are normally awarded annually. In determining appropriate salaries, the compensation committee considers: (1) the chief executive officer’s recommendations as to compensation for all other executive officers; (2) the scope of responsibility, experience, time in position and individual performance of each officer, including the chief executive officer; and (3) compensation levels at institutions of comparable size and complexity. The compensation committee’s analysis is a subjective process that utilizes no specific weighting or formula of the aforementioned factors in determining executives’ base salaries. The compensation committee also reviewed and considered the base salaries of the Company’s executive officers in light of the base salaries paid to companies in the Company’s peer group.

Bonuses

The compensation committee considers bonus compensation to be a motivational method for encouraging and rewarding outstanding individual performance, as well as the overall performance of the Company. Awards under the bonus plan are recommended to the board of directors by the compensation committee based primarily upon: (1) the overall performance of the Company, including the Company’s performance versus its business plan; (2) the performance of the individual officer; and (3) the recommendation of the chief executive officer. The purpose of the bonus plan is to provide a special incentive to each executive to maximize his or her individual performance and the overall performance of the Company. For most senior officers, bonus-to-salary ratios are sufficiently high to provide meaningful incentives to accomplish these objectives. In 2003, the Company’s executive officers earned bonuses totaling approximately $183,000.

Option Grants

The compensation committee also considers stock option grants to be an important motivational method for encouraging outstanding performance, especially for senior officers. The compensation committee believes that stock options provide management with a direct interest in the value of the common stock of the Company, thus aligning the interests of management with those of stockholders. In 2003, the compensation committee granted a total of 70,000 options to purchase the Company’s common stock to executive officers. Each of our named executive officers holds options to purchase common stock of the Company.

Chief Executive Officer’s Compensation

In keeping with the general compensation philosophy outlined above, our chief executive officer’s base salary was established to place emphasis on incentive compensation while remaining competitive with others in our industry. The compensation committee reviewed measures of individual performance to determine the bonus portion of his annual compensation. Murray H. Gross, our chief executive officer, is subject to the same bonus plan as the other executive officers. In determining Mr. Gross’ compensation, the compensation committee considered Mr. Gross’ performance, his compensation history and other subjective factors in light of our financial results over the last completed fiscal year. The compensation committee believes that the total compensation package is commensurate with the compensation paid to the chief executive officers of corporations in similar lines of business after adjustment to compensate for differences in the size, business mix and geographic area of the companies reviewed.

Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly traded company for compensation in excess of $1 million paid to the company’s chief executive officer and its four other most highly compensated executive officers. Some types of compensation, including qualified performance-based compensation, will not be subject to the deduction limit if specified requirements are met. In general, the Company structures and administers its stock option plan in a manner intended to comply with the performance-based exception to Section 162(m). Nevertheless, there can be no assurance that compensation attributable to awards granted under the Company’s stock option plan will be treated as qualified performance-based compensation under Section 162(m). In addition, the compensation committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the compensation committee believes such payments are appropriate and in the best interests of the Company and its stockholders, after taking into consideration changing business conditions and the performance of its employees.

Submitted by the Compensation Committee

of the Board of Directors

Don A. Buchholz, Chairman

Larry A. Jobe

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of our board of directors are named above under “Directors and Executive Officers – Corporate Governance.” None of our executive officers serves as a member of the compensation committee of, or as a director of, another entity, of which any members of our compensation committee is an executive officer.

Audit Committee Report

Our board of directors maintains an audit committee, acting pursuant to a written charter adopted by the board of directors, comprised of three non-employee directors of the Company, who are independent, as that term is used under the applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market. The audit committee charter was amended in August 2003 and may be reviewed on the corporate governance page of the Company’s website at www.ushomesystems.com. Our board of directors has determined that Larry A. Jobe, chairman of the audit committee, qualifies as an “audit committee financial expert” under current regulations. The audit committee believes that the audit committee’s current member composition satisfies the requirements of the Sarbanes-Oxley Act of 2002, the recently enacted rules of the Securities and Exchange Commission and the current listing standards of the Nasdaq Stock Market that govern audit committee composition.

The audit committee assists the board of directors in its oversight responsibilities and, in particular, is responsible for (1) monitoring the integrity of the Company’s financial statements, financial reporting processes and systems of internal controls regarding finance, accounting and legal compliance, (2) selecting and appointing the Company’s independent auditors and monitoring their independence and performance, pre-approving all audit and non-audit services to be provided, consistent with all applicable laws, to the Company by the Company’s independent auditors, and establishing the fees and other compensation to be paid to the independent auditors, and (3) establishing procedures for the receipt, retention, response to and treatment of complaints, including confidential, anonymous submission by the Company’s employees, regarding accounting, internal controls or audit related matters. Management is responsible for the Company’s financial reporting process, including its system of internal controls, and for the preparation of the consolidated financial statements in accordance with generally accepted accounting principles. The Company’s independent auditors are responsible for auditing those financial statements. Our responsibility is to monitor and review these processes. It is not our duty or our responsibility to conduct auditing or accounting reviews or procedures. We are not employees of the Company. We are not and do not represent ourselves to be, or to serve as, accountants or auditors by profession, or experts in the fields of accounting or auditing. Therefore, we have relied, without independent verification, on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent auditors included in their report on the Company’s financial statements. Our oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, our considerations and discussions with management and the independent auditors do not assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards or that our Company’s independent accountants are in fact “independent.”

The audit committee has reviewed and discussed the consolidated financial statements with management and the independent auditor. Management represented to the audit committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. We have discussed with the independent auditor the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees.”

The Company’s independent auditor also provided the audit committee with the written disclosures required by Independence Standards Board Standard No. 1 “Independence Discussions with Audit Committees,” and the audit committee discussed with the independent auditor that firm’s independence.

Following the audit committee’s discussions with management and the independent auditor, the audit committee recommended that the board of directors include the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Submitted by the Audit Committee

of the Board of Directors

Larry A. Jobe, Chairman

Don A. Buchholz

David A. Yoho

Principal Accountant Fees and Services

The audit committee pre-approves the audit fees and services provided by our independent accountants. This committee also reviews any factors that could impact the independence of our independent accountants in conducting the audit and receives certain representations from our independent accountants towards that end.

The following table summarizes the fees paid or payable to Grant Thornton LLP and Ernst & Young LLP (“E&Y”) for services rendered for the fiscal years ended December 31, 2003 and 2002.

	E&Y		Grant Thornton	Total
Type of Service	2003	2002	2003	2003	2002
Audit Services	$224,300	$204,930	$145,000	$369,300	$204,930
Audit Related Services
Acquisitions related	—	25,770	—	—	25,770
Other	10,500	3,800	—	10,500	3,800

Total Audit Related Service Fees	10,500	29,570	—	10,500	29,570

Tax Compliance/Preparation Services	—	88,575	50,000	50,000	88,575
Tax Related Services	—	9,760	—	—	9,760

Total Fees	$234,800	$332,835	$195,000	$429,800	$332,835

•	Audit Services includes statutory audits, comfort letters, attest services, consents, and review of filings with SEC.

•	Audit-related services includes due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews and consultation on financial accounting and reporting standards.

•	Tax Compliance/Preparation Fees includes preparation of original and amended tax returns, claims for refunds and tax payment-planning services.

•	Tax-related services includes due diligence related to mergers and acquisitions and consultation on tax related matters.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Nasdaq Market Index and an index comprised of Special Trade Contractors (SIC Code #1799) that are traded on the Nasdaq National Market and Nasdaq Small Cap Market, assuming dividend reinvestment for the five-year period ended December 31, 2003.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003
U.S. Home Systems, Inc.	100.00	89.13	50.02	82.61	92.17	193.04
SIC Code Index	100.00	127.47	114.50	158.00	179.26	346.91
NASDAQ Market Index	100.00	176.37	110.86	88.37	61.64	92.68

Although the Performance Graph provides a five-year comparison of U.S. Home Systems, Inc. with the Nasdaq Market Index and an index comprised of Special Trade Contractors, the Company prior to February 13, 2001 was engaged in pawnshop operations under the name, U.S. Pawn, Inc.

On February 13, 2001 the Company completed a merger of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc., a Delaware corporation, with U.S. Remodelers surviving as a wholly owned subsidiary of the Company. U.S. Remodelers has been engaged in the manufacture, design, sale and installation of quality specialty home improvement products since 1997. The merger was subject to, among other conditions, the prior sale of U.S. Pawn’s pawnshop operations and the settlement of all its liabilities, which was completed on February 1, 2001. In connection with the merger, U.S. Pawn reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. Following the merger, the Company succeeded to the business of U.S. Remodelers.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at March 17, 2004, regarding the beneficial ownership of our common stock of:

•	each person or group known by us to beneficially own 5% or more of our outstanding shares of common stock;

•	each of our directors, executive officers and senior management; and

•	all our executive officers and directors, including two members of our senior management, as a group.

Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

	Shares Beneficially Owned(1)
Name of Beneficial Owner(2)	Number	Percent(3)
Murray H. Gross(4)	634,619	9.6%
Peter T. Bulger(5)	293,798	4.5%
Steven L. Gross(6)	212,212	3.2%
David A. Yoho(7)	284,947	4.4%
Ronald I. Wagner(8)	591,658	9.1%
Robert A. DeFronzo(9)	62,966	*
Richard B. Goodner(10)	12,500	*
D.S. Berenson(11)	37,406	*
James D. Borschow(12)	398,154	6.1%
Daniel L. Betts(13)	129,166	2.0%
SWS Group, Inc.	457,154	7.0%
Don A. Buchholz(14)	534,154	8.2%
Larry A. Jobe	-0-	-0-
Directors and officers as a group (12 persons)(15)	3,191,580	46.4%

*	Denotes less than 1% of the outstanding shares of common stock.

(1)	On March 17, 2004, there were 6,529,535 shares of common stock outstanding and no shares of preferred stock issued and outstanding.

(2)	Each person named below has the sole investment and voting power with respect to all shares of common stock shown as beneficially owned by the person, except as otherwise indicated below. Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)	In determining the percent of voting stock owned by a person on March 17, 2004, (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 6,529,535 shares of common stock outstanding on March 17, 2004, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Includes 522,953 shares of common stock held by About Face Limited and 111,666 shares which may be purchased by Mr. Gross upon exercise of stock option. About Face Limited is a family limited partnership, the partners of which are Murray H. Gross and his wife Barbara Gross, each of whom own a 49.5% interest in the partnership. GP About Face Ltd. is the general partner of the partnership and owns a 1% interest in the partnership. Mr. Gross is the president of the general partner. Mr. Gross has sole investment and voting power over the shares of our common stock held by the partnership. 49,673 shares of the common stock held by About Face Limited underlie an option granted to a third party, which option may be exercised up to July 1, 2004, at an exercise price of $3.50 per share.

(5)	Includes 218,798 shares of common stock held by Peter T. Bulger and 75,000 shares which may be purchased upon exercise of stock options. 20,639 shares of the common stock held by Mr. Bulger underlie an option granted to a third party, which option may be exercised up to July 1, 2004, at an exercise price of $3.50 per share.

(6)	Includes 162,212 shares of common stock held by Gross Family Trust, of which Steven L. Gross and his wife Susan M. and Gross are co-trustees, and 50,000 shares which may be purchased upon exercise of stock options. Steven L. Gross and Susan M. Gross are grantors of the trust and each has dispositive and voting power over the shares of our common stock held by the trust. 15,814 shares of the common stock held by Gross Family Trust underlie an option granted to a third party, which option may be exercised up to July 1, 2004, at an exercise price of $3.50 per share.

(7)	Includes 261,072 shares of common stock held by the David A. Yoho Revocable Trust dated January 19, 1995 of which Mr. Yoho is the trustee, 21,875 shares which may be purchased upon exercise of stock options and 2,000 shares held in the David A. Yoho IRA Rollover. Mr. Yoho is the grantor of the trust and as trustee has sole investment and voting power of our common stock held by the trust. 24,010 shares of the common stock held by David A. Yoho Revocable Trust underlie an option granted to a third party, which option may be exercised up to July 1, 2004, at an exercise price of $3.50 per share.

(8)	Includes 589,783 shares of common stock held by Ronald I. Wagner and 1,875 shares which may be purchased upon exercise of stock options. 54,157 shares of the common stock held by Mr. Wagner underlie an option granted to a third party, which option may be exercised up to July 1, 2004, at an exercise price of $3.50 per share.

(9)	Includes 37,966 shares of common stock held by Robert A. DeFronzo and 25,000 shares which may be purchased upon exercise of stock options. Includes 3,486 shares of common stock underlying an option granted to a third party, which option may be exercised up to July 1, 2004 at an exercise price of $3.50 per share.

(10)	Represents 12,500 shares which may be purchased upon exercise of stock options.

(11)	Includes 35,206 shares of common stock which may be purchased upon exercise of stock options and 2,200 shares beneficially owned by Mr. Berenson.

(12)	Includes 393,154 shares of common stock held by James Borschow and 5,000 shares which may be purchased upon exercise of stock options.

(13)	Includes 122,500 shares of common stock held by Daniel Betts and 6,666 shares which may be purchased upon exercise of stock options. Mr. Betts is president of our USA Deck subsidiary.

(14)	Includes 50,000 shares held by Buchholz Investments, 27,000 shares owned by Mr. Buchholz and 457,154 shares of common stock held by SWS Group, Inc. of which Mr. Buchholz is the Chairman of the Board. Buchholz Investments is a general partnership, the partners of which are Don A. Buchholz, his wife, Ruth Buchholz, his adult son, Robert Buchholz and his adult daughter, Chrystine B. Roberts. Robert Buchholz has voting and investment power with regard to the shares of common stock owned by the partnership. Don A Buchholz and his wife jointly own a one-third interest in the partnership and his son and daughter each own a one-third interest.

(15)	Includes the beneficial ownership of certain shares by officers and directors and shares of common stock which may be purchased by them upon exercise of vested stock options as disclosed in the foregoing footnotes and shares beneficially owned by James D. Borschow, the president of our subsidiary, First Consumer Credit, Inc. and shares beneficially owned by Daniel L. Betts, the president of our subsidiary, USA Deck, Inc.

Option Agreement

In January 2002, certain of our stockholders, who were former equity holders of U.S. Remodelers, Inc., granted an option to an unaffiliated third party to purchase, on or before January 1, 2004, from such stockholders 300,000 shares of our common stock at an exercise price of $3.50 per share. In October 2003, certain of our management stockholders including Murray H. Gross, Peter T. Bulger, Robert A. DeFronzo and Steven L. Gross, four of our executive officers, and Ronald I. Wagner and David A. Yoho, two of our directors, agreed to extend the expiration date of the option to purchase 167,779 shares to July 1, 2004. On December 24, 2003 the option holder exercised the option to purchase 132,221 shares from non-management stockholders for $462,774. The 300,000 shares subject to the option have been registered for sale under the shelf registration statement on Form S-3 which was declared effective by the SEC on July 6, 2001.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

D.S. Berenson, a member of our board of directors, is a partner in a law firm we have retained to provide legal services in the area of consumer financing. For the year ended December 31, 2003, we have made payments of $199,303.46 to his law firm.

Don A. Buchholz, a member of our board of directors, serves as chairman of the board of SWS Group, Inc., a publicly traded company. Mr. Buchholz also is a director of First Savings Bank, or FSB, one of our lenders and a subsidiary of SWS Group.

On May 23, 2003, we obtained a $4 million loan from FSB. As of December 31, 2003 we had $2.5 million outstanding under this loan. The FSB loan is secured by collateral that includes securities held in brokerage accounts in the name of Don A. Buchholz and additional securities held in brokerage accounts in the name of Angela Buchholz Children’s Trust and Chrystine B. Roberts and Mark A. Roberts as Joint Tenants. The FSB loan is further secured with real estate owned by Chickadee Partners, L.P. and the unconditional guarantees of us, Chickadee Partners, L.P., and Bosque-Chickadee Management Company, LLC, the General Partner of Chickadee Partners, L.P. In consideration for the guarantees and collateral provided by Chickadee Partners, L.P., we pay Chickadee Partners, L.P. a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan until the obligation is satisfied. For the year ended December 31, 2003, we paid Chickadee Partners, L.P. $166,668 as a collateral fee and paid FSB $67,260 as interest. The Angela Buchholz Children’s Trust and Chrystine B. Roberts are limited partners in Chickadee Partners, L.P. Angela Buchholz is the daughter-in-law of Don A. Buchholz and Chrystine B. Roberts is Mr. Buchholz’s daughter, and except for their relationship to Mr. Buchholz, neither is affiliated with us. Mr. Buchholz does not own any interest in Chickadee Partners, L.P. and has not received any compensation from us or Chickadee Partners, L.P. for providing us with his property to partially secure the FSB loan.

PART IV

EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2)    Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (c)    Exhibits:

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

Exhibit Number	Description of Exhibit

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

Exhibit Number	Description of Exhibit

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18†††	Agreement in Respect of Termination of Loan Purchase and Servicing Agreement dated April 30, 2003, by and between Bank One, N.A. and First Consumer Credit, Inc.

10.19†††	Promissory Note dated May 23, 2003, in the principal amount of $4,000,000 payable by First Consumer Credit, Inc., as Maker, to First Savings Bank, a Federal Savings Bank, as Payee

10.20†††	Deed of Trust, Assignment of Rents and Security Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Grantor, Richard J. Driscoll, as Trustee, and First Savings Bank, as Beneficiary, which secures the payment of the First Savings Bank Note with certain real estate and improvements located in Transylvania County, North Carolina

10.21†††	Security and Pledge Agreement dated May 23, 2003, by and between Chrystine B. Roberts and Mark A. Roberts Joint Tenants, as Pledgor, and First Savings Bank, as Secured Party, which secures the payment of the First Savings Bank Note with a securities account at Charles Schwab & Co., Inc.

10.22†††	Security and Pledge Agreement dated May 23, 2003, by and between Angela Buchholz Children’s Trust, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.23†††	Security and Pledge Agreement dated May 23, 2003, by and between Don A. Buchholz, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.24†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between U.S. Home Systems, Inc., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.25†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.26†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Bosque-Chickadee Management Company LLC, as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.27¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.28¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

Exhibit Number	Description of Exhibit

10.29¥	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.30¥	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.31¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.32¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.33¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.34¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.35¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.36¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.37¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.38¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.39¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.40¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.41¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.42¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.43¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.44¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.45¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

10.46¥¥	Agreement by and between U.S. Home Systems, Inc., First Consumer Credit, Inc. and Chickadee Partners, L.P. effective as of May 23, 2003

+10.47¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.48***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

Exhibit Number	Description of Exhibit

+10.49****	Employment Agreement effective November 30, 2002 between USA Deck, Inc., U.S. Home Systems, Inc. and Daniel L. Betts

+10.50°	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.51°	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

21.1°	Subsidiaries of the Company

23.1°	Consent of Grant Thornton LLP

23.2°	Consent of Ernst & Young, LLP

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

°	Filed herewith.

+	Management contract or compensatory plan or arrangement.

*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.

****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.

†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.

††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.

†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 10, 2003, and which is incorporated herein by reference.

¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.

¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.

¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

(b) Reports on Form 8-K:

U.S. Home Systems filed the following Current Reports on Form 8-K during the three-month period ended December 31, 2003:

Dated Filed	Description

October 7, 2003	Reported under Item 9. Regulation FD Disclosure providing earning guidance for the third and fourth quarters of 2003 and for fiscal 2003.

November 17, 2003	Reported under Item 12. Results of Operations and Financial Condition. U.S. Home Systems financial results for the third quarter 2003. Press release attached thereto.

November 21, 2003	Reported under Item 4. Changes in Registrant’s Certifying Accountants that effective November 21, 2003 Ernst & Young LLP resigned as independent accountants for U.S. Home Systems. Letter from Ernst & Young LLP dated December 1, 2003 to SEC attached thereto.

December 3, 2003	Reported under Item 4. Changes in Registrant’s Certifying Accountant that Grant Thornton LLP accepted engagement as independent accountants for U.S. Home Systems.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 30, 2004 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS
Murray H. Gross, President and Chief Executive Officer

By:	/s/ ROBERT A. DEFRONZO
Robert A. DeFronzo Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

Signature	Title	Date

/s/ MURRAY H. GROSS Murray H. Gross	President, Chief Executive Officer and Director	March 30, 2004

/s/ ROBERT A. DEFRONZO Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 30, 2004

/s/ DAVID A. YOHO David A. Yoho	Director	March 30, 2004

/s/ RONALD I. WAGNER Ronald I. Wagner	Director	March 30, 2004

/s/ DON A. BUCHHOLZ Don A. Buchholz	Director	March 30, 2004

/s/ D.S. BERENSON D.S. Berenson	Director	March 30, 2004

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheet of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 31, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

U.S. Home Systems, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Systems, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 12, 2003

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$1,980,634	$3,639,380
Restricted cash	749,732	33,191
Finance receivables held for sale	—	2,884,967
Accounts receivable, net	2,508,088	1,373,498
Notes receivable	54,849	—
Commission advances	580,777	395,332
Inventories	2,781,842	1,898,695
Prepaid expenses	1,066,863	956,560
Deferred income taxes	248,260	137,998
Finance receivables held for investment, net	35,484,532	54,683
Property, plant, and equipment, net	7,398,696	6,242,839
Goodwill	7,357,284	7,357,284
Other assets	934,239	435,725

Total assets	$61,145,796	$25,410,152

Liabilities and Stockholders’ Equity
Accounts payable	$3,285,091	$2,299,280
Customer deposits	2,458,382	2,080,264
Accrued wages, commissions, and bonuses	1,026,338	1,119,886
Federal and state taxes payable	452,258	363,765
Other accrued liabilities	643,965	576,949
Deferred income taxes	261,707	352,383
Deferred revenues	128,500	—
Long-term debt	38,178,155	5,240,125
Capital lease obligations	645,619	783,649

Total liabilities	47,080,015	12,816,301

Commitments and contingencies
Mandatorily redeemable preferred stock – $0.01 par value, 100,000 shares authorized, no shares outstanding at December 31, 2003 and 16,000 shares issued and outstanding at December 31, 2002, liquidation value $10 per share	—	160,000

Stockholders’ equity:
Preferred stock—$0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock—$0.001 par value, 30,000,000 shares authorized, 6,524,302 and 6,453,371 shares issued and outstanding at December 31, 2003 and 2002, respectively	6,524	6,454
Additional capital	9,687,122	9,300,255
Note receivable for stock issued	(274,950)	–
Retained earnings	4,647,085	3,127,142

Total stockholders’ equity	14,065,781	12,433,851

Total liabilities and stockholders’ equity	$61,145,796	$25,410,152

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001
Revenues:
Remodeling contracts	$74,200,869	$46,027,633	$39,447,707
Gains from loan portfolio sales	767,172	3,186,943	580,019
Interest income	3,217,236	618,069	93,497
Other	373,664	443,038	366,084

Total revenues	78,558,941	50,275,683	40,487,307

Costs and expenses:
Cost of remodeling contracts	35,142,787	21,291,857	17,302,740
Branch operations	2,595,733	1,994,813	1,478,149
Sales, marketing and license fees	26,100,302	18,524,193	14,760,315
Interest expense on financing of loan portfolios	1,116,083	144,903	22,135
Provision for loan losses	559,277	–	13,887
General and administrative	10,337,134	6,578,621	4,117,511

Income from operations	2,707,625	1,741,296	2,792,570

Interest expense	248,962	83,761	95,053
Other income, net	51,510	58,739	139,352

Income before income taxes	2,510,173	1,716,274	2,836,869
Income taxes	982,230	680,069	1,109,762

Net income	$1,527,943	$1,036,205	$1,727,107

Net income per common share:
Basic	$0.23	$0.17	$0.33

Diluted	$0.22	$0.17	$0.33

Weighted average common shares outstanding:
Basic	6,492,347	5,972,853	5,050,291

Diluted	6,863,606	6,094,238	5,066,292

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	U.S. Home Systems Common Stock		U.S. Remodelers Common Stock		Additional Capital	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	—	$—	833,333	$8,333	$1,836,171	$435,830	$—	$2,280,334
Accrued dividends – mandatorily redeemable preferred stock	—	—	—	—	—	(44,000)	—	(44,000)
Capital of U.S. Home at time of merger	3,327,785	3,328	—	—	2,100,578	—	—	2,103,906
Reverse merger, exchange of shares	16,282,800	16,283	(833,333)	(8,333)	(7,950)	—	—	—
Reverse stock split	(14,707,939)	(14,708)	—	—	14,708	—	—	—
Merger costs	—	—	—	—	(264,436)	—	—	(264,436)
Issuance of common stock in connection with acquisitions	995,169	995	—	—	2,688,739	—	—	2,689,734
Net income	—	—	—	—	—	1,727,107	—	1,727,107

Balance at December 31, 2001	5,897,815	5,898	—	—	6,367,810	2,118,937	—	8,492,645
Accrued dividends – mandatorily redeemable preferred stock	—	—	—	—	—	(28,000)	—	(28,000)
Issuance of common stock—acquisitions	555,556	556	—	—	2,932,445	—	—	2,933,001
Net income	—	—	—	—	—	1,036,205	—	1,036,205

Balance at December 31, 2002	6,453,371	6,454	—	—	9,300,255	3,127,142	—	12,433,851
Accrued dividends – mandatorily redeemable preferred stock	—	—	—	—	—	(8,000)	—	(8,000)
Issuance of common stock	70,931	70	—	—	386,867	—	(274,950)	111,987
Net income	—	—	—	—	—	1,527,943	—	1,527,943

Balance at December 31, 2003	6,524,302	$6,524	–	–	$9,687,122	$4,647,085	($274,950)	$14,065,781

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
Operating Activities
Net income	$1,527,943	$1,036,205	$1,727,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,472,912	583,077	457,057
Provision for loan losses and bad debts	523,372	35,377	59,671
Deferred income taxes	(200,938)	14,212	9,556
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	10,261,414	29,437,800	5,042,080
Purchases of finance receivables for sale	(8,615,524)	(29,731,068)	(6,226,877)
Accounts receivable	(1,098,685)	(435,677)	81,487
Commission advances	(185,445)	(58,449)	65,947
Inventories	(883,147)	(502,469)	310,951
Prepaid expenses	(110,303)	(606,801)	(70,150)
Accounts payable and customer deposits	1,363,929	1,568,690	452,647
Other assets and liabilities	282,042	410,631	(80,132)

Net cash provided by operating activities	4,337,570	1,751,528	1,829,344
Investing Activities
Purchases of property, plant, and equipment	(2,016,112)	(416,252)	(378,836)
Acquisitions, net of cash acquired	(60,000)	(2,408,547)	(2,528,165)
Purchase of finance receivables	(49,926,592)	—	—
Principal payments on finance receivables	15,112,317	—	—
Other	(54,849)	45,873	(44,263)

Cash used in investing activities	(36,945,236)	(2,778,926)	(2,951,264)
Financing Activities
Proceeds from lines of credit and long-term borrowings	74,205,464	27,391,103	6,608,364
Principal payments on lines of credit, long-term debt, and capital leases	(41,633,622)	(27,447,184)	(4,433,988)
Credit facility origination costs	(800,368)	—	—
Change in restricted cash	(716,541)	123,618	(156,809)
Reverse merger cash acquired	—	—	1,537,512
Merger costs	—	—	(183,036)
Net collections of U.S. Pawn acquired assets	—	—	499,351
Dividends on mandatorily redeemable preferred stock	(8,000)	(28,000)	(173,580)
Redemption of mandatorily redeemable preferred stock	(160,000)	(160,000)	(160,000)
Proceeds from issuance of common stock	61,987	—	—

Net cash provided by (used in) financing activities	30,948,920	(120,463)	3,537,814

Net increase (decrease) in cash and cash equivalents	(1,658,746)	(1,147,861)	2,415,894
Cash and cash equivalents at beginning of year	3,639,380	4,787,241	2,371,347

Cash and cash equivalents at end of year	$1,980,634	$3,639,380	$4,787,241

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,365,045	$228,664	$117,188

Cash payments of income taxes	$951,295	$435,600	$1,465,650

Non-cash capital expenditures	$228,158	$—	$—

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2003

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

On February 13, 2001, U.S. Home Systems, Inc., formerly known as U.S. Pawn, Inc. (“U.S. Pawn”) completed a merger (the “Merger”) of a newly created subsidiary of the Company with and into U.S. Remodelers, Inc. (“U.S. Remodelers”) a Delaware corporation, with U.S. Remodelers surviving as a wholly-owned subsidiary of the Company. U.S. Remodelers has been engaged in the manufacture, design, sale and installation of quality specialty home improvement products since 1997. The Merger was subject to, among other conditions, the prior sale of U.S. Pawn’s pawnshop operations and the settlement of all its liabilities, which was completed on February 1, 2001. In connection with the Merger, U.S. Pawn reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. Following the Merger, the Company succeeded to the business of U.S. Remodelers.

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

On October 5, 2001, the Company acquired all of the outstanding capital stock of First Consumer Credit, Inc. (“FCC”), a Dallas-based consumer financing company specializing in the home improvement and remodeling industry. In connection with the acquisition, a newly created subsidiary of the Company was merged with and into FCC, with FCC surviving as a wholly-owned subsidiary of the Company

On June 1, 2002, the Company completed an acquisition of certain assets of Reface, Inc. (“Reface”). Reface is a Norfolk, Virginia-based home improvement business specializing in kitchen and bath remodeling.

On November 30, 2002, the Company acquired all of the outstanding capital stock of Deck America, Inc., (“DAI”) a privately held Woodbridge, Virginia-based home improvement specialist providing fabrication, sale and installation of wood decks and related accessories. In connection with the acquisition, the Company also acquired DAI’s manufacturing, warehousing and office facilities from an affiliate of DAI.

On August 29, 2003, the Company acquired certain assets of E & K, Incorporated, a Portland, Oregon-based home improvement company specializing in kitchen remodeling.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Operations of the acquired businesses are included in the consolidated financial statements from their respective dates of acquisition. All significant intercompany accounts and transactions are eliminated in consolidation. In 2003, the Company declassified its balance sheet as a result of the significance of its assets and liabilities related to its finance segment.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The following summarizes the Company’s more significant accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank accounts and money market funds. The Company, from time to time, maintains cash balances in excess of federally insured limits. The Company has not experienced any losses and believes its risk of loss is not significant.

Restricted cash at December 31, 2002 represents cash held in a restricted bank account for credit risk related to retail installment obligations, or RIOs, sold by FCC to a third party (See Note 11). At December 31, 2003, restricted cash represents cash held in a collection account in connection with the Company’s $75,000,000 Credit Facility (See Note 8).

Finance Receivables Held For Sale

Finance receivables held for sale consist of RIOs purchased from remodeling contractors, which the Company has the intent to sell. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors. At December 31, 2003, the Company had no RIOs held for sale.

When the Company sells RIOs and retains related servicing rights, the Company calculates a servicing asset or liability utilizing a present value analysis of the estimated after-tax cash flows, net of the Company’s servicing costs.

Finance Receivables Held For Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by the Company’s home improvement operations that the Company has the intent to hold until maturity or pay-off. The RIOs are generally secured by the obligor’s residential real estate. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount, unamortized origination costs and an allowance for loan losses, as applicable. At December 31, 2003, interest rates on finance receivables held for investment range from 6.0% to 16.5% with a weighted average interest rate of 14.4% and an average remaining term of 109 months. Net unamortized premium (discount) was approximately $84,000 and ($6,600) at December 31, 2003 and 2002, respectively.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIO. A loan is placed back on the accrual status when both interest and principal are current. At December 31, 2003, the Company had approximately $141,000 in loans on a non-accrual status. There were no loans on a non-accrual status as of December 31, 2002.

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

affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. RIOs deemed to be uncollectible are charged against the allowance when management believes that the loan will no longer perform or be recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on finance receivables held for investment was approximately $394,000 and $7,000 at December 31, 2003 and 2002, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected future default rates and historical default rates. An allowance for losses is established through a provision for bad debts charged against income. Subsequent recoveries, if any, are credited to the allowance. The change in the allowance for bad debts is as follows:

	2003	2002	2001
Balance at beginning of year	$63,059	$65,300	$33,000
Provisions for doubtful accounts	(35,905)	35,437	45,784
Write-offs, net of recoveries	(58,847)	37,678	13,484

Balance at end of year	$86,001	$63,059	$65,300

Inventories

Inventories (consisting of raw materials and work-in-process) are carried at the lower of cost (determined by the first-in, first-out method) or market. Inventories are recorded net of write-downs for unusable, slow-moving and obsolete items. Amounts in work-in-progress relate to costs expended on firm orders and are not generally subject to obsolescence.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repair expenditures are expensed when incurred; renewals and betterments are generally capitalized.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles (“SFAS No. 142”). In accordance with this statement, goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis.

The Company completed tests for impairment of goodwill based upon the measurement of its fair value as provided for under SFAS No. 142. Fair value is estimated using either a discounted cash flow method or a market valuation approach, as appropriate. The Company has determined that its goodwill is not impaired.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Long-lived Assets

Long-lived assets held and used by the Company (including other intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying the amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flows analysis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose. Other intangible assets are amortized over the term of the related agreement.

Credit Facility Origination Costs

In connection with the incurrence of indebtedness, the Company generally incurs administrative costs and expenses. These fees are capitalized as credit facility origination costs and included in other assets. The Company amortizes these fees to interest expense over the term of the related debt using the effective interest method.

Revenue Recognition

Remodeling contract revenue is recognized upon completion and acceptance of each home improvement contract. Cost of remodeling contracts represents the costs of direct materials and labor associated with installations and manufacturing costs, including shipping and handling costs.

During the period in which the Company is holding RIOs, the Company earns finance charges on the outstanding balance of the RIOs. Finance charges earned on RIOs are recognized on the interest method.

The Company recognizes gains from sales of portfolios of RIOs upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio.

Fees earned for collection and servicing of RIO portfolios sold are recognized as earned at the amount of the contractual fee. Servicing fees are included in other revenues and were approximately $170,000, $361,000 and $106,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company had an agreement with a financial institution that made financing available to the Company’s customers. The agreement was terminated in February 2002. The Company had received a fee based upon the amount of financing provided to these customers. Fee income is included in other revenues. Fee income was $38,940 and $246,584 for the years ended December 31, 2002 and 2001, respectively.

Warranties

In addition to the manufacturers’ warranties for defective materials, the Company provides each customer a limited warranty covering defective materials and workmanship. Warranty expenses are included in the cost of remodeling contracts. The Company has not experienced significant warranty claims.

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, selected neighborhood canvassing and telemarketing. The

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Company expenses all such costs as incurred. Advertising and marketing expenses were approximately $14,006,000, $9,322,000 and $7,592,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Under APB No. 25, if the exercise price of an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The pro forma impact of applying SFAS No. 123 for the years ended December 31, 2003, 2002 and 2001 is as follows:

	December 31,
	2003	2002	2001
Pro forma:
Net income as reported	$1,527,943	$1,036,205	$1,727,107
Pro forma stock compensation, net of income taxes	301,086	129,528	168,991

Pro forma net income	1,226,857	906,677	1,558,116
Preferred dividends	8,000	28,000	44,000

Pro forma income available to common stockholders	$1,218,857	$878,677	$1,514,116

Earnings per common share – as reported – basic	$0.23	$0.17	$0.33

Earnings per common share – as reported – diluted	$0.22	$0.17	$0.33

Earnings per common share – pro forma – basic	$0.19	$0.15	$0.30

Earnings per common share – pro forma – diluted	$0.18	$0.14	$0.30

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates that the Company makes include the allowance for doubtful accounts, reserves for excess and obsolete inventories, allowance for loan losses, accrual for warranty claims, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, finance receivables held for sale and accounts payable approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2003, management believes that the carrying values of finance receivables held for investment and long-term debt approximate their fair values.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted these two statements effective January 1, 2003. There was no effect on the financial statements related to their adoption.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 apply in the interim period ending after December 15, 2003. The Company has determined that FIN No. 46 will not have any affect on its financial statements as the Company does not hold any interest in any variable entity.

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

The Company has five operating segments and is engaged in two lines of business, the specialty product home improvement business and the consumer financing business. Accordingly, the Company’s operating segments have been aggregated and reported as two reportable segments based on the nature of products offered to consumers.

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

The Company’s products are marketed directly to consumers through a variety of media sources under nationally recognized brands, “Century 21 Home Improvements,” “Renewal by Andersen,” “The Home Depot Cabinet Refacing,” and “The Home Depot At-Home Services,” as well as the Company’s own brands, “Facelifters,” “Cabinet Clad” and “USA Deck – Designer Deck”.

The Company has a license agreement with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, the “Licensor”). The license agreement provides for the Company to market, sell and install kitchen and bathroom remodeling products, replacement windows and patio doors in specific geographic territories using the service marks and trademarks “CENTURY 21 Cabinet Refacing” and “CENTURY 21 Home Improvements”.

The Company also has an agreement with Renewal by Andersen (“RbA”), a wholly-owned subsidiary of the Andersen Corporation which provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater Los Angeles area, including the counties of Los Angeles, Orange, Riverside, San Bernardino, Santa Barbara and Ventura. In February 2002, the Company began operating in the southern California market under its agreement with RbA. The agreement expires in December 2006, subject to earlier termination, which includes our failure to substantially meet specified sales and customer satisfaction goals.

The Company is a provider of wood decks, kitchen refacing and bathroom refacing solutions to The Home Depot in selected markets. On October 17, 2002, USA Deck entered into an agreement with The Home Depot to sell, furnish and install pre-engineered Designer Deck systems to The Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland and Richmond and Norfolk, Virginia. In August 2003, USA Deck amended its wood deck sales and installation agreement with The Home Depot to extend its term to October 2005 and to add new markets, including Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, and the states of New Jersey and Pennsylvania. Under the amended agreement, USA Deck provides several pre-designed deck models under The Home Depot At-Home Services brand to approximately 215 The Home Depot stores. In August 2003, the Company entered into a one-year pilot program with The Home Depot to be the exclusive provider of kitchen refacing products and installation services for approximately 229 The Home Depot stores and seven Home Expo stores in designated markets in California, Oregon, Washington and Colorado. In February 2004, the Company entered into a one-year pilot program with The Home Depot to provide custom designed, installed bathtub liners and wall surrounds to approximately 130 The Home Depot stores in designated markets in California and Colorado.

The Company entered into the consumer finance business in October 2001 when the Company acquired FCC. The Company’s consumer finance business purchases RIOs from remodeling contractors, including RIOs originated by the Company’s home improvement operations. In February 2003, FCC changed its business model from purchasing, bundling and selling portfolios of RIOs to holding and financing RIOs. To facilitate this change in FCC’s business model, FCC entered into a $75 million credit facility (see Note 8) with Autobahn Funding Company LLC and DZ Bank. The ability to purchase and finance RIOs provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned upon selling RIOs.

Until February 2003, FCC sold portfolios of RIOs to financial institutions and insurance companies under negotiated purchase commitments. In certain cases, the Company provided, for a fee, the collection and servicing of these accounts on behalf of the purchaser.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

During 2003, in two separate transactions, FCC purchased two portfolios of RIOs from Bank One, N.A. (“Bank One”) for an aggregate purchase price of $24,821,000, including accrued interest of $218,000 and an aggregate premium of $847,000. Also on June 5, 2003, FCC sold approximately $5,000,000 of the RIOs purchased from Bank One to a third party to pay down its credit facility and for additional working capital.

FCC purchased the portfolios from Bank One in order to accelerate its return to profitability following its business model change. The purchased RIOs had previously been sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. Pursuant to the terms of the FCC purchase agreement, FCC and Bank One agreed to terminate the loan purchase and servicing agreements between the parties.

During the years ended December 31, 2003 and 2002, FCC purchased approximately $8,944,000 and $7,171,000 of RIOs from the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. For the years ended December 31, 2003, 2002, and 2001, corporate overhead expenses of $1,430,000, $1,184,000 and $823,000, respectively, were allocated to its two reporting segments as follows:

	2003	2002	2001
Home Improvement	$1,130	$979	$764
Consumer Financing	$300	$205	$59

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

The following presents certain financial information of the Company’s segments for the years ended December 31, 2003, 2002 and 2001, respectively:

	Revenues			Income Before Tax
	2003	2002	2001	2003	2002	2001
	(In thousands)
Segment
Home Improvement	$74,222	$46,068	$39,694	$2,806	$367	$2,692
Consumer Financing	4,337	4,208	793	(296)	1,349	145

Consolidated Totals	$78,559	$50,276	$40,487	$2,510	$1,716	$2,837

	Assets			Capital Expenditures
	2003	2002	2001	2003	2002	2001
Home Improvement	$22,211	$17,829	$12,639	$2,225	$349	$371
Consumer Financing	41,562	8,822	7,080	19	67	8
Eliminations of intercompany loans	(2,627)	(1,241)	(3,750)	—	—	—

Consolidated Totals	$61,146	$25,410	$15,969	$2,244	$416	$379

	Depreciation/Amortization			Interest Income (Expense), Net(1)
	2003	2002	2001	2003	2002	2001
Home Improvement	$1,245	$551	$451	$(175)	$(25)	$44
Consumer Financing	228	32	6	(23)	—	—

Consolidated Totals	$1,473	$583	$457	$(198)	$(25)	$44

(1)	Interest income (expense), net in this table for the consumer finance segment does not include interest income or expense related to the Company’s portfolio of RIOs.

Revenues attributable to each of our product lines in our home improvement segment are as follows ($000):

	Year ended December 31,
	2003	2002	2001
Product lines:
Kitchen refacing	$38,561	$34,824	$33,855
Bathroom refacing	10,417	6,466	2,670
Replacement windows	5,911	3,724	2,922
Wood decks	19,311	1,014	—

Total	74,200	46,028	39,447
Other revenues	22	40	247

Total Home Improvement revenues	$74,222	$46,068	$39,694

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

Percentage of home improvement revenues attributable to our major brands are as follows:

	Percent of Home Improvement Revenues
	2003	2002	2001
Century 21 Home Improvements	39%	57%	63%
Renewal by Andersen	6%	5%	—
The Home Depot	12%	—	—
Company Brands	43%	38%	37%

Revenues in our consumer finance segment were comprised of the following ($000):

	Year ended December 31,
	2003	2002
Interest income	$3,217	$618
Gains from loan portfolio sales	767	3,187
Servicing and collection fees	170	361
Other revenues and fees	183	42

Total revenues and fees	$4,337	$4,208

4.	Acquisitions

The Company’s acquisitions have been accounted for as purchases in accordance with SFAS No. 141, Business Combinations. Operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

Cabinet Clad

On July 9, 2001, the Company completed an acquisition of certain assets of Cabinet Clad, a Detroit, Michigan based specialty product home improvement business specializing in kitchen remodeling, including replacement kitchen cabinetry, kitchen cabinet refacing, countertops and replacement windows. The acquisition of Cabinet Clad increases the Company’s market share in the Detroit metropolitan area. The purchase price was $322,450 consisting of a cash payment of $89,030, assumption of debt in the amount of $121,945, transaction expenses of $22,450 and the issuance of 23,740 shares of common stock of the Company valued at $89,025. The excess of the purchase price over the net assets acquired resulted in approximately $299,000 of goodwill, which is deductible for tax purposes.

FCC

On October 5, 2001, the Company acquired all of the outstanding capital stock of FCC, a Dallas-based consumer financing company specializing in the home improvement and remodeling industry (the “FCC Merger”). FCC purchases RIOs from remodeling contractors. Prior to its business model change in February 2003, FCC negotiated commitments with banks, insurance companies, and other financial institutions for the sale of RIO portfolios. In certain cases, FCC provided, for a fee, the collection and servicing of these accounts on behalf of the purchaser. We acquired FCC primarily to provide a stable and reliable financing source for our home improvement customers.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions (Continued)

The FCC Merger was subject to, among other conditions, the prior sale to the Company of a portfolio of RIOs (the “FCC Asset Sale”). On October 2, 2001, the Company completed the FCC Asset Sale for a cash payment of $1,414,683. On October 5, 2001, a newly created subsidiary of the Company was merged with and into FCC with FCC surviving as a wholly-owned subsidiary of the Company. Pursuant to the terms of the FCC Merger, and including the FCC Asset Sale, the purchase price was $5,178,192 including transaction costs of $162,799. The Company paid $2,414,683 in cash and issued 971,429 shares of its common stock valued at $2,600,710 based upon the closing price of the Company’s Common Stock, in exchange for all of FCC’s common stock. The excess of the purchase price over the net assets acquired resulted in goodwill of $3,767,414, none of which is deductible for tax purposes.

The FCC Merger agreement provided for certain limited indemnifications between the parties, which expired in October 2003. On the merger closing date, FCC delivered to an escrow agent stock certificates of the Company’s common stock representing an aggregate of 20% of the stock consideration (the “Escrowed Shares”) issued to the FCC shareholders as security for FCC’s indemnification to the Company. If FCC becomes obligated to indemnify the Company with respect to an indemnifiable claim and the amount of liability with respect thereto shall have been finally determined, the escrow agent shall release the appropriate number of Escrowed Shares to the Company for cancellation; provided, however, the respective FCC shareholders shall be entitled to satisfy the indemnifiable claim by paying the full amount of the claim in cash.

Reface

On June 1, 2002, the Company completed an acquisition of certain assets of Reface, a Virginia-based home improvement company specializing in kitchen and bathroom remodeling. The purchase price was approximately $367,000 consisting of a cash payment of $100,000, transaction expenses of $17,000, and the issuance of 55,556 shares of common stock of the Company valued at $250,000 based on the price of the Company’s stock. The excess of the purchase price over the net assets acquired resulted in approximately $347,000 of goodwill, all of which is deductible for tax purposes. The Company’s acquisition of Reface provides the Company with a kitchen refacing presence in the Virginia Beach and Richmond, Virginia market place.

DAI

On November 30, 2002, the Company acquired all of the outstanding capital stock of DAI, a privately-held Woodbridge, Virginia-based home improvement specialist providing fabrication, sale and installation of wood decks and related accessories. In connection with the acquisition, the Company also acquired DAI’s manufacturing, warehousing and office facilities from an affiliate of DAI. The DAI acquisition was consummated by merging DAI into USA Deck, Inc. (formerly known as Remodelers Credit Corporation), a wholly-owned Delaware subsidiary of the Company, with USA Deck as the surviving corporation. The purchase price was $4,075,967 including transaction costs of $92,967. The Company paid $1,300,000 in cash and issued to the DAI stockholders 500,000 shares of common stock, valued at approximately $2,683,000 based on the closing price of the Company’s stock, in exchange for all of DAI’s common stock.

The Company acquired the DAI operations to expand its product offerings and enhance its market share in existing and additional markets. The negotiated purchase price included management’s evaluation of DAI’s assets, historical and projected revenues and profits of DAI, and continuation of employment of certain of DAI’s key management personnel. The excess of the purchase price over the net assets acquired resulted in goodwill of $2,944,431, none of which is deductible for tax purposes. The Company assigned approximately $215,000 to intangible assets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions (Continued)

Of the $215,000 assigned to intangible assets, $99,000 was assigned to the value of DAI’s backlog, which was amortized to expense over the associated revenue recognition period and $116,000 was assigned to a non-compete agreement with the DAI shareholders. The non-compete agreement asset is being amortized to expense over a period of five years.

Concurrent with the purchase of DAI, USA Deck acquired from an affiliate of DAI certain improved property leased by DAI and utilized by DAI for its manufacturing, warehousing and office facilities. The Company acquired the property for $2,618,731 including transaction expenses of $118,731, which represented the fair value of the real property and improvements. No intangible assets were recorded as a result of the property acquired. The Company obtained a mortgage of $2,125,000 from a financial institution and paid approximately $493,731 in cash. Concurrent with the facility acquisition, the Company retired an existing obligation of DAI secured by the property in the amount of $414,000.

The DAI agreements provided for certain limited indemnifications between the parties. On the closing date, the DAI shareholders delivered to an escrow agent stock certificates of the Company’s common stock representing an aggregate of 30% of the stock consideration (DAI Escrowed Shares) issued to the DAI shareholders as security for DAI’s indemnification to the Company. If DAI becomes obligated to indemnify the Company with respect to an indemnifiable claim and the amount of liability with respect thereto shall have been finally determined, the escrow agent shall release the appropriate number of DAI Escrowed Shares to the Company for cancellation; provided, however, the respective DAI shareholders shall be entitled to satisfy the indemnifiable claim by paying the full amount of the claim in cash.

E&K

On August 29, 2003, the Company acquired certain assets of E & K, Incorporated (“E&K”), a Portland, Oregon-based home improvement company specializing in kitchen remodeling. The acquisition of E & K provides the Company entry into the Portland, Oregon market. The purchase price was $110,000, consisting of a cash payment of $60,000 and the issuance of 4,700 shares of common stock of the Company valued at $50,000 based on the closing price of the Company’s common stock.

The Company’s goodwill consists of the following:

	Home Improvement Segment	Finance Segment	Total
Goodwill at December 31, 2001	$298,856	$3,767,414	$4,066,270
Acquisition of Reface	346,583	—	346,583
Acquisition of DAI	2,944,431	—	2,944,431

Goodwill at December 31, 2003 and 2002	$3,589,870	$3,767,414	$7,357,284

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions (Continued)

The following unaudited pro forma condensed combined statements of operations for the years ended December 31, 2002 and 2001 give effect to the Merger, the reverse stock split and the acquisition of FCC as if they occurred effective January 1, 2001, and the acquisition of Deck America as if it occurred January 1, 2002 and 2001, respectively. The results for 2003 would not be materially different after giving effect to the acquisition of E&K.

	(unaudited) For the Year Ended December 31
	2002	2001
	(In thousands except per share amounts)
Revenues	$63,500	$58,661
Net income	$1,319	$1,951
Net income per common share – basic	$0.20	$0.30
Net income per common share – diluted	$0.20	$0.29

5.	Inventories

Inventories consisted of the following:

	December 31
	2003	2002
Raw materials	$1,664,006	$1,303,295
Work-in-progress	1,117,836	595,400

	$2,781,842	$1,898,695

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31		Depreciable
	2003	2002	Lives
Buildings and improvements	$2,958,866	$3,539,062	25—39 years
Machinery and equipment	3,934,636	2,868,819	3–7 years
Furniture, fixtures, and computer equipment	2,408,282	1,663,717	3–7 years
Leasehold improvements	785,127	186,191	3 years
Construction in process	505,148	—

	10,592,059	8,257,789
Less accumulated depreciation	(3,593,363)	(2,414,950)

	6,998,696	5,842,839
Land	400,000	400,000

	$7,398,696	$6,242,839

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	December 31
	2003	2002
Principal balance:
Secured	$26,990,163	$54,213
Unsecured	8,765,277	14,324

Total principal balance	35,755,440	68,537
Premium (discount)	84,183	(6,569)
Deferred origination costs	39,643	–
Allowance for losses on finance receivables	(394,734)	(7,285)

Carrying value of finance receivables	$35,484,532	$54,683

Number of loans	5,519	17

Allowance as a percentage of gross finance receivables	1.1%	9.8%
90+ days contractual delinquency:
Total amount delinquent	$73,070	$—

% delinquent	0.2%	–%

RIOs on non-accrual status	$141,136	$–

% on non-accrual status	0.4%	–%

Changes in the allowance for loan losses were as follows:

	Year Ended December 31
	2003	2002	2001
Balance at beginning of period	$7,285	$9,300	$—
Provision for losses	559,277	—	13,887
Losses sustained, net of recoveries	(171,828)	(2,015)	(4,587)

Balance at end of period	$394,734	$7,285	$9,300

At December 31, 2003, scheduled maturities of finance receivables held for investment are as follows:

Principal
Due in one year or less	$8,098,134
Due after one year through five years	19,368,669
Due after five years	8,288,637

Total	$35,755,440

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase RIO’s (see Notes 3 and 9). At December 31, 2003, the Company had approximately $32,317,000 outstanding under these lines of credit. The weighted average interest rate paid under these lines in 2003 was 3.7%. At December 31, 2003, interest rates on finance receivables held for investment range from 6.0% to 16.5% with a weighted average interest rate of 14.4%.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Finance Receivables Held For Investment (Continued)

In connection with RIOs originated by the Company, the Company incurs administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to interest income over the term of the respective RIO using the effective interest method. Deferred origination costs are $39,643 at December 31, 2003 and represent the unamortized costs incurred to originate RIOs generated by the Company’s home improvement operations.

8.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	December 31
	2003	2002
DZ Credit Facility	$28,965,000	—
Borrowing base line of credit	410,339	—
$5 million RIO revolving line of credit	3,351,762	$2,720,662
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,036,562	$2,125,000
FSB Note—Payable	2,500,000	232,500
Term loan	661,979	—
Other	252,513	161,963

	$38,178,155	$5,240,125

On February 11, 2003, in order to facilitate FCC’s change in business model from selling to holding portfolios of RIOs, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”), or the Agent. FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Pursuant to the terms of in the amount of $375,000, to complete the transaction. Including these fees, transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $130,000 for the year ended December 31, 2003. At December 31, 2003, the Company had outstanding borrowings of $28,965,000 under the Credit Facility.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At December 31, 2003, the maximum advance under the Credit Facility was $28,340,939 based on eligible RIO’s of $31,489,932. The $624,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Credit Facilities (Continued)

the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (3.7% at December 31, 2003), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At December 31, 2003 the excess spread was 9.3%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at December 31, 2003. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

On June 5, 2003, FCC completed an acquisition of approximately $23,098,000 of RIOs from Bank One. The purchase price including accrued interest and transaction related expenses was $24,276,000. On July 17, 2003, FCC purchased an additional $658,000 portfolio of RIOs from Bank One for a net purchase price of $545,000.

The RIO portfolio purchases from Bank One were financed through a combination of the utilization of FCC’s Credit Facility and a loan from First Savings Bank (“FSB”). The maximum advance under the Credit Facility is 90% of the outstanding balance of the RIOs. To facilitate FCC’s required participation in the transaction, FCC on May 23, 2003 executed a $4.0 million promissory note with FSB (“FSB Note”). The FSB Note provides for interest at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. As a result of a collateral fee paid to a third party, the effective interest rate on the FSB Note is 14% (See Note 10). Subsequent to the initial RIO portfolio purchase, FCC sold approximately $5 million of RIOs. Proceeds from the sale were utilized to pay down the FSB Note and the Credit Facility. At December 31, 2003, the Company had $2,500,000 outstanding under the FSB Note.

The FSB Note is secured by, among other collateral, (i) a deed of trust covering real estate and improvements located in Transylvania County, North Carolina owned by Chickadee Partners, L.P., (ii) certain securities held in a brokerage account in the name of Chrystine B. Roberts and Mark A. Roberts Joint Tenants; (iii) certain securities held in a brokerage account in the name of Donald A. Buchholz; and (iv) certain securities held in a brokerage account in the name of Angela Buchholz Children’s Trust. The FSB Note is further secured with the unconditional guaranties of the Company, Chickadee Partners, L.P. and Bosque-Chickadee Management Company LLC, the general partner of Chickadee Partners, L.P. (collectively, the “Chickadee Partners”) (See Note 10).

On May 30, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement includes a $5 million revolving line of credit (the “Revolving Line”), a $2 million line of credit (the “Borrowing Base Line”), and a term loan in the amount of $775,000 (the “Term Loan”). Concurrent with the execution of the Loan Agreement, the Company terminated and retired all prior credit agreements between the parties and all outstanding balances from the prior agreements were refinanced under the Loan Agreement.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Credit Facilities (Continued)

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (3.77% at December 31, 2003). The Revolving Line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At December 31, 2003, the Company had outstanding borrowings of $3,351,762 under the Revolving Line, as compared to $2,720,662 outstanding at December 31, 2002 under its prior revolving line of credit.

Prior to entering into the Credit Facility with DZ Bank, FCC typically held RIOs for less than three months before selling portfolios of RIOs to unrelated financial institutions or insurance companies. Subsequent to entering into the Credit Facility, FCC holds RIOs for 30 days and then transfers the RIOs to its subsidiary FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line.

The Borrowing Base Line allows borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At December 31, 2003 the Company had outstanding borrowings of $410,339 under the Borrowing Base Line and a borrowing capacity of $1,589,661. The Borrowing Base Line matures May 30, 2004. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (3.77% at December 31, 2003). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (3.77% at December 31, 2003). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At December 31, 2003, the outstanding balance of the Term Loan was $661,979.

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

The Company has other term loans in which the proceeds were utilized to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $3,235 through October 2008. At December 31, 2003 and 2002, the aggregate amount outstanding was $252,513 and $161,963, respectively.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets and (ii) require the Company to satisfy certain ratios related to tangible net worth and interest coverage.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Credit Facilities (Continued)

Maturities of long-term debt as of December 31, 2003, are as follows:

2004	$3,266,708
2005	359,844
2006	340,393
2007	231,692
2008	29,102,382
Thereafter	1,525,374

$34,826,393

FCC $5 million revolving line of credit	$3,351,762

9.	Capital Leases

Capital leases mature at various dates between January 2004 and February 2009 and are collateralized by assets (including equipment, land and building) under the leases having a cost of $1,299,009 and $1,277,714, and accumulated amortization of $436,537 and $302,069 at December 31, 2003 and 2002, respectively. Amortization expense on capital leases is included in depreciation expense. As of December 31, 2003, future minimum payments under capital leases are as follows:

2004	$196,441
2005	191,632
2006	171,284
2007	91,745
2008	91,745
Thereafter	15,291

Total minimum lease payments	758,138
Interest discount amount	(112,519)

Total present value of minimum lease payments	645,619

10.	Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the year ended December 31, 2003 and 2002, of approximately $199,000 and $60,000, respectively.

Don A. Buchholz, a Director of the Company, serves as Chairman of the Board of SWS Group, Inc., a publicly-traded company. Mr. Buchholz also is a director of FSB, one of our lenders and a subsidiary of SWS Group.

The FSB Note is secured by collateral that includes securities held in brokerage accounts in the name of Don A. Buchholz and additional securities held in brokerage accounts in the name of Angela Buchholz Children’s Trust and Chrystine B. Roberts and Mark A. Roberts, as joint tenants. The FSB Note is further secured with real estate owned by Chickadee Partners, L.P. and the unconditional guarantees of us, Chickadee

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Related Parties (Continued)

Partners, L.P., and Bosque-Chickadee Management Company, LLC, the General Partner of Chickadee Partners, L.P. In consideration for the guarantees and collateral provided by Chickadee Partners, L.P., we pay Chickadee Partners, L.P. a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB Note until the obligation is satisfied. For the year ended December 31, 2003, we paid Chickadee Partners, L.P. $166,668 as a collateral fee and $67,260 to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB Note is 14%. The Angela Buchholz Children’s Trust and Chrystine B. Roberts are limited partners in Chickadee Partners, L.P. Angela Buchholz is the daughter-in-law of Don A. Buchholz and Chrystine B. Roberts is Mr. Buchholz’s daughter, and except for their relationship to Mr. Buchholz, neither is affiliated with us. Mr. Buchholz does not own any interest in Chickadee Partners, L.P. and has not received any compensation from us or Chickadee Partners, L.P. for providing us with his property to partially secure the FSB Note.

Ronald I. Wagner, a Director of the Company, held shares of mandatorily redeemable preferred stock of our subsidiary, U.S. Remodelers, which were issued to him in 1997. As of December 31, 2003, all shares of preferred stock had been redeemed at a redemption price of $10 per share in accordance with the terms of the redeemable preferred stock. There are currently no outstanding shares of U.S. Remodelers’ preferred stock.

11.	Commitments and Contingencies

Off Balance Sheet Credit Risk

Prior to February 2003, the Company’s consumer financing business purchased RIOs from remodeling contractors and negotiated commitments with banks, insurance companies, and other financial institutions for the sale of RIO portfolios. The Company had several agreements with Bank One for the purchase of RIO portfolios. Each agreement represented a separate commitment from Bank One as to the aggregate amount of RIOs that may be purchased under that agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, the Company deposited a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of RIOs purchased, into a restricted bank account, to offset the institutions credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceeded certain thresholds over specified periods of time, the Company was required to reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses were less than specified thresholds over certain periods of time, the financial institution released the Hold Back Reserve to the Company, as well as was required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company routinely reviewed the credit loss experience of the RIOs underlying these agreements with the financial institution. During the year ended December 31, 2002, approximately $40,000 of credit losses were charged against the reserve. The Company had estimated that at December 31, 2002, the maximum liability for credit losses under these agreements was $300,000 based upon the specified maximum reimbursement as defined in the agreements. However, based on estimates of expected losses, the Company had established an accrual for credit losses of approximately $104,000 at December 31, 2002.

On June 5, 2003, the Company and Bank One terminated all prior agreements and no further obligations exist between the parties at December 31, 2003.

Servicing Obligations

Prior to June 2003, the Company provided, for a fee, servicing of RIO portfolios which had been sold to Bank One. The Company measured the fair value of the servicing rights utilizing a present value analysis of the

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies (Continued)

estimated after-tax net cash flows of the services provided. Factors involved in the analysis included estimating the expected servicing fees including estimates for losses and prepayments, direct costs of servicing, unit overhead costs related directly to servicing and discount rates commensurate with the risks involved. No servicing asset or liability has been recorded because the fees the Company received for servicing the RIO portfolio sold to Bank One approximated the related costs.

Servicing fees received were approximately $170,000 and $361,000 for the years ended December 31, 2003 and 2002, respectively. In June 2003, the Company discontinued providing servicing for Bank One.

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant.

Rent expense recognized under non-cancelable operating leases was approximately $1,811,000, $1,201,000, and $886,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2003, are approximately:

2004	$1,998,000
2005	1,182,000
2006	972,000
2007	401,000
2008	20,000
Thereafter	—

Total minimum lease payments	$4,573,000

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

Employment Agreements

The Company has employment agreements with certain of its officers and key employees with terms which range from one to three years. The agreements generally provide for annual salaries and for salary continuation for a specified number of months under certain circumstances, including a change in control of the Company.

12.	Mandatorily Redeemable Preferred Stock

Prior to the Merger, U.S. Remodelers issued 80,000 shares of Series A Preferred Stock (the “Mandatorily Redeemable Preferred Stock”) with a redemption price of $10 per share. Holders of the Mandatorily Redeemable Preferred Stock have no voting rights other than those expressly provided in the Certificate of Incorporation or by applicable law. In preference to shares of Common Stock, dividends on the Mandatorily Redeemable

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Mandatorily Redeemable Preferred Stock (Continued)

Preferred Stock at an annual rate of $1 per share are cumulative from the date of issuance and are payable, when and as declared by the Company’s Board of Directors, semiannually each last day of June and December in arrears. There were no unpaid dividends at December 31, 2003.

The Company was required to redeem 8,000 shares of the Mandatorily Redeemable Preferred Stock each June and December, together with accrued and unpaid dividends. At December 31, 2003, there were no outstanding shares of the Mandatorily Redeemable Preferred Stock.

13.	Capitalization

As of the date of the Merger, the authorized capital stock of U.S. Remodelers consisted of 15,000,000 shares of stock, 14,250,000 of which are shares of common stock, par value $0.01 (“USR Common Stock”); 100,000 of which are shares of preferred stock, par value $0.01 per share (“USR Preferred Stock”); and 650,000 of which are shares of non-voting common stock, par value $0.01 (“USR Non-Voting Common Stock”). Of the 100,000 shares of USR Preferred Stock, 80,000 shares had been designated as Series A Preferred Stock (the “Mandatorily Redeemable Preferred Stock”), and are classified as a separate component outside of stockholders’ equity on the accompanying balance sheet.

On February 13, 2001 U.S. Home Systems, Inc. completed the Merger (see Note 1). In connection with the Merger, the Company reincorporated in Delaware and changed its name to U.S. Home Systems, Inc. After the reincorporation, the Company had authorized 30,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock.

On February 15, 2001 the Company effected a reverse split of its common stock on the basis of one share for each four shares outstanding while maintaining 30,000,000 shares of common stock authorized for issuance. The financial statements have been retroactively restated giving effect to the reverse stock split.

On May 5, 2003, the Company entered into a Stock Purchase Agreement with Bibicoff & Associates, Inc. (“Bibicoff”). Pursuant to the Stock Purchase Agreement, Bibicoff purchased in a private transaction 50,000 restricted shares of the Company’s common stock (the “Shares”) for $275,000 or $5.50 per share. The purchase price was paid by delivering to the Company $50.00 in cash and a promissory note payable to the Company in the principal amount of $274,950. Interest under the promissory note is payable quarterly at the one-year LIBOR. The promissory note is due and payable on October 1, 2005 or 60 calendar days after the effective date of a registration statement which includes the Shares, whichever date shall first occur. The note is secured with the Shares. Additionally, Harvey Bibicoff, the president of Bibicoff, has personally guaranteed the payment of the note.

The Stock Purchase Agreement further provides for the right of the Company to repurchase the Shares for $5.55 per share or an aggregate of $277,500 at any time and for any reason until June 30, 2004 when the option will expire. As consideration for the grant of the option by Bibicoff to the Company, the Company paid to Bibicoff $0.20 per share or an aggregate of $10,000 for the option.

14.	Royalties and Licensing Fee Income

In March 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. (“Universal”). The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Royalties and Licensing Fee Income (Continued)

methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The licensing agreement requires Universal to pay USA Deck royalties based upon Universal’s sales from these products. In addition, Universal paid USA Deck an up-front licensing assistance fee of $150,000, which is being recognized as other revenues over the term of the related agreement.

15.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follow:

	2003	2002
Reserve for loan loss and doubtful accounts	$199,169	$41,070
Other	49,091	96,928

Deferred tax asset	$248,260	$137,998

Depreciation	(261,707)	(352,383)

Deferred tax liability	$(261,707)	$(352,383)

The provision for income taxes at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	December 31
	2003	2002	2001
Federal income tax at the statutory tax rate	$853,459	$583,533	$964,535
State income taxes, net of federal tax benefit	123,869	86,317	138,224
Other	4,902	10,219	7,003

	$982,230	$680,069	$1,109,762

The provision for income taxes consisted of the following:

	December 31
	2003	2002	2001
Current:
Federal	$947,547	$536,372	$892,028
State	235,621	129,485	208,178

Total current	1,183,168	665,857	1,100,206
Deferred:
Federal	(164,898)	12,914	8,303
State	(36,040)	1,298	1,253

Total deferred	(200,938)	14,212	9,556

	$982,230	$680,069	$1,109,762

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16.	License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor).

The license agreement provides for a term of 10 years ending in 2007 and gives the Company the right to market, sell, and install certain products in specific territories under the name “CENTURY 21™ Cabinet Refacing.” and “CENTURY 21™ Home Improvements”. The license agreement may be terminated by the Company upon 90 days written notice. The license agreement may be terminated by the Licensor if the Company is negligent in the performance of its services, becomes insolvent or bankrupt, fails to meet minimum revenue requirements as defined in the agreement, or fails to comply with any material provisions of the license agreement. In the event the Licensor were to cancel the license agreement, the Company believes that these products could be independently marketed by the Company in these territories; however, the cancellation of the license agreement could have an adverse effect on the business of the Company.

The license agreement, as amended, provides for license fees to HFS equal to 3% to 4.5% of the associated contract revenues over the remainder of the term of the agreement, subject to certain adjustments based upon the Company’s pretax income.

License fees pursuant were $952,741, $825,806 and $875,232 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of income.

17.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. The Company made contributions of approximately $29,500 and $41,000 for the years ended December 31, 2002 and 2001, respectively. The Company has not made a contribution for the year ended December 31, 2003.

18.	Stock Options

The Company’s stock option plans provide for the grant of incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options (NSOs) (collectively ISOs and NSOs are referred to as Awards). The option plans are administered by the Company’s Board of Directors. The purpose of the Company’s option plans is to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company. Each option Award is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the Board of Directors, usually over a period of three to five years. The provisions of the option agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date of grant. The exercise prices for options granted under the plans may be no less than the fair market value of the common stock on the date of grant. During 2003 and 2002, no options were granted to non-employees.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18.	Stock Options (Continued)

On June 12, 2002, the shareholders of the Company approved an amendment to the Company’s 2000 Stock Compensation Plan (the “Plan”). The Plan was originally approved by the stockholders on January 12, 2001. The Plan initially limited the maximum number of shares of common stock in respect to which options may be granted under the Plan to 10% of the Company’s outstanding common stock, up to 3,000,000 shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. The amendment, as approved by the stockholders, provided for the maximum number of shares of common stock to which options may be granted to 3,000,000 shares without limitation, and also provided for the limit on the number of shares in respect of which options may be granted to any one person under the Plan to 300,000 shares during any single calendar year. Subsequent to the stockholders approval of the Plan amendment, the Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors.

At December 31, 2003, options to purchase 1,309,505 shares of common stock were available for grant under the Company’s option plans.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003		2002		2001
	No. of Underlying Shares	Weighted Average Exercise Price	No. of Underlying Shares	Weighted Average Exercise Price	No. of Underlying Shares	Weighted Average Exercise Price
Outstanding at beginning of year	752,230	$4.87	698,020	$4.78	151,227	$8.65
Granted	173,710	$6.24	127,976	$5.21	569,028	$3.83
Exercised	(16,230)	$4.43	—	—	—	—
Forfeited	(121,098)	$7.68	(73,766)	$4.66	(22,235)	$6.65

Outstanding at end of year	788,612	$4.75	752,230	$4.87	698,020	$4.78

Exercisable at end of year	442,454	$4.43	376,091	$5.53	225,645	$6.72

Weighted average fair value of options granted during the year	$1.78		$1.70		$1.35

The following information summarizes stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$3.44—$4.55	474,653	$3.78	6.26	353,407	$3.76
$4.95—$5.38	226,895	$5.27	8.91	49,483	$5.28
$6.80—$12.96	87,064	$8.67	8.15	39,564	$9.32

	788,612	$4.75	7.23	442,454	$4.43

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18.	Stock Options (Continued)

The weighted average fair value of options granted are as follows:

	Number of Underlying Shares	Weighted Average Fair Value
Granted during the year ended December 31, 2001
Less than fair value	—	—
Equal to fair value	464,028	1.40
Greater than fair value	105,000	1.15

	569,028

Granted during the year ended December 31, 2002
Less than fair value	—	—
Equal to fair value	127,976	1.70
Greater than fair value	—	—

	127,976

Granted during the year ended December 31, 2003
Less than fair value	—	—
Equal to fair value	173,710	1.78
Greater than fair value	—	—

	173,710

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the years ended December 31, 2003, 2002 and 2001 were determined with the following assumptions: expected dividend yield is 0%, expected stock price volatility of 35%, risk free interest rate of 3.0% (2003) and 2.5% - 3.5% (for 2002 and 2001) and expected life of options of 4 - 5 years.

19.	Earnings Per Share

The following table sets forth the computation of earnings per share:

	Year ended December 31
	2003	2002	2001
Income applicable to common stockholders:
Net income	$1,527,943	$1,036,205	$1,727,107
Accrued dividends—mandatorily redeemable preferred stock	(8,000)	(28,000)	(44,000)

Income applicable to common stockholders	$1,519,943	$1,008,205	$1,683,107

Weighted average shares outstanding—basic	6,492,347	5,972,853	5,050,291
Effect of dilutive securities	371,259	121,385	16,001

Weighted average shares outstanding—diluted	6,863,606	6,094,238	5,066,292

Earnings per common share— basic	$0.23	$0.17	$0.33

Earnings per common share—diluted	$0.22	$0.17	$0.33

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

19.	Earnings Per Share (Continued)

Outstanding stock options to purchase 41,438 and 257,912 shares of the Company’s common stock at December 31, 2003 and 2002 were not included in the calculations of earnings per share because of their inclusion would have been anti-dilutive.

20.	Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2003				2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$14,717	$20,696	$21,848	$21,298	$9,956	$13,119	$12,163	$15,038
Net income (loss)	(575)	963	571	569	(10)	595	(162)	613
Net income (loss) per common share—basic	$(0.09)	$0.15	$0.09	$0.09	$0.00	$0.10	$(0.03)	$0.10
Net income (loss) per common share—diluted	$(0.09)	$0.14	$0.08	$0.08	$0.00	$0.10	$(0.03)	$0.10
Weighted average shares outstanding—basic	6,453,371	6,469,997	6,509,570	6,519,096	5,897,815	5,916,130	5,953,371	6,121,849
Weighted average shares outstanding—diluted	6,453,371	6,747,278	6,946,136	6,976,021	5,897,815	6,031,252	5,953,371	6,262,767

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

IOE-1

Exhibit Number	Description of Exhibit

10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18†††	Agreement in Respect of Termination of Loan Purchase and Servicing Agreement dated April 30, 2003, by and between Bank One, N.A. and First Consumer Credit, Inc.

10.19†††	Promissory Note dated May 23, 2003, in the principal amount of $4,000,000 payable by First Consumer Credit, Inc., as Maker, to First Savings Bank, a Federal Savings Bank, as Payee

10.20†††	Deed of Trust, Assignment of Rents and Security Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Grantor, Richard J. Driscoll, as Trustee, and First Savings Bank, as Beneficiary, which secures the payment of the First Savings Bank Note with certain real estate and improvements located in Transylvania County, North Carolina

10.21†††	Security and Pledge Agreement dated May 23, 2003, by and between Chrystine B. Roberts and Mark A. Roberts Joint Tenants, as Pledgor, and First Savings Bank, as Secured Party, which secures the payment of the First Savings Bank Note with a securities account at Charles Schwab & Co., Inc.

10.22†††	Security and Pledge Agreement dated May 23, 2003, by and between Angela Buchholz Children’s Trust, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.23†††	Security and Pledge Agreement dated May 23, 2003, by and between Don A. Buchholz, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.24†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between U.S. Home Systems, Inc., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

IOE-2

Exhibit Number	Description of Exhibit

10.25†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.26†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Bosque-Chickadee Management Company LLC, as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.27¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.28¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.29¥	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.30¥	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.31¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.32¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.33¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.34¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.35¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.36¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.37¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.38¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.39¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.40¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.41¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.42¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.43¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

IOE-3

Exhibit Number	Description of Exhibit

+10.44¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.45¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

10.46¥¥	Agreement by and between U.S. Home Systems, Inc., First Consumer Credit, Inc. and Chickadee Partners, L.P. effective as of May 23, 2003

+10.47¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.48***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.49****	Employment Agreement effective November 30, 2002 between USA Deck, Inc., U.S. Home Systems, Inc. and Daniel L. Betts

+10.50°	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.51°	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

21.1°	Subsidiaries of the Company

23.1°	Consent of Grant Thornton LLP

23.2°	Consent of Ernst & Young, LLP

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

°	Filed herewith.
+	Management contract or compensatory plan or arrangement.
*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 10, 2003, and which is incorporated herein by reference.
¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

IOE-4