Form 10-Q
period 2004-03-31
US HOME SYSTEMS INC
filed 2004-05-13
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-18291

U.S. HOME SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2922239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 State Highway 121 Bypass, Suite 170 Lewisville, Texas	75067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 488-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2004, there were 6,581,265 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$2,129,600	$1,980,634
Restricted cash	796,796	749,732
Accounts receivable, net	2,616,054	2,508,088
Income tax receivable	176,575	—
Notes receivable	56,658	54,849
Commission advances	592,629	580,777
Inventories	3,055,255	2,781,842
Prepaid expenses	1,359,239	1,066,863
Deferred income taxes	248,260	248,260
Finance receivables held for investment, net	37,157,861	35,484,532
Property, plant, and equipment, net	7,721,235	7,398,696
Goodwill	7,357,284	7,357,284
Other assets	909,116	934,239

Total assets	$64,176,562	$61,145,796

Liabilities and Stockholders’ Equity
Accounts payable	$4,808,513	$3,285,091
Customer deposits	2,875,820	2,458,382
Accrued wages, commissions, and bonuses	1,028,142	1,026,338
Federal and state taxes payable	138,061	452,258
Other accrued liabilities	444,627	643,965
Deferred income taxes	261,707	261,707
Deferred revenues	227,312	128,500
Long-term debt	39,974,207	38,178,155
Capital lease obligations	599,588	645,619

Total liabilities	50,357,977	47,080,015

Commitments and contingencies

Stockholders’ equity:
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock – $0.001 par value, 30,000,000 shares authorized, 6,529,536 and 6,524,302 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	6,530	6,524
Additional capital	9,714,300	9,687,122
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	4,372,705	4,647,085

Total stockholders’ equity	13,818,585	14,065,781

Total liabilities and stockholders’ equity	$64,176,562	$61,145,796

See accompanying notes

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Three-months ended March 31,
	2004	2003
		(restated)
Revenues:
Remodeling contracts	$17,976,887	$14,183,628
Gains from loan portfolio sales	71,607	139,517
Interest income	1,299,521	236,916
Other	70,118	124,651

Total revenues	19,418,133	14,684,712

Costs and expenses:
Cost of remodeling contracts	8,972,644	6,814,693
Branch operations	776,679	607,238
Sales, marketing and license fees	6,939,656	5,721,214
Interest expense on financing of loan portfolios	431,241	58,369
Provision for loan losses	155,048	6,498
General and administrative	2,535,803	2,402,934

Loss from operations	(392,938)	(926,234)

Interest expense	74,133	56,588
Other income, net	16,116	4,932

Loss before income taxes	(450,955)	(977,890)
Income taxes	(176,575)	(382,862)

Net loss	$(274,380)	$(595,028)

Net loss per common share – basic and diluted	$(0.04)	$(0.09)

Weighted average common shares outstanding – basic and diluted	6,527,507	6,453,371

See accompanying notes

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	6,524,302	$6,524	$9,687,122	$4,647,085	$(274,950)	$14,065,781
Issuance of common stock	5,234	6	27,178	—	—	27,184
Net loss	—	—	—	(274,380)	—	(274,380)

Balance at March 31, 2004	6,529,536	$6,530	$9,714,300	$4,372,705	$(274,950)	$13,818,585

See accompanying notes

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2004	2003
		(restated)
Operating Activities
Net loss	$(274,380)	$(595,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	431,829	353,677
Net provision for loan losses and bad debts	142,967	6,515
Gain from loan portfolio sales	(71,607)	(139,517)
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	695,181	1,784,817
Purchases of finance receivables for sale	(623,574)	—
Accounts receivable	(95,885)	(620,565)
Inventories	(273,413)	(217,806)
Commission advances and prepaid expenses	(304,228)	226,605
Accounts payable and customer deposits	1,940,860	935,451
Other, net	(619,095)	(628,114)

Net cash provided by operating activities	948,655	1,106,035

Investing Activities
Purchases of property, plant, and equipment	(581,052)	(136,432)
Purchase of finance receivables	(7,034,309)	(7,111,004)
Principal payments on finance receivables	5,172,340	1,166,773
Other	(1,809)	(158,403)

Cash used in investing activities	(2,444,830)	(6,239,066)

Financing Activities
Proceeds from lines of credit and long-term borrowings	10,929,570	10,356,088
Principal payments on lines of credit, long-term debt, and capital leases	(9,264,549)	(5,721,177)
Credit facility origination costs	—	(670,085)
Change in restricted cash	(47,064)	2
Dividends on mandatory redeemable preferred stock	—	(1,638)
Proceeds from issuance of common stock	27,184	—

Net cash provided by financing activities	1,645,141	3,963,190

Net increase (decrease) in cash and cash equivalents	148,966	(1,169,841)
Cash and cash equivalents at beginning of period	1,980,634	3,639,380

Cash and cash equivalents at end of period	$2,129,600	$2,469,539

Supplemental Disclosure of Cash Flow Information
Non-cash capital expenditures	$85,000	$80,888

Non-cash transfer of finance receivables held for sale to finance receivables held for investment	—	$1,239,667

See accompanying notes

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2004

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of March 31, 2004 and for the three-month periods ending March 31, 2004 and 2003 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form10-K for the year ended December 31, 2003.

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

Restricted cash represents cash held in a collection account in connection with the Company’s $75,000,000 Credit Facility.

Finance Receivables Held For Investment and Loan Losses

Finance receivables held for investment consist of retail installment contracts (“RIOs”) purchased from remodeling contractors or originated by the Company’s home improvement operations that the Company intends to hold until maturity or pay-off. The RIOs are generally secured by the obligor’s residential real estate. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount, unamortized origination costs and an allowance for loan losses, as applicable.

The accrual of interest on RIOs is discontinued on the earlier of when the Company determines that the loan is impaired or when the loan is 90 days or more past due. Accrued, but unpaid interest is charged off when the accrual of interest on RIOs is discontinued. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIO. A loan is placed back on the accrual status when both interest and principal are current. The Company had approximately $285,000 and $141,000 in loans on a non-accrual status at March 31, 2004 and December 31, 2003, respectively.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. RIOs deemed to be uncollectible are charged against the allowance when management believes that the loan will no longer perform or be recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on finance receivables held for investment was approximately $429,000 and $395,000 at March 31, 2004 and December 31, 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected future default rates and historical default rates. An allowance for losses is established through a provision for bad debts charged against income. Subsequent recoveries, if any, are credited to the allowance. Allowance for doubtful accounts was approximately $58,000 and $86,000 at March 31, 2004 and December 31, 2003, respectively.

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

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles (“SFAS No. 142”). In accordance with this statement, goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis. The test for impairment of goodwill is based upon the measurement of its fair value as provided for under SFAS No. 142. Fair value is estimated using either a discounted cash flow method or a market valuation approach, as appropriate.

Credit Facility Origination Costs

In connection with the incurrence of indebtedness, the Company generally incurs direct administrative costs and expenses. These costs are capitalized as credit facility origination costs and included in other assets. The Company amortizes these fees to interest expense over the term of the related debt using the effective interest method.

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

The Company recognizes gains from sales of portfolios of RIOs upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio adjusted for unamortized premium or discount and unamortized origination costs.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, selected neighborhood canvassing and telemarketing. The Company expenses all such costs as incurred. Advertising and marketing expenses were approximately $3,768,000, and $3,220,000 for the three months ended March 31, 2004 and 2003, respectively.

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Under APB No. 25, if the exercise price of an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The pro forma impact of applying SFAS No. 123 for the three months ended March 31, 2004 and 2003 is as follows:

	Three months ended March 31,
	2004	2003
Pro forma:
Net loss as reported	$(274,380)	$(595,028)
Pro forma stock compensation, net of related tax effect	39,080	60,323

Pro forma net loss	(313,460)	(655,351)
Preferred dividends	—	(4,000)

Pro forma loss applicable to common stockholders	$(313,460)	$(659,351)

Loss per common share – as reported – basic and diluted	$(0.04)	$(0.09)

Loss per common share – pro forma – basic and diluted	$(0.05)	$(0.10)

Reclassifications

Certain reclassifications have been made to conform the prior year amounts to the current year presentation.

The Company has revised its quarterly financial data for the three months ended March 31, 2003 from that previously reported in its unaudited report on Form 10-Q to ratably recognize the initial license fee it received under its agreement with Universal (see Note 9) over the term of the agreement. The quarterly adjustment related to this item had no effect on the full year 2003 revenues or net income.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Entities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements for entities established prior to January 31, 2003 apply in the interim period ending after December 15, 2003. There was no effect on the financial statements related to this pronouncement as the Company does not hold an interest in any variable entity.

3. Information About Segments

The Company has five operating segments and is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company’s operating segments have been aggregated and reported based on the nature of products offered to consumers. During the three months ended March 31, 2004, the Company changed the aggregation of its operating segments in its home improvement business. The Company previously reported its home improvement operations as a single reportable segment. The Company’s home improvement operations are now reported as two reporting segments; the interior

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

products segment (consisting of kitchen, bath and window products) and the exterior products segment (consisting of wood decks and related accessories). Financial information for the prior period has been reclassified to present the information accordingly.

The Company’s home improvement operations are engaged, through direct consumer marketing, in the design, manufacturing, sales, and installation of custom quality specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, wood decks and related accessories, replacement windows and patio doors. The Company manufactures its own cabinet refacing, custom countertops, bathroom cabinetry products and wood decks.

The Company’s home improvement products are marketed directly to consumers through a variety of media sources under nationally recognized brands, “Century 21 Home Improvements,” “Renewal by Andersen,” “The Home Depot Cabinet Refacing,” and “The Home Depot At-Home Services,” as well as the Company’s own brands, “Facelifters,” “Cabinet Clad” and “USA Deck – Designer Deck”.

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

The Company is a provider of wood decks, kitchen refacing and bathroom refacing solutions to The Home Depot in selected markets. On October 17, 2002, USA Deck entered into an agreement with The Home Depot to sell, furnish and install pre-engineered Designer Deck systems to The Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland and Richmond and Norfolk, Virginia. In August 2003, USA Deck amended its wood deck sales and installation agreement with The Home Depot to extend its term to October 2005 and to add new markets, including Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, and the states of New Jersey and Pennsylvania. Under the amended agreement, USA Deck provides several pre-designed deck models under The Home Depot At-Home Services brand to approximately 240 The Home Depot stores.

In August 2003, the Company entered into a one-year pilot program with The Home Depot to be the exclusive provider of kitchen refacing products and installation services for approximately 240 The Home Depot stores in designated markets in California, Oregon, Washington and Colorado. In May 2004, the Company and The Home Depot amended their pilot program to provide for a two-year term ending in May 2006 and added the Detroit, Michigan and Minneapolis, Minnesota markets to the coverage area. The amended agreement added approximately 83 The Home Depot stores to the 240 stores originally included in the pilot program.

In February 2004, the Company entered into a one-year pilot program with The Home Depot to provide custom designed, installed bathtub liners and wall surrounds to approximately 130 The Home Depot stores in designated markets in California and Colorado. The Company and The Home Depot in May 2004 also amended this pilot program to extend the term to May 2006 and added designated markets in Oregon, Washington, Michigan and Minnesota to the coverage area. The amended agreement added approximately 193 The Home Depot stores to the 130 stores originally included in the bath program. As a result of these amendments, both kitchen refacing and bath products will be offered in the same The Home Depot stores.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

The Company entered into the consumer finance business in October 2001 when the Company acquired FCC. The Company’s consumer finance business purchases RIOs from remodeling contractors, including RIOs originated by the Company’s home improvement operations. In February 2003, FCC changed its business model from purchasing, bundling and selling portfolios of RIOs to holding and financing RIOs. To facilitate this change in FCC’s business model, FCC entered into a $75 million credit facility (see Note 6) with Autobahn Funding Company LLC and DZ Bank. The ability to purchase and finance RIOs provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned upon selling RIOs.

Until February 2003, FCC sold portfolios of RIOs to financial institutions and insurance companies under negotiated purchase commitments. In certain cases, the Company provided, for a fee, the collection and servicing of these accounts on behalf of the purchaser.

During the three months ended March 31, 2004 and March 31, 2003, FCC purchased approximately $2,135,000 and $2,568,000 of RIOs from the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate overhead expenses allocated to reporting segments for the three months ended March 31, 2004 and 2003 were $398,000 and $218,000, respectively.

	Three months ended March 31,
(In thousands)	2004	2003
Home Improvement:
Interior products	$164	$171
Exterior products	124	47
Consumer Finance	110	42

	$398	$218

The following presents certain financial information of the Company’s segments for the three months ended March 31, 2004 and 2003, respectively:

	Revenues		Net Loss
(In thousands)	Q1-2004	Q1-2003	Q1-2004	Q1-2003
Segment
Home Improvement
Interior products	$13,251	$11,058	$(118)	$(348)
Exterior products	4,752	3,131	(154)	(114)
Consumer Finance	1,415	496	(2)	(133)

Consolidated Totals	$19,418	$14,685	$(274)	$(595)

	Assets		Capital Expenditures
	Q1-2004	Q1-2003	Q1-2004	Q1-2003
Home Improvement
Interior products	$13,940	$10,178	$76	$55
Exterior products	11,272	9,042	587	160
Consumer Finance	42,892	12,632	3	2
Eliminations of intercompany loans	(3,927)	(1,850)	—	—

Consolidated Totals	$64,177	$30,002	$666	$217

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

	Depreciation/ Amortization		Interest Income (Expense), Net(1)
	Q1-2004	Q1-2003	Q1-2004	Q1-2003
Home Improvement
Interior products	$136	$110	$(3)	$(15)
Exterior products	210	144	(47)	(38)
Consumer Finance	86	100	8	—

Consolidated Totals	$432	$354	$(42)	$(53)

(1)	Interest income (expense), net in this table for the consumer finance segment does not include interest income or expense related to the Company’s portfolio of RIOs.

Revenues attributable to each of our product lines in our home improvement operations are as follows:

	Three months ended March 31,
(In thousands)	2004	2003
Home improvement product lines:

Interior Products:
Kitchen refacing	$9,540	$7,824
Bathroom refacing	2,312	1,871
Replacement windows	1,399	1,363

Total	13,251	11,058
Exterior Products:
Wood decks	4,726	3,125
Other revenues	26	6

Total	4,752	3,131

Total Home Improvement revenues	$18,003	$14,189

Percentage of home improvement revenues attributable to our major brands is as follows:

	Three months ended March 31,
	2004	2003
Century 21 Home Improvements	35%	42%
Renewal by Andersen	7%	8%
The Home Depot	25%	7%
Company brands	33%	43%

Revenues in our consumer finance segment were comprised of the following:

	Three months ended March 31,
(In thousands)	2004	2003
Interest income	$1,300	$237
Gains from loan portfolio sales	72	140
Servicing and collection fees	—	102
Other revenues and fees	43	17

Total revenues and fees	$1,415	$496

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Inventories

Inventories consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$1,692,476	$1,664,006
Work-in-progress	1,362,779	1,117,836

	$3,055,255	$2,781,842

5. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	March 31, 2004	December 31, 2003
Principal balance:
Secured	$28,262,536	$26,990,163
Unsecured	9,306,229	8,765,277

Total principal balance	37,568,765	35,755,440
Net premium (discount)	(23,064)	84,183
Deferred origination costs, net of amortization	40,848	39,643
Allowance for losses on finance receivables	(428,688)	(394,734)

Carrying value of finance receivables	37,157,861	$35,484,532

Number of loans	5,860	5,519

Allowance as a percentage of gross finance receivables	1.1%	1.1%
90+ days contractual delinquency:
Total amount delinquent	$176,129	$73,070

% delinquent	0.5%	0.2%

RIOs on non-accrual status	$285,109	$141,136

% on non-accrual status	0.8%	0.4%

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2004	2003
Balance at beginning of period	$394,734	$7,285
Provision for losses	155,048	6,498
Losses sustained, net of recoveries	121,094	1,681

Balance at end of period	$428,688	$12,102

At March 31, 2004 and December 31, 2003, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2004	December 31, 2003
Due in one year or less	$8,498,489	$8,098,134
Due after one year through five years	20,452,208	19,368,669
Due after five years	8,618,068	8,288,637

Total	$37,568,765	$35,755,440

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Finance Receivables Held For Investment (Continued)

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase RIO’s (see Notes 3 and 6). At March 31, 2004 and December 31, 2003, the Company had approximately $33,719,000 and $32,317,000 outstanding under these lines of credit, respectively. During the three months ended March 31, 2004, the weighted average interest rate paid under these lines was 3.6% and the weighted average interest rate earned on the portfolio was 14.3%. At March 31, 2004, interest rates on finance receivables held for investment range from 6.0% to 16.5% with a weighted average interest rate of 14.3%.

In connection with RIOs originated by the Company, the Company incurs direct administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to reduce interest income over the term of the respective RIO using the effective interest method. Unamortized deferred origination costs were $40,848 and $39,643 at March 31, 2004 and December 31, 2003, respectively.

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2004	December 31, 2003
DZ Credit Facility	$29,443,000	$28,965,000
Borrowing base line of credit	810,339	410,339
$5 million RIO revolving line of credit	4,276,251	3,351,762
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,015,151	2,036,562
FSB Note – Payable	2,500,000	2,500,000
Term loan	613,542	661,979
Other	315,924	252,513

	$39,974,207	$38,178,155

On February 11, 2003, in order to facilitate FCC’s change in business model from selling to holding portfolios of RIOs, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”), or the Agent. FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $43,000 and $11,000 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, the Company had outstanding borrowings of $29,443,000 and $28,965,000 under the Credit Facility, respectively.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At March 31, 2004, the maximum advance under the Credit Facility was approximately $28,963,000 based on eligible RIO’s of $32,181,000. The $480,000 difference between the facility balance and the maximum advance amount represents available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (3.6% at March 31, 2004), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

of all eligible RIO’s charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At March 31, 2004 the excess spread was 9.1%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2004. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

In 2003, FCC acquired, in two separate transactions, two portfolios of RIOs from Bank One, N.A., or Bank One, for an aggregate purchase price of $24,821,000, including accrued interest of $218,000 and an aggregate premium of $847,000. The RIO portfolios purchased from Bank One were financed through a combination of FCC’s Credit Facility and a loan from First Savings Bank (“FSB”). The maximum advance under the Credit Facility is 90% of the outstanding balance of the RIOs. To facilitate FCC’s required participation in the transaction, FCC on May 23, 2003 executed a $4.0 million promissory note with FSB (“FSB Note”). The FSB Note provides for interest at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. The Company believes it will be able to renew the FSB Note when it matures on May 23, 2004. As a result of a collateral fee paid to Chickadee Partners, L.P. (See Note 7), the effective interest rate on the FSB Note is 14%. Subsequent to the initial RIO portfolio purchase, FCC sold approximately $5 million of RIOs. Proceeds from the sale were utilized to pay down the FSB Note and the Credit Facility. At March 31, 2004 and December 31, 2003, the Company had $2,500,000 outstanding under the FSB Note.

The FSB Note is secured by, among other collateral, (i) a deed of trust covering real estate and improvements located in Transylvania County, North Carolina owned by Chickadee Partners, L.P., (ii) certain securities held in a brokerage account in the name of Chrystine B. Roberts and Mark A. Roberts Joint Tenants; (iii) certain securities held in a brokerage account in the name of Donald A. Buchholz; and (iv) certain securities held in a brokerage account in the name of Angela Buchholz Children’s Trust. The FSB Note is further secured with the unconditional guaranties of the Company, Chickadee Partners, L.P. and Bosque-Chickadee Management Company LLC, the general partner of Chickadee Partners, L.P. (collectively, the “Chickadee Partners”) (See Note 7).

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

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (3.71% at March 31, 2004). The Revolving Line matures May 30, 2004 at which time any outstanding principal and accrued interest is due and payable. The Company believes it will be able to renew the Revolving Line upon maturity. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At March 31, 2004 and December 31, 2003, the Company had outstanding borrowings of $4,276,251 and $3,351,762 under the Revolving Line, respectively.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

The Borrowing Base Line allows borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At March 31, 2004 and December 31, 2003 the Company had outstanding borrowings of $810,339 and $410,339 under the Borrowing Base Line. At March 31, 2004, the Company had an additional borrowing capacity of approximately $1,190,000 under the line. The Borrowing Base Line matures May 30, 2004. The Company believes it will be able to renew the Borrowing Base Line upon its maturity. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (3.71% at March 31, 2004). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (3.71% at March 31, 2004). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At March 31, 2004 and December 31, 2003, the outstanding balance of the Term Loan was $613,542 and $661,979, respectively.

In connection with the acquisition of Deck America, or DAI, in November 2002, the Company’s subsidiary USA Deck, Inc. purchased DAI’s warehousing, manufacturing and office facilities. USA Deck obtained a mortgage in the amount of $2,125,000 from GE Capital Business Asset Funding. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company.

The Company has other term loans in which the proceeds were utilized to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $3,235 through October 2008. At March 31, 2004 and December 31, 2003, the aggregate amount outstanding was $315,924 and $252,513, respectively.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets and (ii) require the Company to satisfy certain ratios related to tangible net worth and interest coverage.

7. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended March 31, 2004 and 2003, of approximately $41,000 and $63,000, respectively.

Don A. Buchholz, a Director of the Company, serves as Chairman of the Board of SWS Group, Inc., a publicly-traded company. Mr. Buchholz also is a director of FSB, one of our lenders and a subsidiary of SWS Group.

The FSB Note is secured by collateral that includes securities held in brokerage accounts in the name of Don A. Buchholz and additional securities held in brokerage accounts in the name of Angela Buchholz Children’s Trust and Chrystine B. Roberts and Mark A. Roberts, as joint tenants. The FSB Note is further secured with real estate owned by Chickadee Partners, L.P. and the unconditional guarantees of us, Chickadee Partners, L.P., and Bosque-Chickadee Management Company, LLC, the General Partner of Chickadee Partners, L.P. In consideration for the guarantees and collateral provided by Chickadee Partners, L.P., we pay Chickadee Partners, L.P. a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB Note until the obligation is satisfied. For the three months ended March 31, 2004, we paid Chickadee Partners, L.P. $62,328 as a collateral fee. Additionally, we paid $24,932 to FSB as interest for the same period. As a result of the collateral fee, the effective interest rate on the FSB Note is 14%. The Angela Buchholz Children’s Trust and Chrystine B. Roberts are limited partners in Chickadee Partners, L.P. Angela Buchholz is the daughter-in-law of Don A. Buchholz and Chrystine B. Roberts is Mr. Buchholz’s daughter, and except for their relationship to Mr. Buchholz, neither is affiliated with us. Mr. Buchholz does not own any interest in Chickadee Partners, L.P. and has not received any compensation from us or Chickadee Partners, L.P. for providing us with his property to partially secure the FSB Note.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

8. Commitments and Contingencies

Servicing Obligations

Prior to June 2003, the Company provided, for a fee, servicing of RIO portfolios which had been sold to Bank One. Servicing fees received were approximately $102,000 for the three months ended March 31, 2003. In June 2003, the Company discontinued providing servicing for Bank One.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

9. Royalties and Licensing Fee Income

In 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. (“Universal”). The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The licensing agreement requires Universal to pay USA Deck royalties based upon Universal’s sales from these products. In addition, Universal paid USA Deck an up-front licensing assistance fee of $150,000, which is being recognized as other revenues over the term of the related agreement. For the three months ended March 31, 2004 and 2003, the Company recorded approximately $6,000 in each quarter for royalty and license fees under the agreement.

In February 2004, USA Deck entered into a licensing agreement with Outback Installations, Inc. (“Outback”). The licensing agreement is for a period of seven years and provides Outback the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Outback provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Outback and The Home Depot. The licensing agreement requires Outback to pay USA Deck royalties based upon Outback’s sales from these products. In addition, Outback and USA Deck entered into a one-year consulting agreement whereby USA Deck will provide consulting to Outback for the commercial manufacturing of the related products. Outback paid USA Deck an up-front fee of $125,000 related to the consulting agreement, which is being recognized as other revenues over the term of the related agreement. For the three months ended March 31, 2004, the Company recorded approximately $20,000 in consulting fees under the agreement.

10. License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were $191,000 and $181,000 for the three months ended March 31, 2004 and 2003, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of income.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

11. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended March 31,
	2004	2003
Loss applicable to common stockholders:
Net loss	$(274,380)	$(595,028)
Accrued dividends- mandatory redeemable preferred stock	—	(4,000)

Loss applicable to common stockholders	$(274,380)	$(599,028)

Weighted average shares outstanding – basic	6,527,507	6,453,371
Effect of dilutive securities	—	—

Weighted average shares outstanding – diluted	6,527,507	6,453,371

Loss per common share – basic and diluted	$(0.04)	$(0.09)

Outstanding stock options were not included in the calculations of earnings per share for the three months ended March 31, 2004 and 2003 because their inclusion would have been anti-dilutive.

12. Subsequent Event

Effective April 30, 2004, the Company acquired certain assets of Classic Renovations, Inc., a California based home improvement company specializing in bathroom refacing. The purchase price was $275,000 consisting of $50,000 in cash and 20,455 restricted shares of the Company’s common stock, valued at $225,000 based upon the closing price of the Company’s common stock on April 30, 2004 as quoted in the Nasdaq Small Cap Market.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2004 included herein, and our audited financial statements for years ended December 31, 2003, 2002 and 2001, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. These products are marketed under nationally recognized brands such as The Home Depot At-Home Services, Home Depot Cabinet Refacing, Century 21 Home Improvements, and Renewal by Andersen, and under our own brands, Facelifters, Cabinet Clad, and USA Deck-Designer Deck. Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing, telemarketing and in-store displays. Our home improvement operations include two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our product lines include kitchen and bathroom cabinetry and cabinet refacing products, countertops, replacement windows and patio doors. In our exterior products segment, our product line includes wood decks and related accessories.

We manufacture our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 19 kitchen, bath and window sales and installation centers in 12 states serving 14 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida. We manufacture the components for our wood decks utilizing non-arsenic pressure treated lumber at our Woodbridge, Virginia, Glen Mills, Pennsylvania and Westboro, Massachusetts’s facilities, which also serve as deck sales and installation centers, and collectively serve seven Northeastern and Mid-Atlantic markets..

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. As of March 31, 2004, our average RIO balance was approximately $6,400 with a weighted average maturity of approximately 106 months. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other remodeling contractors.

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

•	As a result of the successful completion of a pilot program with The Home Depot in selected mid-Atlantic markets, we entered into an agreement with The Home Depot to sell, furnish and install wood deck systems to The Home Depot customers in over 240 The Home Depot stores in the metropolitan areas of Washington, D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Boston, Massachusetts, Hartford, Connecticut and the states of New Jersey and Pennsylvania.

•	In August 2003, we entered into an exclusive one-year pilot program with The Home Depot to sell, furnish and install kitchen cabinet refacing and laminated countertop products to The Home Depot’s customers under The Home Depot Cabinet Refacing brand in designated markets in approximately 240 The Home Depot stores in California, Oregon, Washington and Colorado. In May 2004, the Company and The Home Depot amended their pilot program to provide for a two-year term ending in May 2006 and added the Detroit, Michigan and Minneapolis, Minnesota markets to the coverage area. The amended agreement added approximately 83 The Home Depot stores to the 240 stores originally included in the pilot program.

•	In February 2004, we entered into a one-year pilot program with The Home Depot to provide custom designed, installed bathtub liners and wall surrounds and related services to approximately 130 The Home Depot stores in the Los Angeles and San Diego, California and Denver, Colorado markets. The Company and The Home Depot in May 2004 amended this pilot program to extend the term to May 2006 and added designated markets in Oregon, Washington, Michigan Minnesota to the coverage area. The amended agreement added approximately 193 The Home Depot stores to the 130 stores originally included in the bath program. As a result of these amendments, both kitchen refacing and bath products will be offered in the same The Home Depot stores.

Results of Operations

Results of operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

	(Unaudited) (In thousands) Three months ended March 31,
	2004					2003
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$13,251	$4,752	$18,003	$1,415	$19,418	$11,058	$3,131	$14,189	$496	$14,685
Costs and expenses:
Costs of remodeling contracts	5,969	3,004	8,973	—	8,973	5,055	1,760	6,815	—	6,815
Branch operations	777	—	777	—	777	607	—	607	—	607
Sales, marketing and license fees	5,767	1,173	6,940	—	6,940	4,998	723	5,721	—	5,721
Interest expense on financing of loan portfolios	—	—	—	431	431	—	—	—	58	58
Provision for loan losses	—	—	—	155	155	—	—	—	7	7
General and administrative	928	783	1,711	824	2,535	953	800	1,753	650	2,403

Operating income (loss)	(190)	(208)	(398)	5	(393)	(555)	(152)	(707)	(219)	(926)
Interest expense	19	47	66	8	74	18	39	57	—	57
Other income (expense), net	15	1	16	—	16	3	1	4	1	5

Loss before income taxes	(194)	(254)	(448)	(3)	(451)	(570)	(190)	(760)	(218)	(978)
Income tax (benefit)	(76)	(100)	(176)	(1)	(177)	(222)	(76)	(298)	(85)	(383)

Net loss	$(118)	$(154)	$(272)	$(2)	$(274)	$(348)	$(114)	$(462)	$(133)	$(595)

Our consolidated revenues increased 32.2% to $19,418,000 in the three months ended March 31, 2004, as compared to $14,685,000 in the three months ended March 31, 2003. Revenues increased in each of our business operations as compared to the prior year period. In our home improvement operations, revenues increased 27% principally resulting from the growth of our programs with The Home Depot. Revenues in our consumer finance segment increased 185% principally due to increased interest income on our higher portfolio of RIOs.

Consolidated net loss was $274,000, or $0.04 per share, in the three months ended March 31, 2004 as compared to $595,000, or $0.09 per share, for the prior year period. The decline in our consolidated net loss is principally the result of increased revenues in each of business operations. Net loss in our home improvement operations declined from $462,000 in the three months ended March 31, 2003 to $272,000 in the three months ended March 31, 2004, and net loss in our consumer finance business declined from $133,000 in the three months ended March 31, 2003 to $2,000 in the three months ended March 31, 2004.

Home Improvement Operations

Revenues from our home improvement operations increased $3,814,000, or 27%, to $18,003,000 in the three months ended March 31, 2004, from $14,189,000 in the three months ended March 31, 2003.

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended March 31,		Increase
	2004	2003	$	%
Interior products:
Kitchen refacing	$9,540	$7,824	$1,716	21.9
Bathroom refacing	2,312	1,871	441	23.6
Replacement windows	1,399	1,363	36	2.6

Total interior products	13,251	11,058	2,193	19.8

Exterior products:
Wood decks	4,726	3,126	1,600	51.2
Other revenues	26	5	21	420.0

Total exterior products	4,752	3,131	1,621	51.8
Total Home Improvement revenues	$18,003	$14,189	$3,814	26.9

Revenues increased in each of our product lines reflecting higher backlog of sales orders at the beginning of 2004 as compared to the beginning of 2003, and higher sales order input during the three months ended March 31, 2004 as compared to the same period in 2003. Revenues from kitchen refacing and wood deck products increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 25% of our home improvement revenues in the three months ended March 31, 2004. Other revenues of $26,000 in the three months ended March 31, 2004, and $5,000 in the three months ended March 31, 2003 represent licensing fees and consulting fees which we received pursuant to our intellectual property licensing and consulting agreements with third parties.

The amount and percentage of home improvement revenues attributable to our major brands for three months ended March 31, 2004 and 2003 are as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	Q1-2004	Q1-2003	Q1-2004	Q1-2003
Century 21 Home Improvements	$6,346	$6,022	35%	42%
Renewal by Andersen	$1,232	$1,083	7%	8%
The Home Depot	$4,562	$1,064	25%	7%
Company brands	$5,863	$6,020	33%	43%

Sales orders for home improvement products in the three months ended March 31, 2004 were $22,910,000, an increase of 28% from $17,845,000 in the three months ended March 31, 2003. We believe the increase in new sales orders is principally attributable to increased marketing expenditures, enhanced marketing programs, improved sales efficiencies and our programs with The Home Depot. Our backlog of uncompleted sales orders was $16,057,000 at March 31, 2004, as compared to $11,124,000 at December 31, 2003. Backlog of sales order in our interior products segment was $12,529,000 and $8,567,000 at March 31, 2004 and December 31, 2003, respectively. Backlog of sales orders for our external products segment was $3,528,000 and $2,557,000 at March 31, 2004 and December 31, 2003, respectively. The increase in backlog in each segment is principally attributable to the corresponding increase in sales orders.

Gross profit for home improvement operations was $9,030,000, or 50.2% of home improvement revenues for the three months ended March 31, 2004, as compared to $7,374,000, or 52% of home improvement revenues in the prior year period. The decrease in home improvement gross profit margin as a percentage of revenues is primarily due to price increases on lumber utilized in our wood decks, as well as increased operating costs from our new deck manufacturing facilities in Glen Mills, Pennsylvania and Westboro, Massachusetts which serve The Home Depot customers in designated markets. Gross profit margin in our exterior products segment (wood decks) was 36.8% of related revenues for the three months ended March 31, 2004, as compared to 43.8% of related revenues in the three months ended March 31, 2003. We believe that gross profit margins in our deck product line will improve slightly in the second quarter of 2004 as we grow our business with The Home Depot and more fully absorb our increased operating costs from our new manufacturing facilities, provided that lumber prices remain stable.

Gross profit margin in our interior products segment was 55.0% of related revenues in the three months ended March 31, 2004, as compared to 54.3% of related revenues in the same period last year. The increase in gross profit margin is principally due to a higher mix of revenues from kitchen refacing products and improved operating efficiencies in our window and patio door product line.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $777,000, as compared to $607,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $3,768,000, or 20.9% of home improvement revenues in the three months ended March 31, 2004, as compared to $3,220,000, or 22.7% of home improvement revenues for the three months ended March 31, 2003. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and planned increased advertising expenditures for our other product lines. Marketing expenses for our interior products were $3,087,000 in the three months ended March 31, 2004 as compared to $2,750,000 in the same period in 2003. Marketing expenses for our exterior products were $681,000 and $470,000 for the three months ended March 31, 2004 and 2003, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $2,981,000, or 16.6% of home improvement revenues for the three months ended March 31, 2004, as compared to $2,320,000, or 16.4% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased recruiting, training sales materials and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $2,489,000 in the three months ended March 31, 2004 as compared to $2,067,000 in the same period in 2003. Selling expenses for our exterior products were $492,000 and $253,000 in the three months ended March 31, 2004 and 2003, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $191,000 for the three months ended March 31, 2004, as compared to $181,000 in the prior year period.

General and administrative expenses for home improvement operations were $1,711,000, or 9.5% of home improvement revenues for the three months ended March 31, 2004, as compared to $1,753,000, or 12.4% of home improvement revenues in the prior year period. General and administrative expenses include $288,000 and $218,000 of corporate overhead costs allocated to home improvement operations for the three months ended March 31, 2004 and 2003, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

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

For the three months ended March 31, 2004, revenues from our consumer finance segment were $1,415,000, as compared to $496,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended March 31,
	2004	2003
Interest income	$1,300	$237
Gains from loan portfolio sales	72	140
Servicing and collection fees	—	102
Other revenues and fees	43	17

Total revenues and fees	$1,415	$496

Because FCC had changed its business model in February 2003, revenues in the three months ended March 31, 2003 were lower as FCC did not sell significant portfolios of RIOs nor did FCC generate significant interest income because its portfolio of RIOs held was smaller. Consequently, the increase, or decrease, in each of our revenue components for the three months ended March 31, 2004, as compared to the prior year period, reflects the change in our business model. The effect of holding RIOs, as compared to selling portfolios of RIOs, has resulted in an increase in interest income, and a decrease in revenues from loan portfolio sales, The decrease in servicing and collection fees reflects the termination of our servicing agreement with Bank One.

Interest expense incurred on financing the purchase of RIOs was $431,000 for the three months ended March 31, 2004, as compared to $58,000 in the prior year period. In the prior year period, portfolios of RIOs were generally held less than three months before they were packaged and sold.

Finance receivables held for investment consisted of the following:

	March 31, 2004	December 31, 2003
Principal balance:
Secured	$28,262,536	$26,990,163
Unsecured	9,306,229	8,765,277

Total principal balance	37,568,765	35,755,440
Net premium (discount)	(23,064)	84,183
Deferred origination costs, net of amortization	40,848	39,643
Allowance for losses on finance receivables	(428,688)	(394,734)

Carrying value of finance receivables	$37,157,861	$35,484,532

	March 31, 2004	December 31, 2003
Number of loans	5,860	5,519

Allowance as a percentage of gross finance receivables	1.1%	1.1%
90+ days contractual delinquency:
Total amount delinquent	$176,129	$73,070

% delinquent	0.5%	0.2%

RIOs on non-accrual status	$285,109	$141,136

% on non-accrual status	0.8%	0.4%

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2004	2003
Balance at beginning of period	$394,734	$7,285
Provision for losses	155,048	6,498
Losses sustained, net of recoveries	121,094	1,681

Balance at end of period	$428,688	$12,102

At March 31, 2004 and December 31, 2003, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2004	December 31, 2003
Due in one year or less	$8,498,489	$8,098,134
Due after one year through five years	20,452,208	19,368,669
Due after five years	8,618,068	8,288,637

Total	$37,568,765	$35,755,440

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. At March 31, 2004 and December 31, 2003, we had approximately $33,719,000 and $32,317,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines in the three months ended March 31, 2004 was 3.6% and the weighted average interest rate earned on the portfolio was 14.3%. At March 31, 2004, interest rates on our RIO portfolio range from 6.0% to 16.5% with a weighted average interest rate of 14.3%.

General and administrative expenses were approximately $824,000 or 58.2% of finance segment revenues for the three months ended March 31, 2004, as compared to $650,000 in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, general administration of the finance segment operations and approximately $110,000 and $42,000 of corporate overhead allocated to the finance segment for the three months ended March 31, 2004 and 2003, respectively. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 56% and 65% of general and administrative expenses for the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses is principally attributable to professional fees (legal and public accounting), insurance, and licensing costs.

Net loss for the consumer finance segment was $2,000 and $133,000 in the three months ended March 31, 2004 and 2003, respectively. The decline in the finance segment loss is principally the result of increased interest income on a larger portfolio of RIOs as compared to the prior year period.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At March 31, 2004, we had approximately $2,130,000 in cash and cash equivalents, excluding restricted cash of $797,000.

Cash generated from operations was $949,000 for the three months ended March 31, 2004, and $1,106,000 for the prior year period. Cash generated from operations in the three months ended March 31, 2003 includes approximately $1,645,000 of cash generated from the sale of RIOs.

During the three months ended March 31, 2004, we utilized approximately $581,000 of cash for capital expenditures principally consisting of machinery and equipment and leasehold improvements for our new wood deck manufacturing facility in Westboro, Massachusetts. Our Westboro facility, which opened in March 2004, serves The Home Depot customers in the greater Boston area.

At March 31, 2004, we had the following amounts outstanding under our credit and debt agreements (in thousands):

March 31, 2004
DZ Credit Facility	$29,443,000
Borrowing base line of credit	810,339
$5 million RIO revolving line of credit	4,276,251
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,015,151
FSB Note – Payable	2,500,000
Term loan	613,542
Other	315,924

$39,974,207

We believe we will be able to renew our credit lines with Frost Bank upon their maturity, and we believe we will be able to renew our note to First Saving Bank upon its maturity. We also believe that we will be able to fund our other obligations and related interest payments with cash flows from operations.

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

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. The credit facility is secured by the outstanding RIOs. Pursuant to the terms of the credit facility, we were required to pay the agent’s fees and expenses, including a structuring fee in the amount $375,000, to complete the transaction. Including these fees, transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the facility.

Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At March 31, 2004, the maximum advance under the credit facility was $28,963,000 based on eligible RIOs of $32,181,000. At March 31, 2004, the balance of the credit facility was $29,443,000. The $480,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

An RIO becomes ineligible upon the occurrence of specified events identified in the credit facility which involve delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the credit facility provides that (1) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (3.6% at March 31, 2004), and (2) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At March 31, 2004 the excess spread was 9.1%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2004.

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

During 2003, in two separate transactions, we purchased two portfolios of RIOs from Bank One, N.A. for approximately $24,821,000, including accrued interest of $218,000 and an aggregate premium of $847,000. We purchased the portfolio in order to increase our portfolio size and reduce the transition time for our consumer finance business to achieve profitability under our business model.

The RIO portfolio purchases were financed through a combination of a loan from First Savings Bank, or FSB, and the utilization of our DZ Bank credit facility. Since the maximum advance under the DZ Bank credit facility is 90% of the outstanding balance of the RIOs, to facilitate our required participation in the transaction, we obtained a $4 million loan from FSB. The FSB loan provides for interest at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest is payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the outstanding principal is due and payable. Subsequent to the initial RIO portfolio purchase, we sold approximately $5 million of RIOs to a third party. Proceeds from the sale were utilized to pay down the FSB loan and the credit facility. The outstanding balance of the FSB Note was $2,500,000 at March 31, 2004 and December 31, 2003.

One of our directors, Don A. Buchholz, is a director of FSB and its parent. The FSB loan is guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, we pay the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. During the three months ended March 31, 2004, we paid the partnership approximately $62,000 as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in our consolidated financial statements, and $25,000 to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan is 14%.

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

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6%. The Frost revolving line matures May 30, 2004, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At March 31, 2004, we had outstanding borrowings of approximately $4,276,000 under the Frost revolving line.

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

The Frost line of credit allows borrowings up to $2 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At March 31, 2004, we had outstanding borrowings of $810,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,190,000. The Frost line of credit matures May 30, 2004, at which time any outstanding principal and accrued interest is due and payable. Interest on the Frost line of credit is payable monthly at LIBOR plus 2.6% (3.71% at March 31, 2004). The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At March 31, 2004, the outstanding balance of the Frost term loan was approximately $613,000.

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

We currently estimate we will require approximately $3,200,000 in cash expenditures to fund the continued expansion of operations at our recently opened Glen Mills, Pennsylvania and Westboro, Massachusetts wood deck sales and manufacturing facilities and the opening of additional wood deck manufacturing and sales facilities as we enter new markets under our deck agreement with The Home Depot. To fund our expansion under our kitchen and bathroom refacing agreements with The Home Depot, we estimate that we will require approximately $1,500,000 to fund the opening of kitchen and bathroom refacing sales centers in California, Washington and Minnesota. Opening sales and manufacturing facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility.

We believe during the next year we will require cash to fund our obligation to provide 10% of the purchase price of RIOs purchased under our DZ Bank credit facility. We may also need cash to take advantage of other opportunities for expansion, including potential acquisitions.

Although we believe we will have sufficient cash and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months, we believe that we will need additional financing to fund our expansion with The Home Depot and to meet our cash requirements for our consumer finance business. To meet our capital needs, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders would be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms. Our failure to secure additional financing to fully fund our expansion plans with The Home Depot could result in termination of one or more of our agreements with The Home Depot which would reduce our revenues, net income and available liquidity. Even if we obtain additional financing we may not be able to successfully achieve our plans to expand our product distribution with The Home Depot to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy with The Home Depot is contingent upon sufficient capital as well as other factors, including our ability to recruit, train and retain a qualified sales and installation staff. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, including our initiatives with The Home Depot, we will be required to deliver increasing volumes of our products to our own customers and those of The Home Depot on a timely basis at a reasonable cost, which may require additional capital expenditures for expansion of our existing manufacturing facilities and the purchase of additional equipment.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the Consolidated Financial Statements included elsewhere herein includes a summary of the significant accounting policies and methods used by us in the preparation of our financial statements. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Finance Receivables Held for Sale

Finance receivables held for sale consist of RIOs purchased from remodeling contractors. RIOs held for sale are typically held less than three months before portfolios of RIOs are accumulated and sold. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors. At March 31, 2004, we had no RIOs held for sale.

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At March 31, 2004, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.3% and an average term of approximately 106 months. Net unamortized discount was approximately $23,064 at March 31, 2004.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At March 31, 2004, we had approximately $285,000 of loans on non-accrual status.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at March 31, 2004 was approximately $429,000. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

Revenue Recognition

Contract revenue is recognized upon completion of installation and acceptance of each home improvement contract. Cost of goods sold represents the costs of direct materials and labor associated with installations and manufacturing costs, including shipping and handling costs.

We recognize revenues from sales of portfolios of RIOs upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio adjusted for unamortized premium or discount and unamortized origination costs. During the period in which we hold or accumulate portfolios of RIOs, we earn finance charges on the outstanding balance of the RIO. Finance charges earned on RIOs are recognized on the interest method and include amortization of premium or discount.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks from changes in short-term interest rates since a substantial amount of our debt contains interest rates which vary with interest rate changes the prime rate or LIBOR. Based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At March 31, 2004, the excess spread was 9.1%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2004.

ITEM 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8K

(a)	Exhibits. The following exhibits are filed with this Report:

Exhibit Number	Description of Exhibit
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 13, 2004 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross,
President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo,
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002