Form 10-Q
period 2004-06-30
US HOME SYSTEMS INC
filed 2004-08-05
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, there were 7,887,323 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$6,639,893	$1,980,634
Restricted cash	1,674,365	749,732
Accounts receivable, net	4,772,925	2,508,088
Notes receivable	56,390	54,849
Commission advances	649,184	580,777
Inventories	3,420,914	2,781,842
Prepaid expenses	1,126,072	1,066,863
Deferred income taxes	248,260	248,260
Finance receivables held for investment, net	37,983,076	35,484,532
Property, plant, and equipment, net	8,105,414	7,398,696
Goodwill	7,357,284	7,357,284
Other assets	1,146,915	934,239

Total assets	$73,180,692	$61,145,796

Liabilities and Stockholders’ Equity
Accounts payable	$5,842,588	$3,285,091
Customer deposits	2,595,759	2,458,382
Accrued wages, commissions, and bonuses	1,335,239	1,026,338
Federal and state taxes payable	245,912	452,258
Other accrued liabilities	694,655	643,965
Deferred income taxes	261,707	261,707
Deferred revenues	190,707	128,500
Long-term debt	39,583,755	38,178,155
Capital lease obligations	559,911	645,619

Total liabilities	$51,310,233	$47,080,015

Commitments and contingencies

Stockholders’ equity:
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,886,823 and 6,524,302 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	7,887	6,524
Additional capital	17,358,971	9,687,122
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	4,778,551	4,647,085

Total stockholders’ equity	21,870,459	14,065,781

Total liabilities and stockholders’ equity	$73,180,692	$61,145,796

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Three-months ended June 30,
	2004	2003
		(restated)
Revenues:
Remodeling contracts	$23,767,775	$19,731,601
Gains from loan portfolio sales	35,872	286,911
Interest income	1,353,024	518,237
Other	106,671	126,698

Total revenues	$25,263,342	$20,663,447

Costs and expenses:
Cost of remodeling contracts	$11,937,565	$8,789,399
Branch operations	860,027	592,784
Sales, marketing and license fees	8,339,279	6,721,381
Interest expense on financing of loan portfolios	419,561	203,748
Provision for loan losses	158,200	58,536
General and administrative	2,891,914	2,708,217

Income from operations	$656,796	$1,589,382

Interest expense	66,627	45,277
Other income, net	77,012	11,496

Income before income taxes	667,181	1,555,601
Income taxes	261,335	611,461

Net income	$405,846	$944,140

Net income per common share
Basic	$0.06	$0.15

Diluted	$0.06	$0.14

Weighted average common shares outstanding
Basic	6,608,883	6,469,997

Diluted	6,977,392	6,747,278

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Six-months ended June 30,
	2004	2003
		(restated)
Revenues:
Remodeling contracts	$41,744,664	$33,915,229
Gains from loan portfolio sales	107,479	426,428
Interest income	2,652,546	755,153
Other	176,788	251,349

Total revenues	$44,681,477	$35,348,159

Costs and expenses:
Cost of remodeling contracts	$20,910,209	$15,604,092
Branch operations	1,636,708	1,200,022
Sales, marketing and license fees	15,278,936	12,442,595
Interest expense on financing of loan portfolios	850,802	262,117
Provision for loan losses	313,248	65,034
General and administrative	5,427,715	5,111,151

Income from operations	$263,859	$663,148

Interest expense	140,760	100,539
Other income, net	93,127	15,102

Income before income taxes	216,226	577,711
Income taxes	84,760	228,599

Net income	$131,466	$349,112

Net income per common share
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

Weighted average common shares outstanding
Basic	6,568,195	6,486,441

Diluted	6,961,423	6,727,004

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	6,524,302	$6,524	$9,687,122	$4,647,085	$(274,950)	$14,065,781
Issuance of common stock	5,234	6	27,178	—	—	27,184
Net loss	—	—	—	(274,380)	—	(274,380)

Balance at March 31, 2004	6,529,536	$6,530	$9,714,300	$4,372,705	$(274,950)	$13,818,585

Issuance of common stock	1,357,287	$1,357	$7,644,671	—	—	$7,646,028
Net income	—	—	—	$405,846	—	$405,846

Balance at June 30, 2004	7,886,823	$7,887	$17,358,971	$4,778,551	$(274,950)	$21,870,459

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2004	2003
		(restated)
Operating Activities
Net income	$131,466	$349,112
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	938,020	676,490
Net provision for loan losses and bad debts	359,147	73,541
Gain from loan portfolio sales	(107,479)	(426,428)
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	731,053	8,039,719
Purchases of finance receivables for sale	(623,574)	(5,967,991)
Accounts receivable	(2,310,736)	(915,183)
Inventories	(639,072)	(574,700)
Commission advances and prepaid expenses	(127,617)	50,869
Accounts payable and customer deposits	2,694,874	1,858,002
Other, net	151,740	53,257

Net cash provided by operating activities	1,197,822	3,216,688

Investing Activities
Purchases of property, plant, and equipment	(1,381,353)	(300,163)
Acquisitions	(50,000)	—
Purchase of finance receivables	(14,194,608)	(33,309,727)
Principal payments on finance receivables	11,330,473	4,107,718
Other	(1,541)	(69,926)

Net cash used in investing activities	(4,319,029)	(29,572,098)

Financing Activities
Proceeds from lines of credit and long-term borrowings	28,455,679	46,311,372
Principal payments on lines of credit, long-term debt, and capital leases	(27,220,787)	(18,060,146)
Credit facility origination costs	—	(794,431)
Change in restricted cash	(924,633)	—
Dividends on mandatory redeemable preferred stock	—	(8,000)
Redemption of redeemable preferred stock	—	(80,000)
Proceeds from issuance of common stock	7,448,207	10,853

Net cash provided by financing activities	7,758,466	27,379,648

Net increase in cash and cash equivalents	4,659,259	1,024,238
Cash and cash equivalents at beginning of period	1,980,634	3,672,571

Cash and cash equivalents at end of period	$6,639,893	$4,696,809

Supplemental Disclosure of Cash Flow Information
Non-cash capital expenditures	$85,000	$101,012

Non-cash transfer of finance receivables held for sale to finance receivables held for investment	$—	$1,239,667

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2004

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Finance Receivables Held For Investment and Loan Losses

Finance receivables held for investment consist of retail installment contracts (“RIOs”) purchased from remodeling contractors or originated by the Company’s home improvement operations that the Company intends to hold until maturity or pay-off by the obligor. The RIOs are generally secured by the obligor’s residential real estate. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount, unamortized origination costs and an allowance for loan losses, as applicable.

The accrual of interest on RIOs is discontinued on the earlier of when the Company determines that the loan is impaired or when the loan is 90 days or more past due. Accrued, but unpaid interest is charged off when the accrual of interest on RIOs is discontinued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. A loan is placed back on the accrual status when both interest and principal are current. The Company had approximately $263,000 and $141,000 in loans on a non-accrual status at June 30, 2004 and December 31, 2003, respectively.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. RIOs deemed to be uncollectible are charged against the allowance when management believes that the loan will no longer perform or be recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on finance receivables held for investment was approximately $478,000 and $395,000 at June 30, 2004 and December 31, 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected future default rates and historical default rates. An allowance for losses is established through a provision for bad debts charged against income. Subsequent recoveries, if any, are credited to the allowance. The change in the allowance for bad debts for the six months ended June 30, 2004 is as follows:

Six months ended June 30, 2004
Beginning balance	$86,001
Provision for doubtful accounts	45,899
Write-offs, net of recoveries	(20,397)

Ending balance	$111,503

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

Goodwill

The Company tests goodwill for impairment at least on an annual basis. The test for impairment of goodwill is based upon the measurement of its fair value. Fair value is estimated using either a discounted cash flow method or a market valuation approach, as appropriate.

Credit Facility Origination Costs

In connection with new indebtedness, the Company generally incurs direct administrative costs and expenses. These costs are capitalized as credit facility origination costs and included in other assets. The Company amortizes these fees to interest expense over the term of the related debt using the effective interest method.

Revenue Recognition

Remodeling contract revenue is recognized upon completion and acceptance of each home improvement contract. Cost of remodeling contracts represents the costs of direct materials and direct and indirect labor associated with installations and manufacturing costs, including shipping and handling costs.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts, selected neighborhood canvassing and telemarketing. The Company expenses all such costs as incurred. Advertising and marketing expenses were approximately $4,448,000, and $3,596,000 for the three months ended June 30, 2004 and 2003, respectively and $8,216,000 and $6,816,000 for the six months ended June 30, 2004 and 2003, respectively.

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Under APB No. 25, if the exercise price of an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The pro forma impact of applying SFAS No. 123 for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Pro forma:
Net income as reported	$405,846	$944,140	$131,466	$349,112
Pro forma stock compensation, net of related tax effect	44,473	94,516	83,513	154,840

Pro forma net income	361,373	849,624	47,953	194,272
Preferred dividends	—	(4,000)	—	(8,000)

Pro forma income applicable to common stockholders	$361,373	$845,624	$47,953	$186,272

Earnings per common share – as reported:
Basic	$0.06	$0.15	$0.02	$0.05

Diluted	$0.06	$0.14	$0.02	$0.05

Earnings per common share – pro forma:
Basic	$0.05	$0.13	$0.01	$0.03

Diluted	$0.05	$0.13	$0.01	$0.03

Reclassifications

Certain reclassifications have been made to conform the prior period amounts to the current period presentation.

The Company has revised its quarterly financial data for the three and six months ended June 30, 2003 from that previously reported in its unaudited report on Form 10-Q for this period to ratably recognize the initial license fee it received under its agreement with Universal (see Note 11) over the term of the agreement. The quarterly adjustment related to this item had no effect on the full year 2003 revenues or net income.

3. Information About Segments

The Company has five operating segments, U.S. Remodelers, Inc., USA Deck, Inc., Facelifters Home Systems, Inc., U.S. Window Corporation and First Consumer Credit, Inc., and is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company’s operating segments have been aggregated and reported based on the nature of products offered to consumers. During the three months ended March 31, 2004, the Company changed the aggregation of its operating segments in its home improvement business. The Company previously reported its home improvement operations as a single reportable segment. The Company’s home improvement operations are now reported as two reporting segments: the interior products segment (consisting of kitchen, bath and window products) and the exterior products segment (consisting of wood decks and related accessories). Financial information for the three and six months ended June 30, 2003 has been reclassified to present the information accordingly.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

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

The Company’s consumer finance business, First Consumer Credit, Inc., or “FCC”, purchases RIOs from remodeling contractors, including RIOs originated by the Company’s home improvement operations. In February 2003, FCC changed its business model from purchasing, bundling and selling portfolios of RIOs to holding and financing RIOs. To facilitate this change in FCC’s business model, FCC entered into a $75 million credit facility (see Note 7) with Autobahn Funding Company LLC and DZ Bank. The ability to purchase and finance RIOs provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned upon selling RIOs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Until February 2003, FCC sold portfolios of RIOs to financial institutions and insurance companies under negotiated purchase commitments. In certain cases, the Company provided, for a fee, the collection and servicing of these accounts on behalf of the purchaser.

During the six months ended June 30, 2004 and 2003, FCC purchased approximately $4,145,000 and $5,098,000 of RIOs from the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate overhead expenses allocated to reporting segments for the three and six months ended June 30, 2004 and 2003 are set forth below:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Home Improvement:
Interior products	$164	$231	$328	$402
Exterior products	126	47	250	93
Consumer Finance	111	74	221	117

	$401	$352	$799	$612

The following presents certain financial information of the Company’s segments for the three and six months ended June 30, 2004 and 2003, respectively:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Home Improvement
Interior products	$17,208	$14,545	$30,459	$25,603
Exterior products	6,589	5,192	11,341	8,323
Consumer Finance	1,466	926	2,881	1,422

Consolidated Total	$25,263	$20,663	$44,681	$35,348

Net Income (Loss)
Home Improvement
Interior products	$338	$651	$220	$303
Exterior products	35	331	(119)	217
Consumer Finance	33	(38)	31	(171)

Consolidated Total	$406	$944	$132	$349

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Capital Expenditures
Home Improvement
Interior products	$348	$109	$425	$164
Exterior products	462	134	1,048	294
Consumer Finance	13	3	16	5

Consolidated Total	$823	$246	$1,489	$463

Depreciation (Amortization)
Home Improvement
Interior products	$196	$114	$323	$225
Exterior products	242	166	452	368
Consumer Finance	68	42	153	83

Consolidated Total	$506	$322	$938	$676

Interest Income (Expense), Net(1)
Home Improvement
Interior products	$1	$—	$(2)	$(15)
Exterior products	(46)	(30)	(93)	(68)
Consumer Finance	(8)	(3)	(16)	(2)

Consolidated Total	$(53)	$(33)	$(111)	$(85)

	June 30, 2004	June 30, 2003
Assets
Home Improvement
Interior products	$24,581	$11,634
Exterior products	12,318	10,577
Consumer Finance	44,492	41,562
Elimination of intercompany loans	(8,211)	(2,627)

Consolidated Total	$73,181	$61,146

(1)	Interest income (expense), net in this table for the consumer finance segment does not include interest income or expense related to the Company’s portfolio of RIOs.

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Home improvement product lines:
Interior Products:
Kitchen refacing	$12,846	$10,903	$22,386	$18,727
Bathroom refacing	2,528	2,408	4,840	4,279
Replacement windows	1,834	1,234	3,233	2,597

Total	17,208	14,545	30,459	25,603
Exterior Products:
Wood decks	6,560	5,187	11,286	8,313
Other revenues	29	5	55	10

Total	6,589	5,192	11,341	8,323

Total Home Improvement revenues	$23,797	$19,737	$41,800	$33,926

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Percentage of home improvement revenues attributable to the Company’s major brands is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Century 21 Home Improvements	35%	46%	35%	44%
Renewal by Andersen	6%	4%	6%	6%
The Home Depot	33%	12%	30%	10%
Company Brands	26%	38%	29%	40%

Revenues in the Company’s consumer finance segment were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
Interest income	$1,353	$518	$2,653	$755
Gains from loan portfolio sales	36	287	108	427
Servicing and collection fees	—	67	—	169
Other revenues and fees	77	54	120	71

Total revenues and fees	$1,466	$926	$2,881	$1,422

4. Acquisitions

Effective April 20, 2004, the Company acquired certain assets of Classic Renovations, Inc., a California based home improvement company specializing in bathroom refacing. The purchase price was $275,000, consisting of $50,000 in cash and 20,455 restricted shares of the Company’s common stock valued at $225,000 based upon the closing price of the Company’s common stock on April 30, 2004. The Company’s acquisition provides the Company entry into the Orange County, California market as a franchisee for bath liners and related products produced by Luxury Bath Liners, Inc. (“Luxury Bath”) to serve The Home Depot customers. The Company allocated $253,000 of the purchase price to the franchise agreement with Luxury Bath. The remaining $22,000 was allocated to various fixed assets.

5. Inventories

Inventories consisted of the following:

	June 30, 2004	December 31, 2003
Raw materials	$1,888,268	$1,664,006
Work-in-progress	1,532,646	1,117,836

	$3,420,914	$2,781,842

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	June 30, 2004	December 31, 2003
Principal balance:
Secured	$28,844,343	$26,990,163
Unsecured	9,700,393	8,765,277

Total principal balance	38,544,736	35,755,440
Net premium (discount)	(129,179)	84,183
Deferred origination costs, net of amortization	45,567	39,643
Allowance for losses on finance receivables	(478,048)	(394,734)

Carrying value of finance receivables	$37,983,076	$35,484,532

Number of loans	6,075	5,519

Allowance as a percentage of gross finance receivables	1.2%	1.1%
90+ days contractual delinquency:
Total amount delinquent	$165,477	$73,070

% delinquent	0.4%	0.2%

RIOs on non-accrual status	$263,386	$141,136

% on non-accrual status	0.7%	0.4%

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$428,688	$12,102	$394,734	$7,285
Provision for losses	158,200	58,536	313,248	65,034
Losses sustained, net of recoveries	108,840	2,861	229,934	4,542

Balance at end of period	$478,048	$67,777	$478,048	$67,777

At June 30, 2004 and December 31, 2003, scheduled principal maturities of finance receivables held for investment are as follows:

	June 30, 2004	December 31, 2003
Due in one year or less	$8,766,803	$8,098,134
Due after one year through five years	21,058,300	19,368,669
Due after five years	8,719,633	8,288,637

Total	$38,544,736	$35,755,440

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase RIO’s (see Notes 3 and 7). At June 30, 2004 and December 31, 2003, the Company had approximately $35,312,000 and $32,317,000 outstanding under these lines of credit, respectively. During the three and six months ended June 30, 2004, the weighted average interest rate paid under these lines was 3.5% and 3.6%, respectively, and the weighted average interest rate earned on the portfolio was 14.2%. At June 30, 2004, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

In connection with RIOs originated by the Company, the Company incurs direct administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to reduce interest income over the term of the respective RIO using the effective interest method. Unamortized deferred origination costs were $45,567 and $39,643 at June 30, 2004 and December 31, 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2004	December 31, 2003
DZ Credit Facility	$33,156,000	$28,965,000
Borrowing base line of credit	1,310,339	410,339
$5 million RIO revolving line of credit	2,156,230	3,351,762
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,000,660	2,036,562
FSB Note – Payable	—	2,500,000
Term loan	565,104	661,979
Other	395,422	252,513

	$39,583,755	$38,178,155

On February 11, 2003, in order to facilitate FCC’s change in business model from selling to holding portfolios of RIOs, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”), or the Agent. FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $40,000 for the three months ended June 30, 2004 and 2003, and $83,000 and $51,000 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003, the Company had outstanding borrowings of $33,156,000 and $28,965,000 under the Credit Facility, respectively.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At June 30, 2004, the maximum advance under the Credit Facility was approximately $31,953,000 based on eligible RIO’s of $35,503,000. The $1,203,000 difference between the facility balance and the maximum advance amount represents available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (3.79% at June 30, 2004), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At June 30, 2004 the excess spread was 8.79%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2004. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities (Continued)

During 2003, in two separate transactions, the Company purchased two portfolios of RIOs from Bank One for approximately $24,821,000, including accrued interest of $218,000 and an aggregate premium of $847,000. The Company has previously sold the purchased RIOs to Bank One under prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. The Company purchased the portfolio in order to increase its portfolio size and reduce the transition time for its consumer finance business to achieve profitability under its business model.

The RIO portfolio purchases were financed through a combination of a loan from First Savings Bank, or FSB, and the utilization of its DZ Bank Credit Facility. Since the maximum advance under the DZ Bank Credit Facility is 90% of the outstanding balance of the RIOs, to facilitate its required participation in the transaction, the Company obtained a $4 million loan from FSB. The FSB loan provided for interest at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest was payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 24, 2004 when the FSB loan was paid in full. Subsequent to the initial RIO portfolio purchase, the Company sold approximately $5 million of RIOs to a third party. Proceeds from the sale were utilized to pay down the FSB loan and the DZ Bank Credit Facility.

On May 24, 2004, the Company refinanced the FSB loan with a $2.5 million term note with Frost Bank which matures on August 30, 2004. Interest is payable monthly at LIBOR plus (1) 3.5% per annum each day from May 24, 2004 through June 23, 2004, (2) 4.5% per annum each day from June 24, 2004 through July 23, 2004 and (3) 5.5% per annum each day thereafter until the note is paid. The $2.5 million Frost Bank loan was paid on June 30, 2004 with proceeds from the Company’s public offering of its common stock.

One of the Company’s directors, Don A. Buchholz is a director of FSB and its parent. The FSB loan was guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, the Company paid the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. During the six months ended June 30, 2004 and 2003, the Company paid the partnership approximately $107,533 and $21,370, respectively, as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in the Company’s consolidated financial statements, and approximately $42,192 and $9,315, respectively, to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan was 14%. These agreements terminated upon payment of the FSB loan on May 24, 2004.

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

On May 24, 2004, the Company renewed and amended its lines of credit with Frost Bank which extended the maturity date of these credit lines to May 30, 2006, and increased the limit under its Borrowing Base Line from $2 million to $3 million.

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (4.21% at June 30, 2004). The Revolving Line, as amended, matures May 30, 2006 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At June 30, 2004 and December 31, 2003, the Company had outstanding borrowings of $2,156,230 and $3,351,762 under the Revolving Line, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities (Continued)

Prior to entering into the Credit Facility with DZ Bank, FCC typically held RIOs for less than three months before selling portfolios of RIOs to unrelated financial institutions or insurance companies. Subsequent to entering into the Credit Facility, FCC holds RIOs until the first payment is made by the customer, typically within 30 days, and then sells the RIOs to its subsidiary, FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line.

The Borrowing Base Line allows borrowings up to $3 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At June 30, 2004 and December 31, 2003 the Company had outstanding borrowings of $1,310,339 and $410,339 under the Borrowing Base Line. At June 30, 2004, the Company had an additional borrowing capacity of approximately $1,690,000 under the line. The Borrowing Base Line matures May 30, 2006. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (4.21% at June 30, 2004). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (4.21% at June 30, 2004). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At June 30, 2004 and December 31, 2003, the outstanding balance of the Term Loan was $565,104 and $661,979, respectively.

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

The Company has other term loans in which the proceeds were utilized to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $3,235 through October 2008. At June 30, 2004 and December 31, 2003, the aggregate amount outstanding was $395,421 and $252,513, respectively.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth, debt to cash flows and interest coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration.

8. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended June 30, 2004 and 2003, of approximately $37,000 and $39,000, respectively, and $75,000 and $102,000 for the six months ended June 30, 2004 and 2003, respectively.

On June 28, 2004, the Company completed a secondary offering to the public of 1,303,050 shares of its common stock in a firm commitment underwriting at a public offering price of $7.20 per share. BB&T Capital Markets and Southwest Securities, Inc. were the underwriters for the offering.

Southwest Securities, Inc. is a wholly-owned subsidiary of SWS Group, Inc., a publicly traded company for which Don A. Buchholz, a member of the Company’s board of directors, serves as chairman of the board. Other than as acting as one of the underwriters in an offering completed by the Company in June 2004, the Company did not have any business relationship with Southwest Securities and does not expect to have any additional business relationships with Southwest Securities during the remainder of 2004. As of June 30, 2004, SWS Group, Inc. owned 457,154 shares of our common stock. Mr. Buchholz also is a director of First Savings Bank, or FSB, one of the Company’s lenders and a subsidiary of SWS Group. As of June 30, 2004, Don A. Buchholz beneficially owned 534,154 shares of the Company’s common stock, which includes 457,154 shares owned by SWS Group and 77,000 shares held by Mr. Buchholz.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

8. Related Parties (Continued)

On May 23, 2003, the Company obtained a $4 million loan from FSB. On May 24, 2004, the FSB loan was refinanced with a $2.5 million short-term note with Frost Bank. The FSB loan was secured by collateral that included securities held in brokerage accounts in the name of Don A. Buchholz and additional securities held in brokerage accounts in the name of Angela Buchholz Children’s Trust and Chrystine B. Roberts and Mary A. Roberts as Joint Tenants. The FSB loan was further secured with real estate owned by Chickadee Partners, L.P. and the unconditional guarantees of the Company, Chickadee Partners, L.P. and Bosque-Chickadee Management Company, LLC, the General Partner of Chickadee Partners, L.P. In consideration for the guarantees and collateral provided by Chickadee Partners, L.P., the Company paid Chickadee Partners, L.P. a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan until the obligation was paid on May 24, 2004. As a result, the effective interest rate for the FSB loan was 14%. The Company paid Chickadee Partners, L.P., a collateral fee of $45,205 and $21,370, for the three months ended June 30, 2004 and 2003, respectively, and $107,533 and $21,370 for the six months ended June 30, 2004 and 2003, respectively. The Company paid FSB interest of $17,260 and $9,315 for the three months ended June 30, 2004 and 2003, respectively, and $42,192 and $9,315 for the six months ended June 30, 2004 and 2003, respectively. The Angela Buchholz Children’s Trust and Chrystine B. Roberts are limited partners in Chickadee Partners, L.P. Angela Buchholz is the daughter-in-law of Don A. Buchholz and Chrystine B. Roberts is Mr. Buchholz’s daughter, and except for their relationship to Mr. Buchholz, neither is affiliated with the Company. Mr. Buchholz does not own any interest in Chickadee Partners, L.P. and has not received any compensation from the Company or Chickadee Partners, L.P. for providing the Company with his property to partially secure the FSB loan. The $2.5 million Frost Bank short-term note was paid on June 30, 2004 with a portion of the proceeds from the Company’s secondary offering of common stock.

9. Commitments and Contingencies

Servicing Obligations

Prior to June 2003, the Company provided, for a fee, servicing of RIO portfolios which had been sold to Bank One. Servicing fees received were approximately $67,000 and $169,000 for the three and six months ended June 30, 2003. In June 2003, the Company discontinued providing servicing for Bank One.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

10. Capitalization

On June 28, 2004, the Company completed a secondary public offering of 1,303,050 shares of its common stock. The offering was priced at $7.20 and generated net proceeds of approximately $7.3 million. The Company has used a portion of the proceeds to repay its $2.5 million secured term note with Frost Bank. The remaining proceeds are being utilized by the Company to fund expansion of its operations with The Home Depot, fund the growth of the Company’s consumer finance subsidiary, FCC, and for general working capital.

11. Royalties and Licensing Fee Income

In 2003, USA Deck entered into a licensing agreement with Universal Forest Products, Inc. (“Universal”). The licensing agreement is for a period of seven years and provides Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The licensing agreement requires Universal to pay USA Deck royalties based upon Universal’s sales from these products. In addition, Universal paid USA Deck an up-front licensing assistance fee of $150,000, which is being recognized as other revenues over the term of the related agreement. For the three months and six months ended June 30, 2004, the Company recorded approximately $8,000 and $14,000 for royalty and license fees under the agreement.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

11. Royalties and Licensing Fee Income (Continued)

In February 2004, USA Deck entered into a licensing agreement with Outback Installations, Inc. (“Outback”). The licensing agreement is for a period of seven years and provides Outback the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Outback provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Outback and The Home Depot. The licensing agreement requires Outback to pay USA Deck royalties based upon Outback’s sales from these products. In addition, Outback and USA Deck entered into a one-year consulting agreement whereby USA Deck will provide consulting to Outback for the commercial manufacturing of the related products. Outback paid USA Deck an up-front fee of $125,000 related to the consulting agreement, which is being recognized as other revenues over the term of the related agreement. For the three and six months ended June 30, 2004, the Company recorded approximately $21,000 and $42,000 in consulting fees under the agreement.

12. License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were $250,000 and $270,000 for the three months ended June 30, 2004 and 2003, respectively, and $441,000 and $451,000 for the six months ended June 30, 2004 and 2003, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of income.

13. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Earnings applicable to common stockholders:
Net income	$405,846	$944,140	$131,466	$349,112
Accrued dividends- mandatory redeemable preferred stock	—	(4,000)	—	(8,000)

Income applicable to common stockholders	$405,846	$940,140	$131,466	$341,112

Weighted average shares outstanding – basic	6,608,883	6,469,997	6,568,195	6,486,441
Effect of dilutive securities	368,509	277,281	393,228	240,563

Weighted average shares outstanding – diluted	6,977,392	6,747,278	6,961,423	6,727,004

Earnings per common share – basic	$0.06	$0.15	$0.02	$0.05

Earnings per common share – diluted	$0.06	$0.14	$0.02	$0.05

Outstanding stock options to purchase 21,639 and 13,716 shares, respectively, of the Company’s common stock for the three and six months ended June 30, 2004, and 36,029 and 44,020 shares, respectively, for the three and six months ended June 30, 2003 were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2004 included herein, and our audited financial statements for years ended December 31, 2003, 2002 and 2001, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

We manufacture our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 21 kitchen, bath and window sales and installation centers in 12 states serving 15 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida. We manufacture the components for our wood decks utilizing non-arsenic pressure treated lumber at our Woodbridge, Virginia, Glen Mills, Pennsylvania and Westboro, Massachusetts’s facilities, which also serve as deck sales and installation centers, and collectively serve seven Northeastern and Mid-Atlantic markets.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. As of June 30, 2004, our average RIO balance was approximately $6,345 with a weighted average remaining term of approximately 105 months. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other remodeling contractors.

Our recent business activities include:

•	In February 2003, we changed the business model of our consumer finance segment from selling portfolios of RIOs to holding portfolios. We believe this strategy will provide us with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time premium we previously earned upon sale of the portfolios. To facilitate this strategy, we entered into a $75 million secured credit facility with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, or the Agent. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and FCC is required to provide the remaining 10%.

•	In August 2003, as a result of the successful completion of a pilot program which began in October 2002 with The Home Depot in selected mid-Atlantic markets, we entered into an agreement with The Home Depot to sell, furnish and install wood deck systems to The Home Depot customers in over 240 The Home Depot stores in the metropolitan areas of Washington, D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Boston, Massachusetts, Hartford, Connecticut and the states of New Jersey and Pennsylvania.

•	Also in August 2003, we entered into an exclusive one-year pilot program with The Home Depot to sell, furnish and install kitchen cabinet refacing and laminated countertop products to The Home Depot’s customers under The Home Depot Cabinet Refacing brand in designated markets in approximately 240 The Home Depot stores in California, Oregon, Washington and Colorado. In May 2004, the Company and The Home Depot amended their pilot program to provide for a two-year term ending in May 2006 and added the Detroit, Michigan and Minneapolis, Minnesota markets to the coverage area. The amended agreement added approximately 83 The Home Depot stores to the 240 stores originally included in the pilot program.

•	In February 2004, we entered into a one-year pilot program with The Home Depot to provide custom designed, installed bathtub liners and wall surrounds and related services to approximately 130 The Home Depot stores in the Los Angeles and San Diego, California and Denver, Colorado markets. The Company and The Home Depot in May 2004 amended this pilot program to extend the term to May 2006 and added designated markets in Oregon, Washington, Michigan and Minnesota to the coverage area. The amended agreement added approximately 193 The Home Depot stores to the 130 stores originally included in the bath program. As a result of these amendments, both kitchen refacing and bath products will be offered in the same The Home Depot stores.

•	In June 2004, we completed a secondary offering to the public of 1,303,050 shares of common stock at a public offering price of $7.20 per share. After payment of the underwriters discount and expenses and other expenses of the offering, we realized net proceeds of approximately $7.3 million. We have utilized $2.5 million of the proceeds to pay bank debt and will utilize the remaining proceeds to fund the expansion of our operations with The Home Depot, fund the growth of our consumer finance business and for general working capital needs.

•	In July 2004, the Richmond and Virginia Beach, Virginia markets were added to our kitchen cabinet refacing and bath refacing programs with The Home Depot representing an additional 16 The Home Depot stores.

Results of Operations

Results of operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

	(Unaudited) (In thousands) Three months ended June 30,
	2004					2003
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$17,208	$6,589	$23,797	$1,466	$25,263	$14,545	$5,192	$19,737	$926	$20,663
Costs and expenses:
Costs of remodeling contracts	7,700	4,238	11,938	—	11,938	6,211	2,578	8,789	—	8,789
Branch operations	860	—	860	—	860	593	—	593	—	593
Sales, marketing and license fees	6,809	1,530	8,339	—	8,339	5,664	1,057	6,721	—	6,721
Interest expense on financing of loan portfolios	—	—	—	420	420	—	—	—	204	204
Provision for loan losses	—	—	—	158	158	—	—	—	58	58
General and administrative	1,282	783	2,065	826	2,891	1,002	983	1,985	724	2,709

Operating income (loss)	557	38	595	62	657	1,075	574	1,649	(60)	1,589
Interest expense	13	46	59	8	67	10	31	41	4	45
Other income	11	66	77		77	10	1	11	—	11

Income before income taxes	555	58	613	54	667	1,075	544	1,619	(64)	1,555
Income tax (benefit)	217	23	240	21	261	424	213	637	(26)	611

Net income/(loss)	$338	$35	$373	$33	$406	$651	$331	$982	$(38)	$944

Our consolidated revenues increased 22.3% to $25,263,000 in the three months ended June 30, 2004, as compared to $20,663,000 in the three months ended June 30, 2003. Revenues in our home improvement operations increased 20.5% principally resulting from the growth of our programs with The Home Depot. Revenues in our consumer finance segment increased 58.3% principally due to increased interest income on our higher portfolio of RIOs.

Our consolidated net income was $406,000, or $0.06 per share, in the three months ended June 30, 2004 as compared to $944,000, or $0.15 per share, for the prior year period. During the second quarter 2004, we accelerated the opening of certain markets in connection with our expansion program with The Home Depot. Opening sales and manufacturing facilities in new markets requires expenditures for facilities improvements, machinery, furniture and fixtures, and other expenses, and requires funding operating losses during the initial months following the opening of a facility. The decline in our consolidated net income is principally the result of operating losses from these new and recently opened operations in connection with our programs with The Home Depot. In addition, increased prices on raw materials utilized in our kitchen refacing and wood deck products adversely affected our gross profit margins and net income. Net income in our home improvement operations was $373,000 for the three months ended June 30, 2004 as compared to $982,000 in the same period last year. Net income in our consumer finance segment was $33,000 as compared to a net loss $38,000 for the same periods, respectively.

Home Improvement Operations

During the second quarter of 2004 we continued the accelerated roll out of our home improvement programs with The Home Depot. In our interior products segment, we completed the opening of our kitchen and bath sales and installation center in San Diego, California, we opened new kitchen and bath sales and installation centers in Sacramento and San Francisco, California, and we converted our Detroit, Michigan operation, which had operated under our own Cabinet Clad brand, to service The Home Depot stores in the greater Detroit metropolitan area. In addition, we began the roll out of our bath product line to selected The Home Depot stores in California, Colorado and Oregon and we began preparing for opening our sales and installation center in the Seattle area, which is expected to open in the third quarter. In our exterior products segment, we completed our new manufacturing operation in Westboro, Massachusetts which services The Home Depot stores in the greater Boston metropolitan area, and we completed installation of deck displays in the related The Home Depot stores in that area. Additionally, we have started constructing our new deck manufacturing operation in Bridgeport, Connecticut which will serve The Home Depot customers in Connecticut.

New sales orders for home improvement products were $29,103,000 in the three months ended June 30, 2004, an increase 30.2% from $22,343,000 in the three months ended June 30, 2003. The increase in new sales orders is due to the growth of our programs with The Home Depot. While we have generated increasing levels of new sales orders as a result of our programs with The Home Depot, we have encountered difficulties in recruiting a sufficient quantity of qualified kitchen refacing installers in California to meet our higher sales volume, and we have experienced longer than anticipated processing times to secure deck building permits in the Philadelphia area. These factors have adversely affected the timeliness of completing sales orders in these markets. Consequently, while our revenues increased as compared to the prior year period, our revenues generated from these operations in the second quarter 2004 were insufficient to cover our higher operating expenses for our new and recently opened operations serving The Home Depot, adversely affecting our net income in the period. Our backlog of uncompleted sales orders was $21,391,000 at June 30, 2004 as compared to $16,057,000 at March 31, 2004 and $11,124,000 at December 31, 2003. Backlog of uncompleted sales orders in our interior products segment was $16,151,000 and $8,567,000 at June 30, 2004 and December 31, 2003, respectively. Backlog of sales orders for our exterior products segment was $5,240,000 and $2,557,000 at June 30, 2004 and December 31, 2003, respectively. The increase in backlog in each segment is principally attributable to the corresponding increase in sales orders.

Revenues from our home improvement operations increased $4,060,000, or 21%, to $23,797,000 in the three months ended June 30, 2004, from $19,737,000 in the three months ended June 30, 2003.

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended June 30,		Increase
	2004	2003	$	%
Interior products:
Kitchen refacing	$12,846	$10,903	$1,943	18%
Bathroom refacing	2,528	2,408	120	5%
Replacement windows	1,834	1,234	600	49%

Total interior products	17,208	14,545	2,663	18%

Exterior products:

Wood decks	6,560	5,187	1,373	27%
Other revenues	29	5	24	480%

Total exterior products	6,589	5,192	1,397	27%

Total Home Improvement revenues	$23,797	$19,737	$4,060	21%

Revenues increased in each of our product lines reflecting higher backlog of sales orders at the beginning of the quarter and higher sales order input during the three months ended June 30, 2004 as compared to the same period in 2003. Revenues from kitchen refacing and wood deck products increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 33% of our home improvement revenues in the three months ended June 30, 2004. Other revenues of $29,000 in the three months ended June 30, 2004, and $5,000 in the three months ended June 30, 2003 represent royalty fees and consulting fees which we received pursuant to our intellectual property licensing and consulting agreements with third parties.

The amount and percentage of home improvement revenues attributable to our major brands for the three months ended June 30, 2004 and 2003 are as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	Q2-2004	Q2-2003	Q2-2004	Q2-2003
Century 21 Home Improvements	$8,354	$9,003	35%	46%
Renewal by Andersen	$1,446	$867	6%	4%
The Home Depot	$7,751	$2,425	33%	12%
Company Brands	$6,246	$7,442	26%	38%

Gross profit for home improvement operations was $11,859,000, or 49.8% of home improvement revenues for the three months ended June 30, 2004, as compared to $10,948,000, or 55.5% of home improvement revenues in the prior year period. While gross profit increased approximately 8% resulting from higher revenues as compared to the prior year period, gross profit margin (gross profit as a percentage of revenues) declined primarily due to increased raw materials costs, increased product mix to lower margin products and insufficient revenues to cover our increased fixed operating costs in our new and recently opened operations serving The Home Depot.

Gross profit margin in our exterior products segment (wood decks) was 35.7% of related revenues for the three months ended June 30, 2004, as compared to 50.3% of related revenues in the three months ended June 30, 2003. Gross profit margins were adversely effected by the combination of longer cycle times to complete sales orders in our Philadelphia market which resulted in insufficient revenues to cover our higher operating costs from our recently opened deck manufacturing facilities in Glen Mills, Pennsylvania and Westboro, Massachusetts, and higher raw material prices. Raw material prices for lumber utilized in our wood decks have increased significantly since the beginning of the year. While we expected to see lumber prices ease in the second quarter, prices have remained relatively stable. In addition, although we increased our sales prices on decks in the second quarter of 2004, our gross profit margins have not benefited from the increase due to the longer cycle time to complete sales orders. We believe that gross profit margins in our deck product line will improve slightly in the third quarter of 2004 as we reduce our cycle time to complete sales orders and more fully absorb our increased operating costs, as well as benefit from the sales price increase put in place in the second quarter. However, we believe that the improvement in gross profit margins in the third quarter will be mitigated by the opening of our new wood deck manufacturing facility in Bridgeport, Connecticut.

Gross profit margin in our interior products segment was 55.3% of related revenues in the three months ended June 30, 2004, as compared to 57.3% of related revenues in the same period last year. Gross profit margins were adversely effected by the combination of longer cycle times to complete sales orders in our California operations which resulted in insufficient revenues to cover our higher operating costs from our recently opened kitchen and bath sales and installation centers, increased product mix to lower margin products and higher raw material prices. Raw material prices for various materials utilized in our kitchen and bath products have increased significantly since the beginning of the year. We intend to implement a sales price increase on selected kitchen and bath refacing products in the third quarter and seek other opportunities for margin enhancing programs. We believe that gross profit margins in our interior products segment will remain at current levels in the third quarter of 2004.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $860,000, as compared to $593,000 for the three months ended June 30, 2004 and 2003, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $4,448,000, or 18.7% of home improvement revenues in the three months ended June 30, 2004, as compared to $3,596,000, or 18.2% of home improvement revenues for the three months ended June 30, 2003. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and planned increased advertising expenditures for our other product lines. Marketing expenses for our interior products were $3,565,000 in the three months ended June 30, 2004 as compared to $2,914,000 in the same period in 2003. Marketing expenses for our exterior products were $883,000 and $682,000 for the three months ended June 30, 2004 and 2003, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $3,641,000, or 15.3% of home improvement revenues for the three months ended June 30, 2004, as compared to $2,855,000, or 14.5% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased recruiting, training sales materials and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $2,994,000 in the three months ended June 30, 2004 as compared to $2,479,000 the same period in 2003. Selling expenses for our exterior products were $647,000 and $376,000 in the three months ended June 30, 2004 and 2003, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $250,000 for the three months ended June 30, 2004, as compared to $270,000 in the prior year period.

General and administrative expenses for home improvement operations were $2,065,000, or 8.7% of home improvement revenues for the three months ended June 30, 2004, as compared to $1,985,000, or 10.1% of home improvement revenues in the prior year period. General and administrative expenses include $290,000 and $278,000 of corporate overhead costs allocated to home improvement operations for the three months ended June 30, 2004 and 2003, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

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

For the three months ended June 30, 2004, revenues from our consumer finance segment were $1,466,000, as compared to $926,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended June 30,
	2004	2003
Interest income	$1,353	$518
Gains from loan portfolio sales	36	287
Servicing and collection fees	—	67
Other revenues and fees	77	54

Total revenues and fees	$1,466	$926

Because FCC had changed its business model in February 2003, revenues in the three months ended June 30, 2003 were lower as FCC did not sell significant portfolios of RIOs nor did FCC generate significant interest income because its portfolio of RIOs held was smaller. Consequently, the increase, or decrease, in each of our revenue components for the three months ended June 30, 2004, as compared to the prior year period, reflects the change in our business model. The effect of holding RIOs, as compared to selling portfolios of RIOs, has resulted in an increase in interest income, and a decrease in revenues from loan portfolio sales, The decrease in servicing and collection fees reflects the termination of our servicing agreement with Bank One.

Interest expense incurred on financing the purchase of RIOs was $420,000 for the three months ended June 30, 2004, as compared to $204,000 in the prior year period. In the prior year period, portfolios of RIOs were generally held less than three months before they were packaged and sold.

Finance receivables held for investment consisted of the following:

	June 30, 2004	December 31, 2003
Principal balance:
Secured	$28,844,343	$26,990,163
Unsecured	9,700,393	8,765,277

Total principal balance	38,544,736	35,755,440
Net premium (discount)	(129,179)	84,183
Deferred origination costs, net of amortization	45,567	39,643
Allowance for losses on finance receivables	(478,048)	(394,734)

Carrying value of finance receivables	$37,983,076	$35,484,532

Number of loans	6,075	5,519

Allowance as a percentage of gross finance receivables	1.2%	1.1%
90+ days contractual delinquency:
Total amount delinquent	$165,477	$73,070

% delinquent	0.4%	0.2%

RIOs on non-accrual status	$263,386	$141,136

% on non-accrual status	0.7%	0.4%

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,
	2004	2003
Balance at beginning of period	$428,688	$12,102
Provision for losses	158,200	58,536
Losses sustained, net of recoveries	108,840	2,861

Balance at end of period	$478,048	$67,777

At June 30, 2004 and December 31, 2003, scheduled principal maturities of finance receivables held for investment are as follows:

	June 30, 2004	December 31, 2003
Due in one year or less	$8,766,803	$8,098,134
Due after one year through five years	21,058,300	19,368,669
Due after five years	8,719,633	8,288,637

Total	$38,544,736	$35,755,440

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. At June 30, 2004 and December 31, 2003, we had approximately $35,312,000 and $32,317,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines in the three months ended June 30, 2004 was 3.5% and the weighted average interest rate earned on the portfolio was 14.2%. At June 30, 2004, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

General and administrative expenses were approximately $826,000, or 56.3% of finance segment revenues for the three months ended June 30, 2004, as compared to $724,000, or 78.2% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $111,000 and $74,000 of in the three months ended June 30, 2004 and 2003, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 46% and 53% of general and administrative expenses for the three months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses is principally attributable to professional fees (legal and public accounting), insurance, and licensing costs.

Net income for the consumer finance segment was $33,000 in the three months ended June 30, 2004 as compared to a $38,000 loss for the same period last year.

Results of operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

	(Unaudited) (In thousands) Six months ended June 30,
	2004					2003
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$30,459	$11,341	$41,800	$2,881	$44,681	$25,603	$8,323	$33,926	$1,422	$35,348
Costs and expenses:
Costs of remodeling contracts	13,669	7,242	20,911	—	20,911	11,266	4,338	15,604	—	15,604
Branch operations	1,637	—	1,637	—	1,637	1,200	—	1,200	—	1,200
Sales, marketing and license fees	12,576	2,703	15,279	—	15,279	10,662	1,780	12,442	—	12,442
Interest expense on financing of loan portfolios	—	—	—	851	851	—	—	—	262	262
Provision for loan losses	—	—	—	313	313	—	—	—	65	65
General and administrative	2,210	1,566	3,776	1,650	5,426	1,955	1,783	3,738	1,374	5,112

Operating income (loss)	367	(170)	197	67	264	520	422	942	(279)	663
Interest expense	32	93	125	16	141	28	70	98	4	102
Other income	26	67	93	—	93	13	2	15	1	16

Income/loss before income taxes	361	(196)	165	51	216	505	354	859	(282)	577
Income tax (benefit)	141	(77)	64	20	84	202	137	339	(111)	228

Net income/(loss)	$220	$(119)	$101	$31	$132	$303	$217	$520	$(171)	$349

Our consolidated revenues increased 26.4% to $44,681,000 in the six months ended June 30, 2004, as compared to $35,348,000 in the six months ended June 30, 2003. Revenues increased in each of our business operations as compared to the prior year period. In our home improvement operations, revenues increased 23.2% principally resulting from the growth of our programs with The Home Depot. Revenues in our consumer finance segment increased 102.6% principally due to increased interest income on our higher portfolio of RIOs.

Consolidated net income was $132,000, or $0.02 per share, in the six months ended June 30, 2004 as compared to $349,000, or $0.05 per share, for the prior year period. The decline in our consolidated net income is principally the result of operating losses from new and recently opened operations in connection with our expansion program with The Home Depot, and increased prices on raw materials utilized in our kitchen refacing and wood deck products. Net income in our home improvement operations was $101,000 for the six months ended June 30, 2004 as compared to $520,000 in the same period last year. Net income in our consumer finance segment was $31,000 in the six months ended June 30, 2004 as compared to a net loss $171,000 for the same period last year. The increase in net income in our finance segment principally reflects increased interest income on a higher portfolio of RIOs.

Home Improvement Operations

Revenues from our home improvement operations increased $7,874,000, or 23.2%, to $41,800,000 in the six months ended June 30, 2004, from $33,926,000 in the six months ended June 30, 2003.

Revenues attributable to each of our product lines are as follows (in thousands):

	Six months ended June 30,		Increase
	2004	2003	$	%
Interior products:
Kitchen refacing	$22,386	$18,727	$3,659	20%
Bathroom refacing	4,840	4,279	561	13%
Replacement windows	3,233	2,597	636	24%

Total interior products	30,459	25,603	4,856	19%
Exterior products:
Wood decks	11,286	8,313	2,973	36%
Other revenues	55	10	45	410%

Total exterior products	11,341	8,323	3,018	36%

Total Home Improvement revenues	$41,800	$33,926	$7,874	23%

Revenues increased in each of our product lines reflecting higher backlog of sales orders at the beginning of 2004 as compared to the beginning of 2003, and higher sales order input during the six months ended June 30, 2004 as compared to the same period in 2003. Revenues from kitchen refacing and wood deck products increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 30% of our home improvement revenues in the six months ended June 30, 2004. Other revenues of $55,000 in the six months ended June 30, 2004, and $10,000 in the six months ended June 30, 2003 represent licensing fees and consulting fees which we received pursuant to our intellectual property licensing and consulting agreements with third parties.

The amount and percentage of home improvement revenues attributable to our major brands for the six months ended June 30, 2004 and 2003 are as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Century 21 Home Improvements	$14,700	$15,025	35%	44%
Renewal by Andersen	$2,678	$1,950	6%	6%
The Home Depot	$12,313	$3,489	30%	10%
Company Brands	$12,109	$13,462	29%	40%

Sales orders for home improvement products in the six months ended June 30, 2004 were $52,012,000, an increase of 29% from $40,188,000 in the six months ended June 30, 2003. The increase in new sales orders is due to the growth of our programs with The Home Depot, enhanced marketing programs and improved sales efficiencies. While we have generated increasing levels of new sales orders as a result of our programs with The Home Depot, we have encountered difficulties in recruiting a sufficient quantity of qualified kitchen refacing installers in California to meet our higher sales volume, and we have experienced longer than anticipated processing times to secure deck building permits in the Philadelphia area. These factors have adversely effected the timeliness of completing sales orders in these markets. Consequently, while our revenues increased as compared to the prior year period, our revenues generated from these operations in the six months ended June 30, 2004 were insufficient to cover our operating expenses for our new and recently opened operations serving The Home Depot adversely affecting our net income in the period. Our backlog of uncompleted sales orders was $21,391,000 at June 30, 2004 as compared to $16,057,000 at March 31, 2004 and $11,124,000 at December 31, 2003. Backlog of uncompleted sales orders in our interior products segment was $16,151,000 and $8,567,000 at June 30, 2004 and December 31, 2003, respectively. Backlog of sales orders for our exterior products segment was $5,240,000 and $2,557,000 at June 30, 2004 and December 31, 2003, respectively. The increase in backlog in each segment is principally attributable to the corresponding increase in sales orders.

Gross profit for home improvement operations was $20,889,000, or 50.0% of home improvement revenues for the six months ended June 30, 2004, as compared to $18,322,000, or 54.0% of home improvement revenues in the prior year period. While gross profit increased approximately 14% resulting from higher revenues as compared to the prior year period, gross profit margin (gross profit as a percentage of revenues) declined primarily due to increased raw materials costs, increased product mix to lower margin products and insufficient revenues to cover our increased fixed operating costs in our new and recently opened operations serving The Home Depot.

Gross profit margin in our exterior products segment (wood decks) was 36.1% of related revenues for the six months ended June 30, 2004, as compared to 47.9% of related revenues in the six months ended June 30, 2003. Gross profit margins were adversely affected by the combination of higher raw material prices on lumber utilized in our wood decks, as well as increased operating costs from our new deck manufacturing facilities in Glen Mills, Pennsylvania and Westboro, Massachusetts which serve The Home Depot customers in designated markets. Although we increased our sales prices on decks, our gross profit margins have not benefited from the increase due to the longer cycle time to complete sales orders.

Gross profit margin in our interior products segment was 55.1% of related revenues in the six months ended June 30, 2004, as compared to 56.0% of related revenues in the same period last year. Gross profit margins were adversely effected by the combination of longer cycle times to complete sales orders in our California operations which resulted in insufficient revenues to cover our higher operating costs from our recently opened kitchen and bath sales and installation centers, increased product mix to lower margin products and higher raw material prices. We intend to implement a sales price increase on selected kitchen and bath refacing products in the third quarter and seek other opportunities for margin enhancing programs.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,637,000 as compared to $1,200,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $8,216,000, or 19.7% of home improvement revenues in the six months ended June 30, 2004, as compared to $6,816,000, or 20.1% of home improvement revenues for the six months ended June 30, 2003. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and planned increased advertising expenditures for our other product lines. Marketing expenses for our interior products were $6,652,000 in the six months ended June 30, 2004 as compared to $5,665,000 in the same period in 2003. Marketing expenses for our exterior products were $1,564,000 and $1,151,000 for the six months ended June 30, 2004 and 2003, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $6,622,000, or 15.8% of home improvement revenues for the six months ended June 30, 2004, as compared to $5,175,000, or 15.3% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased recruiting, training sales materials and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $5,483,000 in the six months ended June 30, 2004 as compared to $4,546,000 the same period in 2003. Selling expenses for our exterior products were $1,1399,000 and $629,000 in the six months ended June 30, 2004 and 2003, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $441,000 for the six months ended June 30, 2004, as compared to $451,000 in the prior year period.

General and administrative expenses for home improvement operations were $3,776,000, or 9.0% of home improvement revenues for the six months ended June 30, 2004, as compared to $3,738,000, or 11.0% of home improvement revenues in the prior year period. General and administrative expenses include $576,000 and $496,000 of corporate overhead costs allocated to home improvement operations for the six months ended June 30, 2004 and 2003, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

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

For the six months ended June 30, 2004, revenues from our consumer finance segment were $2,881,000, as compared to $1,422,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Six months ended June 30,
	2004	2003
Interest income	$2,653	$755
Gains from loan portfolio sales	108	427
Servicing and collection fees	—	169
Other revenues and fees	120	71

Total revenues and fees	$2,881	$1,422

Because FCC had changed its business model in February 2003, revenues in the six months ended June 30, 2003 were lower as FCC did not sell significant portfolios of RIOs nor did FCC generate significant interest income because its portfolio of RIOs held was smaller. Consequently, the increase, or decrease, in each of our revenue components for the six months ended June 30, 2004, as compared to the prior year period, reflects the change in our business model. The effect of holding RIOs, as compared to selling portfolios of RIOs, has resulted in an increase in interest income, and a decrease in revenues from loan portfolio sales, The decrease in servicing and collection fees reflects the termination of our servicing agreement with Bank One.

Interest expense incurred on financing the purchase of RIOs was $851,000 for the six months ended June 30, 2004, as compared to $262,000 in the prior year period. In the prior year period, portfolios of RIOs were generally held less than six months before they were packaged and sold.

Changes in the allowance for loan losses were as follows:

	Six months ended June 30,
	2004	2003
Balance at beginning of period	$394,734	$7,285
Provision for losses	313,248	65,034
Losses sustained, net of recoveries	229,934	4,542

Balance at end of period	$478,048	$67,777

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. The weighted average interest rate paid under these lines in the six months ended June 30, 2004 was 3.6% and the weighted average interest rate earned on the portfolio was 14.2%. At June 30, 2004, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

General and administrative expenses were approximately $1,650,000 or 57.3% of finance segment revenues for the six months ended June 30, 2004, as compared to $1,374,000, or 96.6% of segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, general administration of the finance segment operations and approximately

$220,000 and $116,000 of corporate overhead allocated to the finance segment for the six months ended June 30, 2004 and 2003, respectively. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 28.3% and 55.1% of general and administrative expenses for the six months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses is principally attributable to professional fees (legal and public accounting), insurance, and licensing costs.

As we grow our finance business and our RIOs increase, we will need to employ additional personnel, incur other related administrative costs and increase our loan loss reserves. Additionally, our interest expense for financing the growth of our RIO portfolio will increase. Since we utilize our DZ Bank credit facility to finance our RIO portfolio, an increase in interest rates under this facility may negatively impact our earnings.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At June 30, 2004, we had approximately $6,640,000 in cash and cash equivalents, excluding restricted cash of $1,674,000.

Cash generated from operations was $1,198,000 for the six months ended June 30, 2004, and $3,217,000 for the prior year period.

During the six months ended June 30, 2004, we utilized approximately $1,404,000 of cash for capital expenditures principally consisting of machinery and equipment and leasehold improvements for our new wood deck manufacturing facilities in Westboro, Massachusetts and Bridgeport, Connecticut. Our Westboro facility, which opened in June 2004, serves The Home Depot customers in the greater Boston area. Our Bridgeport facility is expected to open in the third quarter 2004.

At June 30, 2004 and December 31, 2003, we had the following amounts outstanding under our credit and debt agreements (in thousands):

	June 30, 2004	December 31, 2004
DZ Credit Facility	$33,156,000	$28,965,000
Borrowing base line of credit	1,310,339	410,339
$5 million RIO revolving line of credit	2,156,230	3,351,762
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	2,000,660	2,036,562
FSB Note payable	—	2,500,000
Term loan	565,104	661,979
Other	395,422	252,513

	$39,583,755	$38,178,155

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

Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At June 30, 2004, the maximum advance under the credit facility was approximately $31,953,000 based on eligible RIOs of $35,503,000. At June 30, 2004, the balance of the credit facility was $33,156,000. The $1,203,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

An RIO becomes ineligible upon the occurrence of specified events identified in the credit facility which involve delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the credit facility provides that (1) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (3.79% at June 30, 2004), and (2) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At June 30, 2004 the excess spread was 8.8%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2004.

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

The RIO portfolio purchases were financed through a combination of a loan from First Savings Bank, or FSB, and the utilization of our DZ Bank credit facility. Since the maximum advance under the DZ Bank credit facility is 90% of the outstanding balance of the RIOs, to facilitate our required participation in the transaction, we obtained a $4 million loan from FSB. The FSB loan provides for interest at a fluctuating rate equal to the prime rate of interest for commercial borrowing published from time to time by The Wall Street Journal. Interest was payable monthly beginning on June 23, 2003 and continuing each month thereafter until May 23, 2004 when the note matured. Subsequent to the initial RIO portfolio purchase, we sold approximately $5 million of RIOs to a third party. Proceeds from the sale were utilized to pay down the FSB loan and the credit facility. On May 24, 2004, we refinanced the FSB loan with a $2.5 million term note with Frost Bank which matures on August 30, 2004. The term note was paid in full on June 29, 2004 with proceeds from our public sale of common stock.

One of our directors, Don A. Buchholz, is a director of FSB and its parent. The FSB loan is guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, we pay the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. During the six months ended June 30, 2004 and 2003, we paid the partnership approximately $107,553 and $21,370, respectively, as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in our consolidated financial statements, and $42,192 and $9,315, respectively to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan is 14%.

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

On May 24, 2004, we renewed and amended our lines of credit with Frost Bank which extended the maturity date of these credit lines to May 30, 2006, and increased the limit under our borrowing base line from $2 million to $3 million.

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6%. The Frost revolving line matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At June 30, 2004, we had outstanding borrowings of approximately $2,156,000 under the Frost revolving line.

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

The Frost line of credit, as amended, allows borrowings up to $3 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At June 30, 2004, we had outstanding borrowings of $1,310,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,690,000. The Frost line of credit matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. Interest on the Frost line of credit is payable monthly at LIBOR plus 2.6% (4.21% at June 30, 2004). The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At June 30, 2004, the outstanding balance of the Frost term loan was approximately $565,000.

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

Our expansion programs under our kitchen, bathroom and deck agreements with The Home Depot require us to open sales and installation centers, and manufacturing facilities as we enter new markets. Opening these facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility.

On June 28, 2004, we completed a secondary offering to the public of 1,303,050 shares of its common stock in a firm commitment underwriting. BB&T Capital Markets and Southwest Securities, Inc. were the underwriters for the offering. After payment to the underwriters of the underwriting discount and $300,000 to cover expenses of the underwriters in connection with this offering and other expenses of the offering of approximately $1,134,000, which included legal, accounting, printing and various other fees associated with registration and listing of our common stock on the Nasdaq National Market, we received net proceeds of approximately $7,296,000.

We have used a portion of the proceeds to repay our $2.5 million secured term note with Frost National Bank. The remaining proceeds are being utilized to fund expansion of our operations with The Home Depot, fund the growth of our consumer finance subsidiary, First Consumer Credit, Inc., and for general working capital.

We believe we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund our business strategy, including the expansion of our operations under our agreements with The Home Depot for the next 18-24 months. However, we may have additional opportunities to grow our relationship with The Home Depot or other strategic partners which may require us to seek additional capital.

If we need additional capital, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders or debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At June 30, 2004, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.2% and an average remaining term of approximately 105 months. Net unamortized discount was approximately $129,000 at June 30, 2004.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At June 30, 2004, we had approximately $263,000 of loans on non-accrual status.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at June 30, 2004 was approximately $478,000. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

Goodwill

We test goodwill for impairment at least annually. The impairment tests are based on the measurement of fair value. Significant judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. If we were to determine that an impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value. If, for example, our projection of future operating results were to deteriorate due to a material decline in revenues resulting from a loss of one of our strategic partners, such projections could materially impact the associated units fair value and require us to write down goodwill.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At June 30, 2004, the excess spread was 8.8%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2004.

ITEM 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Effective April 20, 2004, the Company acquired certain assets of Classic Renovations, Inc., a California based home improvement company specializing in bathroom refacing. The purchase price was $275,000 consisting of $50,000 in cash and 20,455 restricted shares of the Company’s common stock valued at $225,000 based upon the closing price of the Company’s common stock on April 30, 2004 as quoted on the Nasdaq Small Cap Market. The Company relied upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

There were no underwriters involved in connection with this transaction. The three recipients of securities in this transaction represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in this transaction. The Company provided all recipients with information about the Company and its financial condition as of the date of the issuance of securities.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The disclosure required by Item 4 has previously been reported by the Company on Form 8-K filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

ITEM 5. Other Information.

On June 28, 2004, the Company completed a secondary offering to the public of 1,303,050 shares of its common stock in a firm commitment underwriting. BB&T Capital Markets and Southwest Securities, Inc. were the underwriters for the offering.

	Per Share	Total
Public Offering Price	$7.20	$9,381,960
Underwriting discount	$0.50	$651,525
Proceeds before expenses	$6.70	$8,730,435

After payment to the underwriters of the underwriting discount and $300,000 to cover expenses of the underwriters in connection with this offering and other expenses of the offering of approximately $1,134,000, which included legal, accounting, printing and various other fees associated with registration and listing of the Company’s common stock on the Nasdaq National Market, the Company received net proceeds of approximately $7,296,000.

The Company has used a portion of the proceeds to repay its $2.5 million secured term note with The Frost National Bank. The remaining proceeds are being utilized by the Company to fund expansion of its operations with The Home Depot; fund the growth of the Company’s consumer finance subsidiary, First Consumer Credit, Inc.; and for general working capital.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed three Reports on Form 8-K during the three-month period ended June 30, 2004.

(1) On April 7, 2004 the Company filed a report on Form 8-K reporting the Company’s announcement via press release of the Company’s results of operation for the fourth quarter 2003 and for fiscal year ended December 31, 2003.

(2) On May 14, 2004 the Company filed a report on Form 8-K reporting the Company’s announcement via press release of the Company’s results of operation for the first quarter 2004.

(3) On June 18, 2004 the Company filed a report on Form 8-K reporting the Company’s announcement via press releases that the Company has revised its second quarter earnings guidance downward from an original estimate of between $0.08 and $0.11 per diluted shares to between $0.05 and $0.08 per diluted share and revised its full year guidance downward to between $0.42 to $0.48 per diluted share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 5, 2004 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

EXIND 1

Exhibit Number	Description of Exhibit
10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18†††	Agreement in Respect of Termination of Loan Purchase and Servicing Agreement dated April 30, 2003, by and between Bank One, N.A. and First Consumer Credit, Inc.

10.19†††	Promissory Note dated May 23, 2003, in the principal amount of $4,000,000 payable by First Consumer Credit, Inc., as Maker, to First Savings Bank, a Federal Savings Bank, as Payee

10.20†††	Deed of Trust, Assignment of Rents and Security Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Grantor, Richard J. Driscoll, as Trustee, and First Savings Bank, as Beneficiary, which secures the payment of the First Savings Bank Note with certain real estate and improvements located in Transylvania County, North Carolina

10.21†††	Security and Pledge Agreement dated May 23, 2003, by and between Chrystine B. Roberts and Mark A. Roberts Joint Tenants, as Pledgor, and First Savings Bank, as Secured Party, which secures the payment of the First Savings Bank Note with a securities account at Charles Schwab & Co., Inc.

10.22†††	Security and Pledge Agreement dated May 23, 2003, by and between Angela Buchholz Children’s Trust, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.23†††	Security and Pledge Agreement dated May 23, 2003, by and between Don A. Buchholz, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.24†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between U.S. Home Systems, Inc., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.25†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

EXIND 2

Exhibit Number	Description of Exhibit
10.26†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Bosque-Chickadee Management Company LLC, as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.27¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.28¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.29¥	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.30¥	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.31¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.32¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.33¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.34¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.35¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.36¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.37¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.38¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.39¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.40¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.41¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.42¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.43¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.44¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.45¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

10.46¥¥	Agreement by and between U.S. Home Systems, Inc., First Consumer Credit, Inc. and Chickadee Partners, L.P. effective as of May 23, 2003

EXIND 3

Exhibit Number	Description of Exhibit
+10.47¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.48***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.49****	Employment Agreement effective November 30, 2002 between USA Deck, Inc., U.S. Home Systems, Inc. and Daniel L. Betts

+10.50¥¥¥¥	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.51¥¥¥¥	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.52[z]	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.53 [z]	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.54 [z]	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.55 [z]	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.56 [z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.57 [z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.58 zz	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

°	Filed herewith.
+	Management contract or compensatory plan or arrangement.
*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.

EXIND 4

††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 10, 2003, and which is incorporated herein by reference.
¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
¥¥¥¥	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
[z]	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
zz	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

EXIND 5