Form 10-Q
period 2004-09-30
US HOME SYSTEMS INC
filed 2004-11-12
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 11, 2004, there were 7,885,121 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$4,618,959	$1,980,634
Restricted cash	2,463,854	749,732
Accounts receivable, net	4,224,301	2,508,088
Income tax receivable	229,245	—
Notes receivable	57,057	54,849
Commission advances	954,167	580,777
Inventories	4,423,663	2,781,842
Prepaid expenses	795,069	1,066,863
Deferred income taxes	248,260	248,260
Finance receivables held for investment, net	39,129,086	35,484,532
Property, plant, and equipment, net	8,359,753	7,398,696
Goodwill	7,357,284	7,357,284
Other assets	1,090,781	934,239

Total assets	$73,951,479	$61,145,796

Liabilities and Stockholders’ Equity
Accounts payable	$4,960,463	$3,285,091
Customer deposits	2,330,976	2,458,382
Accrued wages, commissions, and bonuses	1,195,593	1,026,338
Federal and state taxes payable	189,371	452,258
Other accrued liabilities	649,359	643,965
Deferred income taxes	261,707	261,707
Deferred revenues	116,667	128,500
Debt	42,353,532	38,178,155
Capital lease obligations	520,786	645,619

Total liabilities	$52,578,454	$47,080,015

Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.001 par value, 1,000,000 shares authorized, no shares outstanding	–	–
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,884,372 and 6,524,302 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	7,884	6,524
Additional capital	17,349,987	9,687,122
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	4,290,104	4,647,085

Total stockholders’ equity	21,373,025	14,065,781

Total liabilities and stockholders’ equity	$73,951,479	$61,145,796

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Three-months ended September 30,
	2004	2003
		(restated)
Revenues:
Remodeling contracts	$22,993,057	$20,478,030
Gains from loan portfolio sales	—	83,897
Interest income	1,370,560	1,177,438
Other	223,600	76,552

Total revenues	$24,587,217	$21,815,917
Costs and expenses:
Cost of remodeling contracts	$12,768,780	$9,913,955
Branch operations	910,742	676,125
Sales, marketing and license fees	8,063,825	7,153,042
Interest expense on financing of loan portfolios	429,234	425,455
Provision for loan losses	241,129	195,681
General and administrative	2,902,303	2,492,506

Income (loss) from operations	$(728,796)	$959,153

Interest expense	(118,059)	(66,421)
Other income, net	44,403	14,441

Income (loss) before income taxes	(802,452)	907,173
Income tax (benefit)	(314,005)	355,948

Net income (loss)	$(488,447)	$551,225

Net income (loss) per common share
Basic	$(0.06)	$0.08

Diluted	$(0.06)	$0.08

Weighted average common shares outstanding
Basic	7,884,274	6,509,570

Diluted	7,884,274	6,946,136

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	Nine-months ended September 30,
	2004	2003
		(restated)
Revenues:
Remodeling contracts	$64,737,722	$54,393,259
Gains from loan portfolio sales	107,479	510,325
Interest income	4,023,105	1,932,591
Other	400,388	327,901

Total revenues	$69,268,694	$57,164,076
Costs and expenses:
Cost of remodeling contracts	$33,678,989	$25,518,047
Branch operations	2,547,449	1,876,147
Sales, marketing and license fees	23,342,761	19,595,637
Interest expense on financing of loan portfolios	1,280,036	687,572
Provision for loan losses	554,376	260,715
General and administrative	8,330,019	7,603,657

Income (loss) from operations	$(464,936)	$1,622,301

Interest expense	(258,819)	(166,960)
Other income, net	137,528	29,543

Income (loss) before income taxes	(586,227)	1,484,884
Income tax (benefit)	(229,246)	584,547

Net income (loss)	$(356,981)	$900,337

Net income (loss) per common share
Basic	$(0.05)	$0.14

Diluted	$(0.05)	$0.13

Weighted average common shares outstanding
Basic	7,010,090	6,483,333

Diluted	7,010,090	6,813,002

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	6,524,302	$6,524	$9,687,122	$4,647,085	$(274,950)	$14,065,781
Issuance of common stock	1,363,021	1,363	7,662,862	—	—	7,664,225
Cancellation of common stock	(2,951)	(3)	3	—	—	—
Net loss	—	—	—	(356,981)	—	(356,981)

Balance at September 30, 2004	7,884,372	$7,884	$17,349,987	$4,290,104	($274,950)	$21,373,025

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2004	2003
		(restated)
Operating Activities
Net income (loss)	$(356,981)	$900,337
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,418,101	1,073,960
Net provision for loan losses and bad debts	618,389	340,426
Gain from loan portfolio sales	(107,479)	(510,325)
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	731,053	8,674,645
Purchases of finance receivables for sale	(623,574)	(6,993,829)
Accounts receivable	(1,780,226)	(1,019,498)
Inventories	(1,641,821)	(526,842)
Commission advances and prepaid expenses	(101,596)	(325,212)
Accounts payable and customer deposits	1,547,966	1,945,988
Other, net	(396,236)	171,929

Net cash provided by (used in) operating activities	(692,404)	3,731,579

Investing Activities
Purchases of property, plant, and equipment	(2,049,120)	(1,161,568)
Acquisitions	(50,000)	(60,000)
Purchase of finance receivables	(21,568,585)	(42,682,274)
Principal payments on finance receivables	17,309,999	9,272,906
Other	(2,208)	(41,263)

Net cash used in investing activities	(6,359,914)	(34,672,199)

Financing Activities
Proceeds from lines of credit and long-term borrowings	77,277,105	62,733,632
Principal payments on lines of credit, long-term debt, and capital leases	(73,311,561)	(31,220,471)
Credit facility origination costs	—	(787,430)
Change in restricted cash	(1,714,122)	(305,495)
Dividends on mandatory redeemable preferred stock	—	(8,000)
Redemption of redeemable preferred stock	—	(160,000)
Proceeds from issuance of common stock	7,439,221	14,974

Net cash provided by financing activities	9,690,643	30,267,210

Net increase (decrease) in cash and cash equivalents	2,638,325	(673,410)
Cash and cash equivalents at beginning of period	1,980,634	3,672,571

Cash and cash equivalents at end of period	$4,618,959	$2,999,161

Supplemental Disclosure of Cash Flow Information
Non-cash capital expenditures	$85,000	$853,219

Non-cash transfer of finance receivables held for sale to finance receivables held for investment	$—	$458,257

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2004

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The accrual of interest on RIOs is discontinued on the earlier of when the Company determines that the loan is impaired or when the loan is 90 days or more past due. Accrued, but unpaid interest is charged off when the accrual of interest on RIOs is discontinued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. A loan is placed back on the accrual status when both interest and principal are current. The Company had approximately $387,000 and $141,000 in loans on a non-accrual status at September 30, 2004 and December 31, 2003, respectively.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. RIOs deemed to be uncollectible are charged against the allowance when management believes that the loan will no longer perform or be recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on finance receivables held for investment was approximately $530,000 and $395,000 at September 30, 2004 and December 31, 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, and financial institutions. Because of the diverse customer base, there are no concentrations of credit risk. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected future default rates and historical default rates. An allowance for loss is established through a provision for bad debts charged against income. Subsequent recoveries, if any, are credited to the allowance. The change in the allowance for bad debts for the nine months ended September 30, 2004 is as follows:

Nine months ended September 30, 2004
Beginning balance	$86,001
Provision for doubtful accounts	63,014
Write-offs, net of recoveries	(35,794)

Ending balance	$113,221

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and selected neighborhood canvassing. The Company expenses all such costs as incurred. Advertising and marketing expenses were approximately $4,493,000, and $3,838,000 for the three months ended September 30, 2004 and 2003, respectively and $12,709,000 and $10,655,000 for the nine months ended September 30, 2004 and 2003, respectively.

Stock Compensation

The Company accounts for stock options on the intrinsic value method in accordance with the terms of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Under APB No. 25, if the exercise price of an option award is equal to or greater than the market price of the underlying stock on the grant date, then the Company records no compensation expense for its stock option awards. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The pro forma impact of applying SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Pro forma:
Net income (loss) as reported	$(488,447)	$551,225	$(356,982)	$900,337
Pro forma stock compensation, net of related tax effect	43,292	72,407	126,805	227,247

Pro forma net income (loss)	(531,739)	478,818	(483,787)	673,090
Preferred dividends	—	—	—	(8,000)

Pro forma income (loss) applicable to common stockholders	$(531,739)	$478,818	$(483,787)	$665,090

Earnings (loss) per common share – as reported:
Basic	$(0.06)	$0.08	$(0.05)	$0.14

Diluted	$(0.06)	$0.08	$(0.05)	$0.13

Earnings (loss) per common share – pro forma:
Basic	$(0.07)	$0.07	$(0.07)	$0.10

Diluted	$(0.07)	$0.07	$(0.07)	$0.10

Reclassifications

Certain reclassifications have been made to conform to the prior period amounts to the current period presentation.

The Company has revised its quarterly financial data for the three and nine months ended September 30, 2003 from that previously reported in its unaudited report on Form 10-Q for these periods to ratably recognize the initial license fee it received under its agreement with Universal (see Note 11) over the term of the agreement. The quarterly adjustment related to this item had no effect on the full year 2003 revenues or net income.

3. Information About Segments

The Company has five operating segments, U.S. Remodelers, Inc., USA Deck, Inc., Facelifters Home Systems, Inc., U.S. Window Corporation and First Consumer Credit, Inc., and is engaged in two lines of business, the specialty product home improvement business and the consumer finance business. The Company’s operating segments have been aggregated and reported based on the nature of products offered to consumers. During the three months ended March 31, 2004, the Company changed the aggregation of its operating segments in its home improvement business. The Company previously reported its home improvement operations as a single reportable segment. The Company’s home improvement operations are now reported as two reporting segments: the interior products segment (consisting of kitchen, bath and window products) and the exterior products segment (consisting of wood decks and related accessories). Financial information for the three and nine months ended September 30, 2003 has been reclassified to present the information accordingly.

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

The Company’s home improvement products are marketed directly to consumers through a variety of media sources under nationally recognized brands, “Century 21 Home Improvements,” “Renewal by Andersen,” “The Home Depot Cabinet Refacing,” and “The Home Depot At-Home Services,” as well as the Company’s own brands, “Facelifters” and “USA Deck – Designer Deck”.

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

The Company also has an agreement with Renewal by Andersen (“RbA”), a wholly-owned subsidiary of the Andersen Corporation which provides for the Company to be the exclusive window replacement retailer on an installed basis for RbA in the greater Los Angeles area. In February 2002, the Company began operating in the southern California market under its agreement with RbA. On November 11, 2004, the Company and RbA agreed to terminate their agreement to be effective as of December 31, 2004 (see Note 14).

The Company is a provider of wood decks, kitchen refacing and bathroom refacing solutions to The Home Depot in selected markets. On October 17, 2002, USA Deck entered into an agreement with The Home Depot to sell, furnish and install pre-engineered Designer Deck systems to The Home Depot’s retail customers in certain markets, including the metropolitan areas of Washington D.C., Baltimore, Maryland and Richmond and Norfolk, Virginia. In August 2003, USA Deck amended its wood deck sales and installation agreement with The Home Depot to extend its term to October 2005 and to add new markets, including Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, and the states of New Jersey and Pennsylvania. On October 5, 2004, USA Deck and The Home Depot further amended the USA Deck/The Home Depot Agreement to add ten additional markets, primarily in the Midwest United States, in which USA Deck will sell, furnish and install wood deck systems to The Home Depot customers. Under the amended agreement, USA Deck anticipates that its deck products and services will be available to The Home Depot customers in approximately 485 The Home Depot stores. Additionally, the amended agreement provides that USA Deck will be the exclusive provider of wood deck products and installation services for The Home Depot in the markets served by USA Deck. USA Deck has agreed to refrain from offering its wood deck products in any The Home Depot markets, including markets which USA Deck products are not currently being sold, to other retailers, or other parties, or under the name or trademarks of any other party, without The Home Depot’s consent.

In August 2003, the Company entered into a one-year pilot program with The Home Depot to be the exclusive provider of kitchen refacing products and installation services for approximately 240 The Home Depot stores in designated markets in California, Oregon, Washington and Colorado. In May 2004, the Company and The Home Depot amended their pilot program to provide for a two-year term ending in May 2006 and added the Detroit, Michigan and Minneapolis, Minnesota markets to the coverage area. The amended agreement added approximately 83 The Home Depot stores to the 240 stores originally included in the pilot program. In September 2004, the Company expanded its kitchen cabinet refacing service agreement with The Home Depot to add the Phoenix, St. Louis, Las Vegas and Milwaukee markets (which comprise approximately 75 The Home Depot stores). Under the amended agreement, the Company anticipates its kitchen refacing products and services will be available to customers in approximately 395 The Home Depot stores by year end 2005.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

The Company’s consumer finance business, First Consumer Credit, Inc. (or “FCC”), purchases RIOs from remodeling contractors, including RIOs originated by the Company’s home improvement operations. In February 2003, FCC changed its business model from purchasing, bundling and selling portfolios of RIOs to holding and financing RIOs. To facilitate this change in FCC’s business model, FCC entered into a $75 million credit facility (see Note 7) with Autobahn Funding Company LLC and DZ Bank. The ability to purchase and finance RIOs provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned upon selling RIOs.

Until February 2003, FCC sold portfolios of RIOs to financial institutions and insurance companies under negotiated purchase commitments. In certain cases, the Company provided, for a fee, the collection and servicing of these accounts on behalf of the purchaser.

During the nine months ended September 30, 2004 and 2003, FCC originated approximately $5,698,000 and $8,058,000 of RIOs in the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate overhead expenses allocated to reporting segments for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Home Improvement:
Interior products	$164	$223	$493	$626
Exterior products	124	68	373	161
Consumer Finance	110	73	331	189

	$398	$364	$1,197	$976

The following presents certain financial information of the Company’s segments for the three and nine months ended September 30, 2004 and 2003, respectively:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
Home Improvement
Interior products	$16,804	$14,794	$47,264	$40,398
Exterior products	6,365	5,689	17,705	14,011
Consumer Finance	1,418	1,333	4,300	2,755

Consolidated Total	$24,587	$21,816	$69,269	$57,164

Net Income (Loss)
Home Improvement
Interior products	$326	$448	$546	$751
Exterior products	(730)	151	(849)	368
Consumer Finance	(84)	(48)	(54)	(219)

Consolidated Total	$(488)	$551	$(357)	$900

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Capital Expenditures
Home Improvement
Interior products	$299	$249	$724	$412
Exterior products	360	505	1,408	828
Consumer Finance	14	3	30	8

Consolidated Total	$673	$757	$2,162	$1,248

Depreciation (Amortization)
Home Improvement
Interior products	$184	$113	$516	$338
Exterior products	239	193	691	559
Consumer Finance	78	93	211	177

Consolidated Total	$501	$399	$1,418	$1,074

Interest Income (Expense), Net(1)
Home Improvement
Interior products	$3	$—	$1	$(15)
Exterior products	(45)	(47)	(138)	(114)
Consumer Finance	(32)	(10)	(48)	(13)

Consolidated Total	$(74)	$(57)	$(185)	$(142)

	September 30, 2004	December 31, 2003
Assets
Home Improvement
Interior products	$22,583	$11,634
Exterior products	12,643	10,577
Consumer Finance	47,406	41,562
Elimination of intercompany loans	(8,681)	(2,627)

Consolidated Total	$73,951	$61,146

(1)	Interest income (expense), net in this table for the consumer finance segment does not include interest income or expense related to the Company’s portfolio of RIOs.

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Home improvement product lines:
Interior Products:
Kitchen refacing	$12,468	$10,228	$34,854	$28,956
Bathroom refacing	2,601	2,947	7,442	7,226
Replacement windows	1,735	1,619	4,968	4,216

Total	16,804	14,794	47,264	40,398
Exterior Products:
Wood decks	6,189	5,684	17,474	13,995
Other revenues	176	5	231	16

Total	6,365	5,689	17,705	14,011

Total Home Improvement revenues	$23,169	$20,483	$64,969	$54,409

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Percentage of home improvement revenues attributable to the Company’s major brands is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Century 21 Home Improvements	28%	43%	33%	44%
Renewal by Andersen	7	6	6	6
The Home Depot	44	15	35	12
Company Brands	21	36	26	38

Total	100%	100%	100%	100%

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income	$1,371	1,178	4,023	1,933
Gains from loan portfolio sales	—	84	108	510
Servicing and collection fees	—	—	—	169
Other revenues and fees	47	71	169	143

Total revenues and fees	$1,418	1,333	4,300	2,755

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

5. Inventories

Inventories consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$2,253,102	$1,664,006
Work-in-progress	2,170,561	1,117,836

	$4,423,663	$2,781,842

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	September 30, 2004	December 31, 2003
Principal balance:
Secured	$29,553,056	$26,990,163
Unsecured	10,304,053	8,765,277

Total principal balance	39,857,109	35,755,440
Net premium (discount)	(240,899)	84,183
Deferred origination costs, net of amortization	42,616	39,643
Allowance for losses on finance receivables	(529,740)	(394,734)

Carrying value of finance receivables	$39,129,086	$35,484,532

Number of loans	6,295	5,519

Allowance as a percentage of gross finance receivables	1.3%	1.1%
90+ days contractual delinquency:
Total amount delinquent	$338,710	$73,070

% delinquent	0.8%	0.2%

RIOs on non-accrual status	$387,390	$141,136

% on non-accrual status	1.0%	0.4%

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$478,048	$67,777	$394,734	$7,285
Provision for losses	241,128	195,681	554,376	260,715
Losses sustained, net of recoveries	(189,436)	(66,089)	(419,370)	(70,631)

	$529,740	$197,369	$529,740	$197,369

At September 30, 2004 and December 31, 2003, scheduled principal maturities of finance receivables held for investment are as follows:

	September 30, 2004	December 31, 2003
Due in one year or less	$9,057,714	$8,098,134
Due after one year through five years	21,812,989	19,368,669
Due after five years	8,986,406	8,288,637

Total	$39,857,109	$35,755,440

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase and fund RIO’s (see Notes 3 and 7). At September 30, 2004 and December 31, 2003, the Company had approximately $38,226,000 and $32,317,000 outstanding under these lines of credit, respectively. During the three and nine months ended September 30, 2004, the weighted average interest rate paid under these lines was 4.0% and 3.8%, respectively, and the weighted average interest rate earned on the portfolio was 13.9% and 14.2%, respectively. At September 30, 2004, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

In connection with RIOs originated by the Company, the Company incurs direct administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to reduce interest income over the term of the respective RIO using the effective interest method. Unamortized deferred origination costs were $42,616 and $39,643 at September 30, 2004 and December 31, 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2004	December 31, 2003
DZ Credit Facility	$36,561,000	$28,965,000
Borrowing base line of credit	1,310,339	410,339
$5 million RIO revolving line of credit	1,665,133	3,351,762
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,985,994	2,036,562
FSB Note – Payable	—	2,500,000
Term loan	516,667	661,979
Other	314,399	252,513

	$42,353,532	$38,178,155

On February 11, 2003, in order to facilitate FCC’s change in business model from selling to holding portfolios of RIOs, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”), or the Agent. FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $40,000 for the three months ended September 30, 2004 and 2003, and $123,000 and $90,000 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, the Company had outstanding borrowings of $36,561,000 and $28,965,000 under the Credit Facility, respectively.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At September 30, 2004, the maximum advance under the Credit Facility was approximately $34,113,000 based on eligible RIO’s of $37,904,000. The $2,448,000 difference between the facility balance and the maximum advance amount represents available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (4.3% at September 30, 2004), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At September 30, 2004 the excess spread was 8.3%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at September 30, 2004. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

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

On May 24, 2004, the Company refinanced the FSB loan with a $2.5 million term note with Frost Bank which matured on August 30, 2004. Interest was payable monthly at LIBOR plus (1) 3.5% per annum each day from May 24, 2004 through June 23, 2004, (2) 4.5% per annum each day from June 24, 2004 through July 23, 2004 and (3) 5.5% per annum each day thereafter until the note is paid. The $2.5 million Frost Bank loan was paid on June 30, 2004 with proceeds from the Company’s public offering of its common stock.

One of the Company’s directors, Don A. Buchholz is a director of FSB and its parent. The FSB loan was guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, the Company paid the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. During the nine months ended September 30, 2004 and 2003, the Company paid the partnership approximately $108,000 and $97,000, respectively, as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in the Company’s consolidated financial statements, and approximately $42,000 and $41,000, respectively, to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan was 14%. These agreements terminated upon payment of the FSB loan on May 24, 2004.

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

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (4.6% at September 30, 2004). The Revolving Line, as amended, matures May 30, 2006 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At September 30, 2004 and December 31, 2003, the Company had outstanding borrowings of $1,665,133 and $3,351,762 under the Revolving Line, respectively.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities (Continued)

The Borrowing Base Line allows borrowings up to $3 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At September 30, 2004 and December 31, 2003 the Company had outstanding borrowings of $1,310,339 and $410,339 under the Borrowing Base Line. At September 30, 2004, the Company had an additional borrowing capacity of approximately $1,690,000 under the line. The Borrowing Base Line matures May 30, 2006. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (4.6% at September 30, 2004). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (4.6% at September 30, 2004). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At September 30, 2004 and December 31, 2003, the outstanding balance of the Term Loan was $516,667 and $661,979, respectively.

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

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $3,235 through October 2008. At September 30, 2004 and December 31, 2003, the aggregate amount outstanding was $314,399 and $252,513, respectively.

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

8. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended September 30, 2004 and 2003, of approximately $40,000 and $21,000, respectively, and $115,000 and $123,000 for the nine months ended September 30, 2004 and 2003, respectively.

On June 28, 2004, the Company completed a secondary offering to the public of 1,303,050 shares of its common stock in a firm commitment underwriting at a public offering price of $7.20 per share. BB&T Capital Markets and Southwest Securities, Inc. were the underwriters for the offering.

Southwest Securities, Inc. is a wholly-owned subsidiary of SWS Group, Inc., a publicly traded company for which Don A. Buchholz, a member of the Company’s board of directors, serves as chairman of the board. Other than as acting as one of the underwriters in an offering completed by the Company in June 2004, the Company did not have any business relationship with Southwest Securities and does not expect to have any additional business relationships with Southwest Securities during the remainder of 2004. As of September 30, 2004, SWS Group, Inc. owned 457,154 shares of our common stock. Mr. Buchholz also is a director of First Savings Bank, or FSB, one of the Company’s lenders and a subsidiary of SWS Group. As of September 30, 2004, Don A. Buchholz beneficially owned 584,154 shares of the Company’s common stock, which includes 457,154 shares owned by SWS Group and 127,000 shares held by Mr. Buchholz.

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

guarantees and collateral provided by Chickadee Partners, L.P., the Company paid Chickadee Partners, L.P. a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan until the obligation was paid on May 24, 2004. As a result, the effective interest rate for the FSB loan was 14%. The Company paid Chickadee Partners, L.P. a collateral fee of $76,000 for the three months ended September 30, 2003 and $108,000 and $97,000 for the nine months ended September 30, 2004 and 2003, respectively. The Company paid FSB interest of $31,000 for the three months ended September 30, 2003 and $42,000 and $41,000 for the nine months ended September 30, 2004 and 2003, respectively. The Angela Buchholz Children’s Trust and Chrystine B. Roberts are limited partners in Chickadee Partners, L.P. Angela Buchholz is the daughter-in-law of Don A. Buchholz and Chrystine B. Roberts is Mr. Buchholz’s daughter, and except for their relationship to Mr. Buchholz, neither is affiliated with the Company. Mr. Buchholz does not own any interest in Chickadee Partners, L.P. and has not received any compensation from the Company or Chickadee Partners, L.P. for providing the Company with his property to partially secure the FSB loan. The $2.5 million Frost Bank short-term note was paid on June 30, 2004 with a portion of the proceeds from the Company’s secondary offering of common stock.

9. Commitments and Contingencies

Servicing Obligations

Prior to June 2003, the Company provided, for a fee, servicing of RIO portfolios which had been sold to Bank One. Servicing fees received were approximately $169,000 for the nine months ended September 30, 2003. In June 2003, the Company discontinued providing servicing for Bank One.

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

Effective July 1, 2004, the Board of Directors approved the cancellation of 2,951 shares of common stock.

11. Royalties and Licensing Fee Income

In 2003, USA Deck entered into a Proprietary Information Licensing Agreement (the “Licensing Agreement”) with Universal Forest Products, Inc. (“Universal”). The seven year Licensing Agreement provided Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The Licensing Agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The Licensing Agreement required Universal to pay USA Deck royalties based upon Universal’s sales from these products. During the second through seventh year of the Licensing Agreement Universal agreed to pay USA Deck a guaranteed minimum royalty if certain annual sales of deck products were not obtained by Universal. In addition, Universal paid USA Deck an up-front licensing assistance fee of $150,000.

On September 27, 2004, Universal and USA Deck mutually agreed to terminate the Licensing Agreement. Pursuant to the termination provisions, Universal shall pay USA Deck a termination fee of $25,000 and the parties agreed that all guaranteed minimum royalty fees (including those for the second annual year) are deemed satisfied. Effective with termination of the Licensing Agreement, the Company recognized as other revenues the remaining unamortized balance of the initial licensing fee. For the three months and nine months ended September 30, 2004, the Company recorded approximately $145,000 and $158,000 for royalty and license fees under the agreement, including the termination fee.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

11. Royalties and Licensing Fee Income (Continued)

In February 2004, USA Deck entered into a licensing agreement with Outback Installations, Inc. (“Outback”). The licensing agreement is for a period of seven years and provides Outback the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Outback provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Outback and The Home Depot. The licensing agreement requires Outback to pay USA Deck royalties based upon Outback’s sales from these products. In addition, Outback and USA Deck entered into a one-year consulting agreement whereby USA Deck will provide consulting to Outback for the commercial manufacturing of the related products. Outback paid USA Deck an up-front fee of $125,000 related to the consulting agreement, which is being recognized as other revenue over the term of the related agreement. For the three and nine months ended September 30, 2004, the Company recorded approximately $31,000 and $73,000 in consulting fees under the agreement.

12. License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were $199,000 and $264,000 for the three months ended September 30, 2004 and 2003, respectively, and $640,000 and $713,000 for the nine months ended September 30, 2004 and 2003, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of income.

13. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Earnings applicable to common stockholders:
Net income	$(488,447)	$551,225	$(356,982)	$900,337
Accrued dividends- mandatory redeemable preferred stock	–	—	–	(8,000)

Income applicable to common stockholders	$(488,447)	$551,225	$(356,982)	$892,337

Weighted average shares outstanding – basic	7,884,274	6,509,570	7,010,090	6,483,333
Effect of dilutive securities	—	436,566	—	329,669

Weighted average shares outstanding – diluted	7,884,274	6,946,136	7,010,090	6,813,002

Earnings per common share – basic	$(0.06)	$0.08	$(0.05)	$0.14

Earnings per common share – diluted	$(0.06)	$0.08	$(0.05)	$0.13

Outstanding stock options to purchase 120,394 shares of the Company’s common stock were not included in the calculations of earnings per share for the three and nine months ended September 30, 2004 because their inclusion would have been anti-dilutive. Outstanding stock options to purchase 19,375 and 36,139 shares of the Company’s common stock for the three and nine months ended September 30, 2003, respectively, were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

14. Subsequent Events

On November 11, 2004, the Company and RbA agreed to terminate their agreement to be effective as of December 31, 2004.

Since October 2003, the Company’s home improvement operations have been engaged in an aggressive expansion program in connection with its agreements with The Home Depot. The Company believes its relationship with The Home Depot is a significant factor to the achievement of its business strategy and long-term growth plans. Management does not believe that the sale and installation of RbA window and patio doors in a single designated market is compatible with the Company’s current business and growth strategy.

The following table sets forth the revenue and net income for the RbA operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2003
	2004	2003	2004	2003
Revenues	$1,534	$1,317	$4,213	$3,271	$4,611
Net income	$210	$43	$235	$(28)	$40

After the effective date of the termination of the RbA agreement, and for a period of two years from the completion date of the installation of RbA windows or patio doors, the Company will perform (or have others perform) any services necessary to fulfill its installation warranty.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2004 included herein, and our audited financial statements for years ended December 31, 2003, 2002 and 2001, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. These products are marketed under nationally recognized brands such as The Home Depot At-Home Services, Home Depot Cabinet Refacing, Century 21 Home Improvements, and Renewal by Andersen, and under our own brands, Facelifters and USA Deck-Designer Deck. Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing and in-store displays. Our home improvement operations include two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our product lines include kitchen and bathroom cabinetry and cabinet refacing products, countertops, replacement windows and patio doors. In our exterior products segment, our product line includes wood decks and related accessories.

We manufacture our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 21 kitchen, bath and window sales and installation centers in 12 states serving 15 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida. We manufacture the components for our wood decks utilizing non-arsenic pressure treated lumber at our Woodbridge, Virginia, Glen Mills, Pennsylvania, Westboro, Massachusetts and Bridgeport, Connecticut facilities, which also serve as deck sales and installation centers, and collectively serve seven Northeastern and Mid-Atlantic markets.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. As of September 30, 2004, our average RIO balance was approximately $6,332 with a weighted average remaining term of approximately 106 months. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other remodeling contractors.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot in designated markets. We intend for the remainder of 2004 and during 2005 to concentrate our efforts and to allocate our personnel and capital resources to continue the expansion of the roll out of wood decks, and kitchen and bath refacing products in designated The Home Depot stores.

Results of Operations

Results of operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

	(Unaudited) (In thousands) Three months ended September 30,
	2004					2003
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$16,804	$6,365	$23,169	$1,418	$24,587	$14,794	$5,689	$20,483	$1,333	$21,816
Costs and expenses:
Costs of remodeling contracts	7,632	5,137	12,769	—	12,769	6,735	3,179	9,914	—	9,914
Branch operations	911	—	911	—	911	676	—	676	—	676
Sales, marketing and license fees	6,444	1,620	8,064	—	8,064	5,636	1,517	7,153	—	7,153
Interest expense on financing of loan portfolios	—	—	—	429	429	—	—	—	425	425
Provision for loan losses	—	—	—	241	241	—	—	—	196	196
General and administrative	1,284	763	2,047	855	2,902	1,010	703	1,713	780	2,493

Operating income (loss)	533	(1,155)	(622)	(107)	(729)	737	290	1,027	(68)	959
Interest expense	42	45	87	31	118	10	46	56	10	66
Other income	45	—	45	—	45	10	4	14	—	14

Income before income taxes	536	(1,200)	(664)	(138)	(802)	737	248	985	(78)	907
Income tax (benefit)	210	(470)	(260)	(54)	(314)	289	97	386	(30)	356

Net income/(loss)	$326	$(730)	$(404)	$(84)	$(488)	$448	$151	$599	$(48)	$551

Consolidated revenues were $24,587,000 in the three months ended September 30, 2004, as compared to $21,816,000 in the three months ended September 30, 2003. Net loss was $488,000, or $0.06 per share, as compared to net income of $551,000, or $0.08 per share, for the three months ended September 20, 2004 and 2003, respectively.

Management’s Summary of Results of Operations.

During 2004, we accelerated the opening of sales and manufacturing facilities in certain markets to serve The Home Depot customers. Opening sales and manufacturing facilities in new markets requires expenditures for facilities improvements, machinery, furniture and fixtures, and other expenses, and requires funding operating losses during the initial months following the opening of a facility.

Interior Products - In our interior products operations, during the second quarter of 2004, we opened new kitchen and bath sales and installation centers in San Diego, Sacramento and San Francisco, California. Additionally, we converted our Detroit, Michigan kitchen and bath center, which we had operated under our Cabinet Clad brand, to service The Home Depot stores in the greater Detroit metropolitan area. In the third quarter 2004, we opened new kitchen and bath centers in Seattle, Washington and Minneapolis, Minnesota, and we converted our Richmond and Virginia Beach, Virginia kitchen and bath centers, which we had operated under our own brand, to service The Home Depot stores in their respective markets. In the aggregate, during the second and third quarters of 2004, we rolled out kitchen refacing products to approximately 194 The Home Depot stores. Also, we completed the roll out of our bath product line to selected The Home Depot stores in California, Colorado and Oregon. As of September 30, 2004, our kitchen and bath refacing products and services are available to The Home Depot customers in approximately 320 stores.

In September 2004, The Home Depot and we agreed to expand our relationship to add kitchen refacing products in the Phoenix, St. Louis, Las Vegas and Milwaukee markets (which comprise approximately 75 The Home Depot stores). We expect to begin offering our kitchen refacing products to The Home Depot customers in these markets in the first quarter of 2005. By the end of 2005, we anticipate our kitchen refacing products and services will be available to customers in approximately 395 The Home Depot stores.

We believe that a newly opened kitchen and bath center should achieve breakeven revenue levels between the fourth to sixth month of operation. The achievement of breakeven revenues is largely a function of recruiting and training qualified sales and installation staff, coupled with our normal cycle time of 55 – 60 days to complete new sales orders, as well as start-up and ongoing infrastructure costs. In contrast, a kitchen and bath center which has been converted from a previous brand affiliation to service The Home Depot will continue to complete installations of sales orders which it has in its backlog while it retrains its staff, thereby minimizing the financial impact of the transition. Furthermore, we believe that to be effective in our expansion program, we must properly time the opening of new centers so as to cover and fund new center operating losses with maturing centers operating income.

As expected, our kitchen and bath centers which were opened during the second and third quarters of 2004 incurred an operating loss for the three months ended September 30, 2004. Additionally, during the third quarter we continued to encounter difficulties in recruiting a sufficient number of qualified subcontractor installers in our California kitchen and bath centers, and consequently we were unable to achieve our normal cycle time of 55 – 60 days to complete sales orders. Had we been able to achieve our normal cycle time, the increased revenues would have reduced the impact of the start-up losses from the newly opened centers. As a solution to our California installation issues, in October 2004, management implemented a plan to establish an employee-based installation workforce and increased installer labor rates. We believe that an adequate supply of labor is available on an employee basis as opposed to a limited number of qualified subcontractors. We also believe that increased labor rates will attract a greater number of qualified installers. We anticipate that qualified subcontractors will, from time to time, supplement an employee workforce. The increases in labor rates in our California markets, as well as the costs of training and equipping an employee workforce, are not expected to have a significant impact on our fourth quarter gross profit margins. However, we are currently evaluating an increase in the selling prices of our products in our California markets. We believe the corrective actions implemented by management in our California operations and the increased revenues we expect to generate from our kitchen and bath centers which were opened in the second and third quarters of 2004, will, in the aggregate, achieve profitability in the fourth quarter of 2004.

On November 11, 2004, we and Renewal by Andersen (RbA) agreed to terminate our Retailer Agreement to be effective as of December 31, 2004. In light of our current business strategy to become a principal vendor of kitchen and bath refacing products and wood decks to The Home Depot, we do not believe that the sale and installation of RbA window and patio doors in a single designated market is compatible with our current business and growth strategy. We intend for the remainder of 2004 and during 2005 to concentrate our efforts and to allocate our personnel and capital resources to continue to rollout our wood deck, kitchen and bath refacing products in designated The Home Depot stores.

We believe in 2005 we will achieve sufficient increases in revenues through the continued implementation of our programs with The Home Depot to offset the decreased revenues as a result of the termination of our RbA agreement. For the year ended December 31, 2003, our revenues from installation of RbA products were $4,611,000, or approximately 6% of our home improvement revenues. For the nine month period ended September 30, 2004, our revenues from installation of RbA products accounted for $4,213,000, or 6% of our home improvement revenues, as compared with $3,271,000, or 6% of our home improvement revenues for the nine month period ended September 30, 2003.

After the effective date of the termination of the Retailer Agreement, and for a period of two years from the date of the completion of an installation of RBA windows or patio doors, we will perform (or have others perform) any services necessary to fulfill our installation warranty. We plan to utilize our Costa Mesa, California RBA products showroom for our other business operations until we are able to sublease the premises to another party. We will convert our Torrance, California showroom to a kitchen and bath products center to service The Home Depot stores in that market.

Exterior Products - In connection with our expansion program with The Home Depot, in February 2004 we opened a new deck manufacturing facility in Westboro, Massachusetts, and in July of 2004, we opened a new deck manufacturing facility in Bridgeport, Connecticut. Combined with our manufacturing facility in Glen Mills, Pennsylvania, which we opened in October 2003, and our original manufacturing facility in Woodbridge, Virginia, our deck products and services are available to customers in approximately 240 The Home Depot stores located in the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, and the states of New Jersey and Pennsylvania.

Opening sales and manufacturing facilities in new markets requires expenditures for facilities improvements, machinery, furniture and fixtures, and other expenses, and requires funding operating losses during the initial months following the opening of a facility. We believe that a newly opened deck manufacturing facility should achieve breakeven revenue levels between the sixth and ninth month of operation. Achieving breakeven revenues is largely a function of recruiting and training qualified sales, installation and factory production personnel, coupled with our cycle time to complete installations of new sales orders, as well as start-up and ongoing infrastructure costs. Similar to our kitchen and bath centers, we believe that to be effective in our expansion program, we must properly time the opening of new deck facilities in order to cover and fund new facility operating losses with maturing facilities operating income.

Although the initial phase of our deck expansion program with The Home Depot was essentially completed in July 2004 with the opening of our Bridgeport, Connecticut manufacturing plant, for the third quarter 2004, the exterior products segment incurred a net loss of approximately $729,000. The loss in the quarter resulted from an erosion of our exterior products gross profit margins due to a combination of increased operating expenses and insufficient revenue growth. Specifically, we believe the following factors significantly contributed to the margin erosion and net loss in the period:

•	Based upon increasing levels of new sales orders in the first and second quarters of 2004 in our Virginia, Philadelphia and New Jersey markets, we continued to add infrastructure in manufacturing personnel, including direct labor and administration. However, for the third quarter new sales orders sharply declined as a result of a lower number of customer leads which we attribute primarily to an ineffective marketing campaign. Additionally, we experienced a significant number of customer cancellations in our Philadelphia and North Jersey markets resulting from delays in obtaining required building permits. By way of comparison, new sales orders for deck products declined 39% from $8,272,000 in the second quarter of 2004 to $5,032,000 in the third quarter 2004. Consequently, we incurred increased manufacturing labor expenses and we were unable to increase revenues due to lower new sales orders.

•	During the current quarter we incurred higher labor costs to install our deck products and in providing warranty services. We believe that the increase in our labor costs is principally due to the inexperience of our new installation crews. In addition, as a result of the demands on our personnel for the roll out of our new facilities, we were unable to timely respond to our customers requiring warranty service on their installed decks. During the third quarter we completed these services incurring additional expenses.

•	During the third quarter we incurred increased costs in connection with our fleet of installation vehicles. Our installation crews utilize our specially equipped company vehicles to transport our deck materials and tools to the job site. During the third quarter 2004 we accelerated the maintenance on these vehicles. In addition, we have experienced significant increases in fuel costs.

•	As expected, we incurred an initial start-up operating loss in our Bridgeport facility which was opened in July 2004.

In October 2004 we implemented several changes to address our USA Deck operating issues and to right size our operating expenses. These changes include the following:

•	We have increased our deck selling prices in all of The Home Depot markets.

•	We have assigned to our interior products regional sales directors the additional oversight duties for our exterior products sales. Our regional sales directors report directly to our chief operating officer.

•	Marketing functions for our interior and exterior product lines have been consolidated and will be managed under the direction of our chief marketing officer. We are currently reviewing our exterior products marketing strategy with both The Home Depot and our own sales and marketing personnel to determine if we need to revise our marketing model.

•	Our USA Deck president will principally be responsible for management of the deck manufacturing and production operations.

•	We have implemented certain cost reduction programs, including work force reductions and re-assignment of certain personnel.

As a result of these management actions, we expect to realize increased operating efficiencies in the fourth quarter of 2004. However, during the fourth quarter we experience a normal seasonal decline in our exterior products business. Consequently, we expect to incur an operating loss in the fourth quarter in our exterior products segment.

On October 5, 2004, The Home Depot and we agreed to expand our wood deck program to add ten additional markets, primarily in the Midwest United States. In support of our plan to expand our relationship with The Home Depot in these ten new markets, we entered into a Supply and Rebate Agreement (Supply

Agreement) with Universal Forest Products, Inc. (Universal) whereby we granted a limited license to Universal to manufacture pre-engineered component deck parts and related accessory products for us. As a result of the Supply Agreement, it will not be necessary for us to open manufacturing plants to accomplish our roll out into these new markets. Additionally, in certain markets where we have existing interior products operations, or where expansion markets are common to both our interior and exterior products, which include Milwaukee, St. Louis and Minneapolis, we plan to leverage a single infrastructure for our products. Consequently, we believe that the Supply Agreement will substantially reduce our capital outlay, start up expenses and time required to breakeven in the new markets.

We anticipate that we will begin offering our deck products to The Home Depot customers in the greater Chicago, Milwaukee and Madison markets in the first quarter 2005. Contingent upon our successful roll out of these markets, we will begin the roll out of our deck products into the Minneapolis and St. Louis markets.

Additionally, our amended wood deck agreement with The Home Depot provides that we will be the exclusive provider of wood deck products and installation services for The Home Depot in the markets we serve. We have agreed to refrain from offering our wood deck products in any The Home Depot markets, including markets in which our products are not currently being sold, to other retailers, or other parties, or under the name or trademarks of any other party, without The Home Depot’s consent. Upon completion of this expansion program, our deck products and services will be available to The Home Depot customers in approximately 485 The Home Depot stores.

Consumer Finance - Our consumer finance business purchases consumer retail installment obligation contracts, or RIOs, from remodeling contractors, including RIOs generated by our home improvement operations. In February 2003, we changed the business model of our finance business to holding portfolios of RIOs rather than packaging them for sale to credit institutions. We expect this new strategy will provide us with greater earnings potential in the long term since we will earn finance charges for the life of the RIO, as opposed to a lesser, one-time premium we previously earned upon sale of the portfolios. To facilitate this change, in February 2003, we secured a $75 million credit facility. The credit facility is restricted to the purchase and financing of RIOs. Although our strategy is now to hold RIOs for the remaining life of the obligation, we may sell a portion of our RIOs from time to time as we deem necessary to obtain additional working capital or to pay down our credit facility.

Prior to entering into the credit facility, we typically held RIOs for less than three months before selling portfolios of RIOs to banks and insurance companies under negotiated purchase commitments. We earned a one-time premium upon each sale. In certain cases, we provided, for a fee, collection and servicing of these accounts on behalf of the purchaser.

For the three months ended September 30, 2004, revenues from our consumer finance segment were $1,418,000, as compared to $1,333,000 in the prior year period. Although our revenues have increased, the refinancing environment has limited the growth of our portfolio of RIOs and revenues. Recent interest rate changes, which were expected to reduce refinancing, have had a nominal affect on our early payoff rates.

Home Improvement Operations – Detailed Review

New sales orders for home improvement products were $23,851,000 in the three months ended September 30, 2004, an increase of 17.8% from $20,252,000 in the three months ended September 30, 2003. The increase in new sales orders as compared with the prior year quarter is due to the growth of our kitchen and bath programs with The Home Depot. New sales orders in our interior products segment increased 25% as compared with same quarter last year. New sales orders in our exterior products segment declined approximately 4%.

Our backlog of uncompleted sales orders is as follows (in thousands):

	As of September 30,		As of June 30,		As of December 31, 2003
	2004	2003	2004	2003
Interior	$18,166	$10,644	$16,151	$10,427	$8,567
Exterior	3,904	3,526	5,240	3,969	2,557

Total Home Improvements	$22,070	$14,170	$21,391	$14,396	$11,124

Revenues from our home improvement operations increased $2,686,000, or 13%, to $23,169,000 in the three months ended September 30, 2004, from $20,483,000 in the three months ended September 30, 2003.

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2004	2003	$	%
Interior products:
Kitchen refacing	$12,468	$10,228	$2,240	22%
Bathroom refacing	2,601	2,947	(346)	(12)%
Replacement windows	1,735	1,619	116	7%

Total interior products	16,804	14,794	2,010	14%
Exterior products:
Wood decks	6,189	5,684	505	9%
Other revenues	176	5	171	3420%

Total exterior products	6,365	5,689	676	12%
Total Home Improvement revenues	$23,169	$20,483	$2,686	13%

Revenues from kitchen refacing and wood deck products increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 44% of our home improvement revenues in the three months ended September 30, 2004. Other revenues of $176,000 in the three months ended September 30, 2004, and $5,000 in the three months ended September 30, 2003 represent royalty fees and consulting fees which we received pursuant to our intellectual property licensing and consulting agreements with third parties. In 2003, USA Deck entered into a Proprietary Information Licensing Agreement (Licensing Agreement) with Universal Forest Products, Inc. (Universal). The seven year Licensing Agreement provided Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The Licensing Agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The Licensing Agreement required Universal to pay USA Deck royalties based upon Universal’s sales from these products. In addition, Universal paid USA Deck an up-front licensing assistance fee of $150,000.

On September 27, 2004, Universal and USA Deck mutually agreed to terminate the Licensing Agreement. Pursuant to the termination provisions, Universal shall pay USA Deck a termination fee of $25,000. Effective with termination of the Licensing Agreement, the Company recognized as other revenues the remaining unamortized balance of the initial licensing fee. For the three months and nine months ended September 30, 2004, the Company recorded approximately $145,000 and $158,000 for royalty and license fees under the agreement, including the termination fee.

The amount and percentage of home improvement revenues attributable to our major brands for the three months ended September 30, 2004 and 2003 are as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	Q3-2004	Q3-2003	Q3-2004	Q3-2003
Century 21 Home Improvements	$6,562	$8,765	28%	43%
Renewal by Andersen	1,534	1,312	7	6
The Home Depot	10,176	3,113	44	15
Company Brands	4,897	7,293	21	36

	$23,169	$20,483	100%	100%

Gross profit for home improvement operations was $10,400,000 or 44.9% of home improvement revenues for the three months ended September 30, 2004, as compared to $10,569,000, or 51.6% of home improvement revenues in the prior year period. The decline in gross profit as a percentage of revenues was the result of significantly lower margins in our exterior products segment.

Gross profit margin in our interior products segment was 54.6% of related revenues in the three months ended September 30, 2004, as compared to 54.5% of related revenues in the same period last year. Gross profit margins were adversely effected by the combination of longer cycle times to complete sales orders in our

California operations which resulted in insufficient revenues to cover our higher operating costs from our recently opened kitchen and bath sales and installation centers, and higher raw material prices. Raw material prices for various materials utilized in our kitchen and bath products have increased since the beginning of the year.

Gross profit margin in our exterior products segment was 19.3% of related revenues for the three months ended September 30, 2004, as compared to 44.1% of related revenues in the three months ended September 30, 2003. Gross profit margins were adversely affected by increased operating costs during the period. Management, in October 2004, has implemented several actions to improve exterior products operating efficiencies and gross profit margins.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $911,000, as compared to $676,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $4,493,000, or 19.4% of home improvement revenues in the three months ended September 30, 2004, as compared to $3,838,000, or 18.7% of home improvement revenues for the three months ended September 30, 2003. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and planned increased advertising expenditures for our other product lines. Marketing expenses for our interior products were $3,527,000, or 21.0% of related revenues, in the three months ended September 30, 2004 as compared to $2,843,000, or 19.2% of related revenues, in the same period in 2003. Marketing expenses for our exterior products were $966,000, or 15.1% of related revenues, and $995,000, or 17.5% of related revenues, for the three months ended September 30, 2004 and 2003, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $3,372,000, or 14.6% of home improvement revenues for the three months ended September 30, 2004, as compared to $3,051,000, or 14.9% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased recruiting, training sales materials and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $2,718,000 in the three months ended September 30, 2004 as compared to $2,530,000 the same period in 2003. Selling expenses for our exterior products were $654,000 and $521,000 in the three months ended September 30, 2004 and 2003, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $199,000 for the three months ended September 30, 2004, as compared to $264,000 in the prior year period.

General and administrative expenses for home improvement operations were $2,047,000, or 8.9% of home improvement revenues for the three months ended September 30, 2004, as compared to $1,713,000, or 8.4% of home improvement revenues in the prior year period. General and administrative expenses include $288,000 and $291,000 of corporate overhead costs allocated to home improvement operations for the three months ended September 30, 2004 and 2003, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Segment

For the three months ended September 30, 2004, revenues from our consumer finance segment were $1,418,000, as compared to $1,333,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended September 30,
	2004	2003
Interest income	$1,371	$1,178
Gains from loan portfolio sales	—	84
Servicing and collection fees	—	—
Other revenues and fees	47	71

Total revenues and fees	$1,418	$1,333

Interest expense incurred on financing the purchase of RIOs was $429,000 for the three months ended September 30, 2004, as compared to $425,000 in the prior year period.

Finance receivables held for investment consisted of the following:

	September 30, 2004	June 30, 2004	December 31, 2003
Principal balance:
Secured	$29,553,056	$28,844,343	$26,990,163
Unsecured	10,304,053	9,700,393	8,765,277

Total principal balance	39,857,109	38,544,736	35,755,440
Net premium (discount)	(240,899)	(129,179)	84,183
Deferred origination costs, net of amortization	42,616	45,567	39,643
Allowance for losses on finance receivables	(529,740)	(478,048)	(394,734)

Carrying value of finance receivables	$39,129,086	$37,983,076	$35,484,532

Number of loans	6,295	6,075	5,519

Allowance as a percentage of gross finance receivables	1.3%	1.2%	1.1%
90+ days contractual delinquency:
Total amount delinquent	$338,710	$165,477	$73,070

% delinquent	0.8%	0.4%	0.2%

RIOs on non-accrual status	$387,390	$263,386	$141,136

% on non-accrual status	1.0%	0.7%	0.4%

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,
	2004	2003
Balance at beginning of period	$478,048	$67,777
Provision for losses	241,128	195,681
Losses sustained, net of recoveries	(189,436)	(66,089)

Balance at end of period	$529,740	$197,369

At September 30, 2004 and December 31, 2003, scheduled principal maturities of finance receivables held for investment are as follows:

	September 30, 2004	December 31, 2003
Due in one year or less	$9,057,714	$8,098,134
Due after one year through five years	21,812,989	19,368,669
Due after five years	8,986,406	8,288,637

Total	$39,857,109	$35,755,440

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. At September 30, 2004 and December 31, 2003, we had approximately $38,226,000 and $32,317,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines in the three months ended September 30, 2004 was 4.0% and the weighted average interest rate earned on the portfolio was 13.9%. At September 30, 2004, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

General and administrative expenses were approximately $855,000, or 60.3% of finance segment revenues for the three months ended September 30, 2004, as compared to $780,000, or 58.5% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $110,000 and $73,000 in the three months ended September 30, 2004 and 2003, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 50.3% and 52.2% of general and administrative expenses for the three months ended September 30, 2004 and 2003, respectively.

Results of operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

	(Unaudited) (In thousands) Nine months ended September 30,
	2004					2003
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$47,264	$17,705	$64,969	$4,300	$69,269	$40,398	$14,011	$54,409	$2,755	$57,164
Costs and expenses:
Costs of remodeling contracts	21,301	12,378	33,679	—	33,679	18,002	7,516	25,518	—	25,518
Branch operations	2,548	—	2,548	—	2,548	1,876	—	1,876	—	1,876
Sales, marketing and license fees	19,021	4,322	23,343	—	23,343	16,297	3,298	19,595	—	19,595
Interest expense on financing of loan portfolios	—	—	—	1,280	1,280	—	—	—	688	688
Provision for loan losses	—	—	—	554	554	—	—	—	261	261
General and administrative	3,494	2,330	5,824	2,506	8,330	2,965	2,485	5,450	2,154	7,604

Operating income (loss)	900	(1,325)	(425)	(40)	(465)	1,258	712	1,970	(348)	1,622
Interest expense	74	138	212	47	259	38	117	155	12	167
Other income	70	68	138	—	138	23	7	30	—	30

Income/loss before income taxes	896	(1,395)	(499)	(87)	(586)	1,243	602	1,845	(360)	1,485
Income tax (benefit)	350	(546)	(196)	(33)	(229)	492	234	726	(141)	585

Net income/(loss)	$546	$(849)	$(303)	$(54)	$(357)	$751	$368	$1,119	$(219)	$900

Our consolidated revenues increased 21.2% to $69,269,000 in the nine months ended September 30, 2004, as compared to $57,164,000 in the nine months ended September 30, 2003. Revenues increased in each of our business operations as compared to the prior year period. In our home improvement operations, revenues increased 19.4% principally resulting from the growth of our programs with The Home Depot. Revenues in our consumer finance segment increased 56.1% principally due to increased interest income on our higher portfolio of RIOs.

Consolidated net loss was $357,000, or $0.05 per share, in the nine months ended September 30, 2004 as compared to a net income of $900,000, or $0.14 per share, for the prior year period. The decline in our consolidated net income occurred principally in the third quarter 2004 as a result of operating losses in our exterior products segment. Net loss in our home improvement operations was $303,000 for the nine months ended September 30, 2004 as compared to a net income of $1,119,000 in the same period last year. Net loss in our consumer finance segment was $54,000 in the nine months ended September 30, 2004 as compared to $219,000 for the same period last year.

Home Improvement Operations

Revenues from our home improvement operations increased $10,560,000 or 19.4%, to $64,969,000 in the nine months ended September 30, 2004, from $54,409,000 in the nine months ended September 30, 2003.

Revenues attributable to each of our product lines are as follows (in thousands):

	Nine months ended September 30,		Increase
	2004	2003	$	%
Interior products:
Kitchen refacing	$34,854	$28,956	$5,898	20%
Bathroom refacing	7,442	7,226	216	3%
Replacement windows	4,968	4,216	752	18%

Total interior products	47,264	40,398	6,866	17%
Exterior products:
Wood decks	17,474	13,995	3,479	25%
Other revenues	231	16	215	1343%

Total exterior products	17,705	14,011	3,694	26%

Total Home Improvement revenues	$64,969	$54,409	$10,560	19%

Revenues increased in each of our product lines reflecting higher backlog of sales orders at the beginning of 2004 as compared to the beginning of 2003, and higher sales order input during the nine months ended September 30, 2004 as compared to the same period in 2003. Revenues from kitchen refacing and wood deck products increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 35% of our home improvement revenues in the nine months ended September 30, 2004. Other revenues of $231,000 in the nine months ended September 30, 2004, and $16,000 in the nine months ended September 30, 2003 represent licensing fees and consulting fees which we received pursuant to our intellectual property licensing and consulting agreements with third parties.

The amount and percentage of home improvement revenues attributable to our major brands for the nine months ended September 30, 2004 and 2003 are as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	Nine months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Century 21 Home Improvements	$21,309	$23,791	33%	44%
Renewal by Andersen	4,212	3,261	6	6
The Home Depot	22,490	6,602	35	12
Company Brands	16,958	20,755	26	38

	$64,969	$54,409	100%	100%

Sales orders for home improvement products in the nine months ended September 30, 2004 were $75,863,000, an increase of 25.5% from $60,439,000 in the nine months ended September 30, 2003. The increase in new sales orders is due to the growth of our programs with The Home Depot, enhanced marketing programs and improved sales efficiencies.

While we have generated increasing levels of new sales orders as a result of our programs with The Home Depot, we have encountered difficulties in recruiting a sufficient number of qualified kitchen refacing installers in California to meet our higher sales volume, and we have experienced longer than anticipated processing times to secure deck building permits in the Philadelphia area. These factors have adversely affected the timeliness of completing sales orders in these markets. Consequently, while our revenues increased as compared to the prior year period, our revenues generated from these operations in the nine months ended September 30, 2004 were insufficient to cover our operating expenses for our new and recently opened operations serving The Home Depot adversely affecting our net income in the period.

Our backlog of uncompleted sales orders was $22,070,000 at September 30, 2004 as compared to $11,124,000 at December 31, 2003. The increase in backlog is principally attributable to the corresponding increase in sales orders.

Gross profit for home improvement operations was $31,290,000, or 48.2% of home improvement revenues for the nine months ended September 30, 2004, as compared to $28,891,000, or 53.1% of home improvement revenues in the prior year period. Gross profit margin (gross profit as a percentage of revenues) declined primarily due to insufficient revenues to cover our increased fixed operating costs in our new and recently opened operations serving The Home Depot, and increased raw materials costs.

Gross profit margin in our interior products segment was 54.9% of related revenues in the nine months ended September 30, 2004, as compared to 55.4% of related revenues in the same period last year. Gross profit margins were adversely effected by the combination of longer cycle times to complete sales orders in our California operations which resulted in insufficient revenues to cover our higher operating costs from our recently opened kitchen and bath sales and installation centers, and higher raw material prices.

Gross profit margin in our exterior products segment was 30.1% of related revenues for the nine months ended September 30, 2004, as compared to 46.4% of related revenues in the nine months ended September 30, 2003. Gross profit margins were adversely affected by the combination of higher raw material prices on lumber utilized in our wood decks, as well as increased operating costs in support of our expansion program with The Home Depot.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $2,548,000 as compared to $1,876,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $12,709,000 or 19.6% of home improvement revenues in the nine months ended September 30, 2004, as compared to $10,655,000, or 19.6% of home improvement revenues for the nine months ended September 30, 2003. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and planned increased advertising expenditures for our other product lines. Marketing expenses for our interior products were $10,181,000 in the nine months ended September 30, 2004 as compared to $8,508,000 in the same period in 2003. Marketing expenses for our exterior products were $2,528,000 and $2,147,000 for the nine months ended September 30, 2004 and 2003, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $9,994,000, or 15.4% of home improvement revenues for the nine months ended September 30, 2004, as compared to $8,227,000, or 15.1% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased recruiting, training sales materials and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $8,201,000 in the nine months ended September 30, 2004 as compared to $7,076,000 the same period in 2003. Selling expenses for our exterior products were $1,793,000 and $1,151,000 in the nine months ended September 30, 2004 and 2003, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $640,000 for the nine months ended September 30, 2004, as compared to $713,000 in the prior year period.

General and administrative expenses for home improvement operations were $5,824,000, or 9.0% of home improvement revenues for the nine months ended September 30, 2004, as compared to $5,450,000, or 10.0% of home improvement revenues in the prior year period. General and administrative expenses include

$866,000 and $787,000 of corporate overhead costs allocated to home improvement operations for the nine months ended September 30, 2004 and 2003, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Segment

For the nine months ended September 30, 2004, revenues from our consumer finance segment were $4,300,000 as compared to $2,755,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Nine months ended September 30,
	2004	2003
Interest income	$4,023	$1,933
Gains from loan portfolio sales	108	510
Servicing and collection fees	—	169
Other revenues and fees	169	143

Total revenues and fees	$4,300	$2,755

Because FCC had changed its business model in February 2003, revenues in the nine months ended September 30, 2003 were lower as FCC did not sell significant portfolios of RIOs nor did FCC generate significant interest income because its portfolio of RIOs held was smaller. Consequently, the increase, or decrease, in each of our revenue components for the nine months ended September 30, 2004, as compared to the prior year period, reflects the change in our business model. The effect of holding RIOs, as compared to selling portfolios of RIOs, has resulted in an increase in interest income, and a decrease in revenues from loan portfolio sales, The decrease in servicing and collection fees reflects the termination of our servicing agreement with Bank One.

Interest expense incurred on financing the purchase of RIOs was $1,280,000 for the nine months ended September 30, 2004, as compared to $688,000 in the prior year period. In the prior year period, portfolios of RIOs were generally held less than nine months before they were packaged and sold.

Changes in the allowance for loan losses were as follows:

	Nine months ended September 30,
	2004	2003
Balance at beginning of period	$394,734	$7,285
Provision for losses	554,376	260,715
Losses sustained, net of recoveries	(419,370)	(70,631)

Balance at end of period	$529,740	$197,369

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. The weighted average interest rate paid under these lines in the nine months ended September 30, 2004 was 3.8% and the weighted average interest rate earned on the portfolio was 14.2%. At September 30, 2004, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

General and administrative expenses were approximately $2,506,000 or 58.3% of finance segment revenues for the nine months ended September 30, 2004, as compared to $2,154,000, or 78.2% of segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, general administration of the finance segment operations and approximately $331,000 and $189,000 of corporate overhead allocated to the finance segment for the nine months ended September 30, 2004 and 2003, respectively. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 49.8% and 55.2% of general and administrative expenses for the nine months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is principally attributable to professional fees (legal and public accounting), insurance, and licensing costs.

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

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At September 30, 2004, we had approximately $4,619,000 in cash and cash equivalents, excluding restricted cash of $2,464,000.

Cash utilized for operations was $692,000 for the nine months ended September 30, 2004. The Company generated $3,732,000 from operations in the prior year period.

During the nine months ended September 30, 2004, we utilized approximately $2,157,000 of cash for capital expenditures principally consisting of machinery and equipment and leasehold improvements for our new wood deck manufacturing facilities in Westboro, Massachusetts and Bridgeport, Connecticut.

At September 30, 2004 and December 31, 2003, we had the following amounts outstanding under our credit and debt agreements:

	September 30, 2004	December 31, 2003
DZ Credit Facility	$36,561,000	$28,965,000
Borrowing base line of credit	1,310,339	410,339
$5 million RIO revolving line of credit	1,665,133	3,351,762
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,985,994	2,036,562
FSB Note payable	—	2,500,000
Term loan	516,667	661,979
Other	314,399	252,513

	$42,353,532	$38,178,155

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

Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At September 30, 2004, the maximum advance under the credit facility was approximately $34,113,000 based on eligible RIOs of $37,904,000. At September 30, 2004, the balance of the credit facility was $36,561,000. The $2,448,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

An RIO becomes ineligible upon the occurrence of specified events identified in the credit facility which involve delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the credit facility provides that (1) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (4.3% at September 30, 2004), and (2) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At September 30, 2004 the excess spread was 8.3%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at September 30, 2004.

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

One of our directors, Don A. Buchholz, is a director of FSB and its parent. The FSB loan was guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, we paid the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. During the nine months ended September 30, 2004 and 2003, we paid the partnership approximately $108,000 and $97,000, respectively, as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in our consolidated financial statements, and $42,000 and $41,000, respectively, to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan was 14%. These agreements terminated upon payment of the FSB loan on May 24, 2004.

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

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6%. The Frost revolving line matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At September 30, 2004, we had outstanding borrowings of approximately $1,665,000 under the Frost revolving line.

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

The Frost line of credit, as amended, allows borrowings up to $3 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At September 30, 2004, we had outstanding borrowings of $1,310,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,690,000. The Frost line of credit matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. Interest on the Frost line of credit is payable monthly at LIBOR plus 2.6% (4.6% at September 30, 2004). The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At September 30, 2004, the outstanding balance of the Frost term loan was approximately $517,000.

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

We believe we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund our business strategy, including the expansion of our operations under our agreements with The Home Depot for the next 12-18 months. However, we may have additional opportunities to grow our relationship with The Home Depot or other strategic partners which may require us to seek additional capital.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At September 30, 2004, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.2% and an average remaining term of approximately 106 months. Net unamortized discount was approximately $241,000 at September 30, 2004.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At September 30, 2004, we had approximately $387,000 of loans on non-accrual status.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at September 30, 2004 was approximately $530,000. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

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

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At September 30, 2004, the excess spread was 8.3%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at September 30, 2004.

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

ITEM 6. Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 12, 2004 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

IOE - 1

Exhibit Number	Description of Exhibit
10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18†††	Agreement in Respect of Termination of Loan Purchase and Servicing Agreement dated April 30, 2003, by and between Bank One, N.A. and First Consumer Credit, Inc.

10.19†††	Promissory Note dated May 23, 2003, in the principal amount of $4,000,000 payable by First Consumer Credit, Inc., as Maker, to First Savings Bank, a Federal Savings Bank, as Payee

10.20†††	Deed of Trust, Assignment of Rents and Security Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Grantor, Richard J. Driscoll, as Trustee, and First Savings Bank, as Beneficiary, which secures the payment of the First Savings Bank Note with certain real estate and improvements located in Transylvania County, North Carolina

10.21†††	Security and Pledge Agreement dated May 23, 2003, by and between Chrystine B. Roberts and Mark A. Roberts Joint Tenants, as Pledgor, and First Savings Bank, as Secured Party, which secures the payment of the First Savings Bank Note with a securities account at Charles Schwab & Co., Inc.

10.22†††	Security and Pledge Agreement dated May 23, 2003, by and between Angela Buchholz Children’s Trust, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.23†††	Security and Pledge Agreement dated May 23, 2003, by and between Don A. Buchholz, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.24†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between U.S. Home Systems, Inc., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.25†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

IOE - 2

Exhibit Number	Description of Exhibit
10.26†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Bosque-Chickadee Management Company LLC, as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.27¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.28¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.29¥	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.30¥	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.31¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.32¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.33¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.34¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.35¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.36¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.37¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.38¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.39¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.40¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.41¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.42¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.43¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.44¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.45¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

10.46¥¥	Agreement by and between U.S. Home Systems, Inc., First Consumer Credit, Inc. and Chickadee Partners, L.P. effective as of May 23, 2003

IOE - 3

Exhibit Number	Description of Exhibit
+10.47¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.48***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.49****	Employment Agreement effective November 30, 2002 between USA Deck, Inc., U.S. Home Systems, Inc. and Daniel L. Betts

+10.50¥¥¥¥	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.51¥¥¥¥	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.52[z]	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.53 [z]	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.54 [z]	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.55 [z]	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.56 [z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.57 [z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.58 z z	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.59°	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.60°	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.61°	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

°	Filed herewith.
+	Management contract or compensatory plan or arrangement.
*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.

IOE - 4

**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 10, 2003, and which is incorporated herein by reference.
¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
¥¥¥¥	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
[z]	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
z z	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

IOE - 5