Form 10-K
period 2004-12-31
US HOME SYSTEMS INC
filed 2005-03-29
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

$.001 Par Value Common Stock

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 18, 2005, 7,889,843 shares of the Issuer’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004, was $40,343,120.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an “accelerated filer” (as defined in Exchange Act Rule 12-b2). Yes ☐ No ☒

The following documents are incorporated by reference: Portions of the Registrant’s proxy statement pertaining to the Registrant’s 2005 annual meeting of stockholders are incorporated by reference into Part III of this report.

i

ii

PART I

BUSINESS

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. These products are marketed under nationally recognized brands such as The Home Depot Installed Decks, The Home Depot Kitchen and Bathroom Refacing, Century 21 Home Improvements, Century 21 Cabinet Refacing, and under our Facelifters brand. Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing, and in-store displays at selected The Home Depot stores. Our home improvement operations include two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our product lines include kitchen and bathroom cabinetry and cabinet refacing products, countertops, replacement windows and patio doors. In our exterior products segment, our product line includes wood decks and related accessories.

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 21 kitchen and bath sales and installation centers (three of which also provide replacement window products) in 12 states serving 15 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida. We manufacture the components for our wood decks utilizing non-arsenic pressure treated lumber at our Woodbridge, Virginia, Glen Mills, Pennsylvania, Westboro, Massachusetts and Bridgeport, Connecticut facilities, which also serve as deck sales and installation centers.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. As of December 31, 2004, we owned and serviced a RIO portfolio having a principal balance of approximately $41.0 million with a weighted average remaining term of approximately 106 months. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other remodeling contractors.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot in designated markets. During 2005 we intend to concentrate our efforts and to allocate our personnel and capital resources to continue the expansion of the roll out of wood decks, and kitchen and bath refacing products in designated The Home Depot stores.

Our principal offices are located at 750 State Highway 121 Bypass, Suite 170, Lewisville, Texas 75067, and our telephone number is (214) 488-6300. Our common stock is traded on the Nasdaq National Market System under the symbol “USHS”. Except as otherwise indicated by the context, references in this annual report to “we”, “us”, “our”, or the “Company” are to the combined business of U.S. Home Systems, Inc. and its subsidiaries.

Our Business Strategies

Our objective is to grow our home improvement and consumer finance businesses. We intend to pursue this objective through the following business strategies:

Expand Our Product Distribution and Grow Our Business Through Our Relationship with The Home Depot

In selected markets, we market and sell our wood decks and our kitchen and bathroom refacing solutions to The Home Depot customers. We currently offer our wood deck products and services in over 240 Mid-Atlantic and Northeastern The Home Depot stores. In October 2004, The Home Depot awarded us ten additional markets, primarily in the Midwest United States, in which we will sell, furnish and install our wood deck systems to The Home Depot customers. In support of our plan to expand our relationship with The Home Depot in these ten new markets, we entered into a Supply and Rebate Agreement (Supply Agreement) with Universal Forest Products, Inc. (Universal) whereby we granted a limited license to Universal to manufacture pre-engineered component deck parts and related accessory products for us. As a result of the Supply Agreement, it will not be necessary for us to open manufacturing plants to accomplish our roll out into these new markets. Additionally, in certain markets where we have existing interior products operations, or where expansion markets are common to both our interior and exterior products, which include Milwaukee, St. Louis and Minneapolis, we plan to leverage a single infrastructure for our products. Consequently, we believe that the Supply Agreement will substantially reduce our capital outlay and start up expenses in these new markets. We anticipate that our deck products and services will be offered to The Home Depot customers in approximately 485 The Home Depot stores by year end 2005.

We are also the exclusive provider of kitchen and bathroom refacing products and related installation services in approximately 323 The Home Depot stores in designated markets in California, Colorado, Michigan, Minnesota, Oregon and Washington. In September 2004, we expanded our kitchen refacing service agreement with The Home Depot to add the Phoenix, St. Louis, Las Vegas and Milwaukee markets (which comprise approximately 75 The Home Depot stores). We will begin offering our kitchen refacing products to The Home Depot customers in these markets in the first quarter of 2005. By the end of 2005, we anticipate that our kitchen refacing products and services will be available to customers in approximately 395 The Home Depot stores.

Our relationship with The Home Depot provides us with a significant distribution channel for our products. By combining the brand name recognition and distribution presence of The Home Depot with our manufacturing and installation programs, we believe we have the opportunity to profitably grow sales of our wood decks, kitchen and bathroom refacing products. We will continue to seek opportunities to expand our relationship with The Home Depot into new geographic markets and to add new products in our The Home Depot distribution channel.

Build Market Share through Strategic Acquisitions and Organic Growth

As we enter new markets under The Home Depot name, we may consider strategic acquisitions that will provide us sales, marketing, installation or manufacturing synergies, as well as additional products which we may be able to offer The Home Depot customers. We believe that an opportunity exists to acquire related and complementary businesses in the fragmented residential remodeling industry. The residential remodeling industry is characterized by a proliferation of small local competitors, a need for growth capital, and a potential for significant economies of scale.

Although our current business strategy is to dedicate our capital and human resources to grow our business through our relationship with The Home Depot, we may seek other opportunities to enter new markets where we do not service The Home Depot through strategic acquisitions and organic growth. Since 2001, we have made several acquisitions, the most significant of which were First Consumer Credit, Inc. or FCC, and USA Deck. We believe our expansion through acquisitions has been managed and controlled, and each acquisition has been effectively integrated into our operations.

Grow Our Consumer Finance Segment

We recently changed our consumer finance business model to implement a strategy of holding RIOs that we purchase from residential remodeling contractors rather than packaging them for sale to credit institutions. We believe this new strategy provides us with the opportunity to earn finance charges for the life of the RIO, as opposed to the lesser, one-time premium that we previously earned upon the sale of our RIO portfolios. We executed on this strategy by entering into a $75 million secured credit facility that has enabled us to accumulate approximately $41.0 million of RIOs at December 31, 2004. This credit facility will increase our ability to finance RIOs and originate relationships with new contractors. Our new strategy provides us with the flexibility to offer sales-enhancing credit programs to our home improvement customers as well as the customers of our existing residential remodeling contractors.

Home Improvement Business

Products and Services

In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our specialty product lines include kitchen refacing, bathroom refacing, replacement windows and wood decks.

Kitchen Refacing: Kitchen remodeling includes replacement kitchen cabinetry and kitchen cabinet refacing. Cabinet refacing is a remodeling technique in which existing cabinetry framework is retained but all exposed surfaces are changed. Under our cabinet refacing system, cabinet doors, drawers, drawer fronts, and drawer boxes are replaced, all hardware is replaced, and all exposed cabinet surfaces are covered with matching veneer or laminate. We also provide laminate and Corian countertops, matching valances, molding, replacement sinks, faucets, add-on or replacement cabinets, space organizers, lazy susans and slide-out shelving. Our cabinet refacing products, excluding wood doors and wood drawer fronts, Corian countertops, sinks, hardware and faucets, are manufactured in our Charles City, Virginia facility. Cabinet refacing provides consumers with a lower-cost alternative to total cabinet replacement.

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

Wood Decks: We are an exclusive provider of wood decks and related accessories to The Home Depot customers in selected markets. We have developed a solution for the fabrication and installation of wood decks and deck enclosures. We believe that we are the only U.S. company that has developed and applied the concepts of modular designed, pre-engineered, factory built, quality decks that are typically installed in one to two days. We operate a sales, manufacturing and lumber treatment facility in Woodbridge, Virginia and two additional wood deck sales centers collectively serving the Washington, D.C., Baltimore, Maryland; Philadelphia, Pennsylvania: and Richmond and Norfolk, Virginia markets. We also operate three regional sales, manufacturing and installation centers in Glen Mills, Pennsylvania, Westboro, Massachusetts and Bridgeport, Connecticut and a deck sales and installation center in Chicago, Illinois to support our wood deck sales to The Home Depot customers in these markets. Our The Home Depot customers are able to choose from one of our 12 Designer Deck models or customize their own deck of choice.

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

The following chart summarizes the percentage of our consolidated revenues that each of our product lines accounted for during the last three fiscal years.

	Percent of Revenues Year ended December 31,
Product Lines	2004	2003	2002
Kitchen Refacing	56%	52%	72%
Bathroom Refacing	12%	14%	13%
Replacement Windows	1%	2%	3%
Wood Decks	24%	26%	2%

Marketing and Sales

Our home improvement products are marketed under nationally recognized brands such as The Home Depot Installed Decks, The Home Depot Kitchen and Bathroom Refacing, Century 21 Home Improvements, Century 21 Cabinet Refacing, and under our Facelifters brand.

The following chart summarizes the brands under which our products are marketed.

Product Lines	Brands(1)
Kitchen Refacing	The Home Depot Kitchen Refacing Century 21 Home Improvements Century 21 Cabinet Refacing Facelifters

Bathroom Refacing	The Home Depot Bathroom Refacing Century 21 Home Improvements Century 21 Cabinet Refacing Facelifters

Replacement Windows	Century 21 Home Improvements

Wood Decks	The Home Depot Installed Decks

(1)	Brands vary by geographical market.

We market our home improvement products through a variety of sources including television, direct mail, in-store displays, marriage mail, magazines, newspaper inserts, home shows and selected neighborhood canvassing. We maintain a marketing center in Boca Raton, Florida where we receive in-bound calls in response to our media advertising for kitchen and bathroom products, and we make outbound calls to selected prospects who have requested to be contacted. Our marketing center personnel follow prepared scripts and schedule in-home sales presentations.

Although not contractually required to promote or advertise our products, The Home Depot is currently marketing our products by including them in its “You Can Do It. We Can Help” program. We provide in-store displays in each The Home Depot store including full color brochures. In addition to this in-store marketing campaign, we also conduct neighborhood canvassing programs and advertising in other forms of media.

Our sales representatives conduct their in-home sales presentation in accordance with our structured marketing programs. We utilize computer software to monitor responses and sales results of our sales staff, including tabulating results of in-home presentations on a daily basis. Such information provides data upon which we evaluate each sales representative’s performance. We continually strive to improve the rate at which our sales professionals convert appointments into sales orders.

Manufacturing and Installation

We manufacture cabinet refacing, custom countertops, bathroom cabinetry, and wood deck products and perform the installation of these products for our customers.

Kitchen, Baths and Windows: We manufacture our cabinet fronts, including cabinet doors, drawers, drawer fronts and laminate countertops, and cabinets faced with high-pressure laminate or thermo foil at our facility in Charles City, Virginia. Certain components, including wood cabinet doors, wood drawer fronts, Corian countertops, sinks, hardware and faucets, acrylic tub liners and wall surrounds, and vinyl replacement windows, are purchased from third-party suppliers.

With the exception of our operations in California, and occasional warranty and other service work, independent contractors who meet our qualifications perform most of our kitchen, bath and window installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation. We issue to our contractors a work order, which specifies all work to be performed pursuant to the sales agreement, for each of our remodeling projects. The contractor can then pick up all necessary materials for the project at our local branch office. In our California operations, we utilize employee installation crews.

Kitchen, bath and window installations are generally completed within 55 to 60 days after a sales agreement is signed, and within three to five workdays from commencement of the installation. Upon completion, the installation crew obtains a certificate of completion signed by the customer and returns all documentation and excess materials to us. We pay the installer upon receipt of the completion certificate for each job. Fees paid by us to subcontractors for an installation are based upon an amount negotiated between the contractor and us. We have specific pay rates for our employee installation crews.

Wood decks: To serve our deck customers in selected The Home Depot markets, we manufacture the components of our deck products at our manufacturing facilities located in Woodbridge, Virginia, Glen Mills, Pennsylvania, Westboro, Massachusetts and Bridgeport, Connecticut.

In September 2004, we granted to Universal Forest Products, or Universal, a limited license to manufacture pre-engineered component deck parts and related accessory products to support our expansion into The Home Depot markets in the Midwest United States. We anticipate that our agreement with Universal will substantially reduce the capital outlay required to expand our deck operations in the new The Home Depot markets. We also intend to purchase pre-engineered deck component parts from Universal to support, on an as needed basis, sales of decks to The Home Depot customers in our other The Home Depot markets.

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

Our decks are installed by our employee installation crews, typically comprised of three members. All of our crew members are trained thoroughly prior to performing installations, including completing a seven-part training course covering all aspects of Designer Deck installation. Our unique system of deck manufacturing and installation reduces the need for highly skilled, custom deck carpenters. Rather, we emphasize training professional deck assemblers, a strategy that enables us to expand into new geographic markets without the higher cost, and often scarcity, of skilled labor. Deck installations are typically completed within 60 days from the receipt of the order, and usually completed in two days upon commencement of the installation.

Competition

We face significant competition in our respective markets. Reputation, price, workmanship and level of service are among the differentiating factors within the industry. We compete with numerous home improvement contractors and home center retailers in each of the markets in which we operate, including Sears, Sam’s Warehouse Club and Lowe’s and, in some markets, The Home Depot. As we implement our business strategy, we anticipate that we will face greater competition from home center retailers who have significantly more capital resources than we have. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services. In addition to home improvement contractors and home centers, competition for our deck products comes from other specialty or franchise wood deck contractors, both pressure treated and other types, as well as non-wood alternatives, such as composites and plastics.

Raw Materials

We are not dependent upon a single source for our principal raw materials, and such raw materials have, historically, been readily available. Raw materials used in the manufacturing and installation process, including solid surface countertops, are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials are, and will continue to be, available from numerous suppliers at competitive prices. We purchase lumber utilized in our lumber treatment and deck manufacturing facility in Woodbridge, Virginia, and pre-treated lumber for our Glen Mills, Pennsylvania, Westboro, Massachusetts and Bridgeport, Connecticut facilities from local suppliers at current market prices which are subject to price fluctuations. We believe that we will be able to purchase an adequate supply of non-arsenic treated lumber from local suppliers at competitive prices in the new markets we enter pursuant to the roll-out of our deck program with The Home Depot.

Warranties

For our kitchen and bathroom products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and, under certain of our agreements, a limited warranty covering defective materials. For our window products, in addition to the manufacturers warranty for defective materials, we provide a warranty for labor. We require each of our independent contractors to correct defective workmanship for a 12-month period.

For our deck products, we provide a one-year warranty covering defective workmanship, a three-year warranty on structure and a limited lifetime warranty against rot, decay and termites.

Customer Payment

Our customers, including The Home Depot, pay for their home improvement products and services upon completion of the project. Except for The Home Depot, payments are made in cash, by personal check, or credit cards, or by financing facilitated by FCC. The Home Depot pays us by check. FCC does not facilitate financing for The Home Depot customers.

Seasonality

Our business is subject to seasonal trends. The generation of sales orders for our kitchen, bath and replacement window products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. The generation of sales orders for our wood deck products typically declines in the last quarter of the year through the first two months of the following year, which negatively impacts our fourth and first quarter revenues and net income, respectively.

Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

Our Material Agreements

The Home Depot Relationship. In August 2003, we entered into a one-year pilot program with The Home Depot to be the exclusive provider of kitchen cabinet refacing products and related installation services in approximately 240 The Home Depot stores in designated markets in California, Colorado, Oregon and Washington. In May 2004, we amended our kitchen products agreement with The Home Depot to extend the term to May 2006 and to add approximately 83 stores to this program in designated markets in Michigan and Minnesota. In September 2004, we expanded our kitchen cabinet refacing service agreement with The Home Depot to add the Phoenix, St. Louis, Las Vegas and Milwaukee markets (which comprise approximately 75 The Home Depot stores). We will begin offering our kitchen refacing products to The Home Depot customers in these markets in the first quarter of 2005. By the end of 2005, we anticipate that our kitchen refacing products and services will be available to customers in approximately 395 The Home Depot stores. During the term of the program, we are not allowed to enter into any similar agreements with specified competitors of The Home Depot. The agreement may be terminated by either party with thirty days’ written notice upon a breach by either party of any obligation under the pilot program agreement it such breach is not remedied within 30 days. Unless the agreement is terminated or extended, it will automatically renew on a month-to-month basis.

In February 2004, we entered into a one-year pilot program with The Home Depot whereby we will provide custom designed, installed bathtub liners and wall surrounds and related services to approximately 130 The Home Depot stores in the Los Angeles and San Diego, California and Denver Colorado markets. In May 2004 we amended this agreement with the Home Depot to extend the term to May 2006 and to add approximately 193 stores to this program in designated markets in California, Colorado, Michigan, Minnesota, Oregon and Washington. The terms of our bathroom refacing agreement are similar to our kitchen refacing agreement with The Home Depot, except that the marketing fee which The Home Depot receives in this program is slightly higher than as provided in our kitchen refacing program with The Home Depot. Our bathroom refacing pilot program provides that we will be the exclusive provider to The Home Depot customers in the designated stores of our bathroom products and services.

In August 2003, as a result of the completion of a pilot program with The Home Depot in selected Mid-Atlantic markets, we amended our wood deck sales and installation agreement with The Home Depot to extend the term of the agreement to October 2005 and to add new markets. Pursuant to the agreement, we sell, furnish and install wood deck systems to The Home Depot customers in over 240 The Home Depot stores in the metropolitan areas of Washington, D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Boston, Massachusetts, Hartford, Connecticut and the states of New Jersey and Pennsylvania. On October 5, 2004, we further amended our deck agreement with The Home Depot to add ten additional markets, primarily in the Midwest United States, in which we will sell, furnish and install wood deck systems to The Home Depot customers. We began offering our deck products to The Home Depot customers in the Chicago-Milwaukee-Madison market in January 2005 and expect the rollout in the other nine markets to be completed by year end 2005. We anticipate that our deck products and services will be available to The Home Depot customers in approximately 485 The Home Depot stores by year end 2005. Additionally, the amended agreement provides that our subsidiary, USA Deck, will be the exclusive provider of wood deck products and installation services for The Home Depot in the markets served by USA Deck. We have agreed to refrain from offering our wood deck products in any The Home Depot markets, including markets which our products are not currently being sold, to other retailers, or other parties, or under the name or trademarks of any other party, without The Home Depot’s consent. Our deck agreement automatically renews for additional one year terms. Either party may terminate the agreement at any time by giving the other party not less than sixty days written notice of intent to terminate as of January 1 of the calendar year following the date of the notice.

Although not required by the terms of our agreements, The Home Depot assists us with the marketing of our products and services by including them in its marketing programs and by providing us with sales leads generated by our in-store displays and The Home Depot marketing programs. We also provide in-store displays of our products and services, and training to The Home Depot sales personnel for marketing of our products and services, and we follow up sales leads with in-home visits to potential customers. Sales contracts generated with The Home Depot customer leads are between the customer and The Home Depot. However, we provide the products, labor and installation services necessary to complete customer orders generated by The Home Depot sales leads and we are required to make necessary repairs to address any customer complaints or warranty claims. Each of our The Home Depot agreements provides that The Home Depot will receive a marketing fee, similar to a sales commission, based upon a specified percentage of the gross revenues collected from customers as payment for our products and services. We record this fee as a marketing expense in our financial statements.

The Universal Forest Products License Agreement. In 2003, we entered into a Proprietary Information Licensing Agreement, or the Licensing Agreement, with Universal Forest Products, Inc., or Universal. The seven year Licensing Agreement provided Universal the exclusive use of certain of our intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under our patents. The Licensing Agreement was limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The Licensing Agreement required Universal to pay us royalties based upon Universal’s sales from these products. During the second through seventh year of the Licensing Agreement, Universal agreed to pay us a guaranteed minimum royalty if certain annual sales of deck products were not obtained by Universal. In addition, Universal paid us an up-front licensing assistance fee of $150,000.

On September 27, 2004, Universal and we mutually agreed to terminate the Licensing Agreement. Pursuant to the termination provisions, Universal paid us a termination fee of $25,000. Effective with termination of the Licensing Agreement, we recognized as other revenues the remaining unamortized balance of the initial licensing fee.

The Universal Forest Products Supply Agreement. In September 2004, we entered into a Supply and Rebate Agreement, or the Supply Agreement, with Universal whereby we granted a limited license to Universal to manufacture pre-engineered component deck parts and related accessory products for us. Either party may terminate the Supply Agreement by giving the other party 30 days’ written notice of its election to terminate.

Universal agreed to rebate to us annually an amount equal to 1% of our purchases of deck products and to pay us an advance of $75,000 against future rebates which will be credited against the advance until actual rebates equal the advance. If the Supply Agreement is terminated by us prior to our having earned the rebate advance, the unearned portion shall be repaid to Universal.

We believe that the Supply Agreement will eliminate the need to build and equip a manufacturing facility required by us to expand our deck operations in The Home Depot markets which we will enter in 2005. We also intend to purchase pre-engineered deck component parts from Universal to support, on an as needed basis, sales of decks to The Home Depot customers in certain markets currently being served by us.

Century 21 Agreement. In March 1997, we entered into a license agreement with TM Acquisition Corp., granting us the exclusive right to use certain “CENTURY 21” trademarks in connection with our marketing, selling, furnishing and installation of kitchen cabinet and bathroom refacing products and services, and replacement window products and services in certain designated markets, The agreement expires in March 2007 unless earlier terminated pursuant to the terms of the agreement, which includes our failure to meet minimum revenue requirements as described in the agreement. As compensation for the use of the trademarks, we are obligated to pay TM Acquisition Corp. a royalty based upon our sales of our products and services in the specified markets. We do not expect that this agreement will be renewed when it expires in 2007.

The Renewal by Andersen Corporation Relationship. On September 26, 2001, we entered into a retailer agreement, or the Retailer Agreement, with Renewal by Andersen Corporation, or RbA, to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” The agreement was scheduled to expire on December 31, 2006, subject to earlier termination in accordance with its terms. On November 11, 2004, we and RbA mutually agreed to terminate the Retailer Agreement to be effective as of December 31, 2004. In light of our current business strategy to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot, we believe that the sale and installation of RbA window and patio doors in a single designated market is not compatible with our current business and growth strategy.

We have agreed that for a period of two years from the completion date of an RbA product installation for a customer, we will perform (or have others perform) any services necessary to fulfill our installation warranty for our RbA customers. Except for our two-year service obligation for which we have accrued $25,000, neither we nor RbA shall have any liability to the other party for any compensation, loss recoupment or damage, asserted on any basis, as a result of the termination of the RbA Agreement.

As a result of the termination of the RbA agreement, our consolidated financial statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation. For the years ended December 31, 2004, 2003 and 2002, sales of RbA products were $4,859,000, $4,611,000 and $2,142,000, respectively.

Our Consumer Finance Business

General

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

In the first quarter of 2003, we changed our consumer finance business model to implement a strategy of holding RIOs we purchase from pre-approved residential remodeling contractors rather than packaging them for sale to credit institutions. We expect this strategy will provide us with greater earnings potential in the long-term, because we will earn finance charges for the life of the RIO, as opposed to the lesser, one-time premium that we previously earned upon the sale of the RIOs. To facilitate this change, in February 2003, we entered into a $75 million secured credit facility. The credit facility provides us with a capital source to further expand our consumer finance business by increasing the amount of RIOs financed for existing residential remodeling contractors and by originating relationships with new contractors. The credit facility also provides us the flexibility to offer sales-enhancing credit programs to our home improvement customers as well as the customers of our residential remodeling contractors. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. The credit facility is secured by the RIOs. We only purchase RIOs for owner-occupied single family and multi-family units. We do not purchase loans associated with commercial properties.

Our credit facility restricts us from purchasing RIOs from home improvement contractors unless the contractors meet certain eligibility standards as specified in our credit facility. The RIOs we purchase must also meet certain minimum credit and other underwriting criteria as provided in our credit facility. Additionally, we must provide our lender with a monthly statement reporting the amount of secured and unsecured RIOs, charge offs, delinquencies and other portfolio characteristics. We believe that our compliance with the underwriting, collection and reporting requirements under our credit facility coupled with our internal credit and collection policies provides us with adequate controls to effectively manage credit risks relating to our RIO portfolio.

Prior to obtaining the credit facility, we typically held RIOs for less than three months before selling our portfolio of RIOs to financial institutions under negotiated purchase commitments, We earned a one-time premium upon each sale and, in most cases, retained the collection and servicing of the RIOs for the purchaser. Although our strategy is to now hold RIOs for the remaining term of the obligation, we may sell a portion of our RIOs from time to time as we deem necessary to obtain additional working capital or to pay down our credit facility.

Underwriting and Credit Policies

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

Service and Collection

We historically negotiated commitments with banks, insurance companies and other financial institutions for the sale of our RIO portfolios. We currently buy and hold RIOs, collecting finance charges and servicing them for the life of the RIO.

Portfolio Characteristics

At December 31, 2004, we owned and serviced a RIO portfolio having a principal balance of approximately $41.0 million. Approximately $30.1 million, or 73% of our RIO portfolio, was secured by the underlying residential property and the remaining 27% of the portfolio is unsecured. Of the $41.0 million portfolio, approximately $7.3 million was originated by our own home improvement operations. As of December 31, 2004, the weighted average credit score for our portfolio was 660 and our average RIO balance was approximately $6,296 with a weighted average maturity of 106 months. Our credit facility prohibits us from purchasing a secured RIO with a principal balance of more than $50,000 or a term longer than 240 months or an unsecured RIO with a balance of more than $20,000 or term longer than 180 months. In addition, we are prohibited under our credit facility from purchasing an unsecured RIO with a credit score less than 640 or a secured RIO with a credit score of less than 580.

Marketing and Sales

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

Competition

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

Specialty/Niche Companies: This category of companies, which includes us, offers a variety of credit products that focus upon a specific segment of the home improvement financing market either by varying rates, product structure, customers, or security. A majority of these companies act as brokers in these transactions by buying the RIOs from the contractors and then reselling them to other financial institutions. This was the model that we employed prior to implementing our current strategy of buying and holding the RIOs.

Environmental and Government Regulations

Generally, our activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer credit financing, advertising, the licensing of home improvement contractors, building permits, zoning regulations, environmental protection, safety and health. For example, purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off’ period of three or more business days in which to rescind their transaction. We are also subject to various state and federal laws related to telemarketing, including the National Do Not Call Registry which is part of the Federal Trade Commission Telemarketing Sales Rule and the Federal Communication’s Telephone Consumer Protection Act. We have procedures designed to comply with such laws and regulations. We do not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to our home improvement business operations.

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

Employees

At December 31, 2004, we had approximately 648 employees, including 39 employees engaged in marketing activities, 189 sales representatives, 192 manufacturing and installation employees, and 178 management and administrative personnel.

Risks Factors

Termination of our initiatives with The Home Depot would reduce our revenues, net income and available liquidity

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot in designated markets. During 2005 we intend to concentrate our efforts and to allocate our personnel and capital resources to continue the expansion of the roll out of wood decks, and kitchen and bath refacing products in designated The Home Depot stores.

During the year ended December 31, 2004 approximately 42% of our home improvement revenues were attributable to sales under our agreements with The Home Depot of which 20% of our revenues were attributable to sales and installations of wood decks, 21% were derived from kitchen cabinet refacing product sales and 1% were related to the sale of bath refacing products and services.

Our wood deck agreement with The Home Depot may be terminated by either party on January 1st of each year upon 60 days prior notice, and may be terminated by The Home Depot on 60 days’ notice if we fail to comply with certain service standards under the agreement. If this agreement is terminated prior to the end of its term or is not renewed at the end of its term, whether as a result of our failure to fulfill our obligations under the agreement or The Home Depot’s decision to change its business strategy, our net income and liquidity may be reduced because our revenues from this program would not be realized at anticipated levels and those revenues may not be sufficient to meet expenses incurred in connection with the roll-out. Additionally, we would be required to focus our wood deck sales efforts on new distribution channels, and it is likely that the capital investment in our wood deck manufacturing, sales and installation facilities in support of expansion of our The Home Depot relationship would be impaired, which may require a write-down of assets.

Pursuant to our kitchen and bath refacing agreements with The Home Depot, we will continue to expand the offering of our products in new The Home Depot markets in 2005. In order to meet the requirements of these expansion programs, we will need to establish additional sales and installation centers to support our roll-out in these new markets. If these agreements are cancelled or not renewed at the end of their term, we would be required to seek alternative channels of distribution for our kitchen cabinet and bathroom refacing products and installation services in the markets covered by these agreements. Additionally, our net income and liquidity may be reduced because our anticipated revenues from these programs would likely not be realized at anticipated levels and may not be sufficient to cover expenses incurred in connection with these programs. If these agreements are cancelled or not renewed at the end of their term our investment in additional sales centers may be impaired, which may require a write-down of assets.

Lower than anticipated revenues or higher than anticipated costs associated with our agreements with The Home Depot could reduce our net income and available liquidity and limit our ability to further expand our relationship with The Home Depot

Lower than anticipated revenues or higher than anticipated expenses associated with our roll-out into new markets under our agreements with The Home Depot could reduce our net income and liquidity. Lower than anticipated revenues from our agreements with The Home Depot could result from an inadequate supply of prospective customer leads or reduced demand for our products. The Home Depot is not contractually required to promote or advertise our products. If we are unable to secure a sufficient quantity of prospective customers, or if sales are less than anticipated due to reduced demand for our products and services, our revenues, net income and liquidity could be adversely effected. Additionally, unanticipated delays in implementing the roll-out into new markets due to factors that may include difficulties in attracting and training an adequate work force could result in less than anticipated sales levels.

Higher than anticipated expenses from the roll-out into new The Home Depot markets could result from various factors, including increased or higher than anticipated labor costs, real estate costs for new sales and manufacturing facilities, or higher than anticipated expenses for machinery, equipment, furniture and fixtures, product displays or inventory. If we are unable to maintain adequate liquidity, we may not be able to completely meet our obligations of our roll-out programs or take advantage of future opportunities The Home Depot may present to us.

Our failure to obtain a significant number of customer leads under our relationship with The Home Depot would negatively impact our revenues and earnings

Our home improvement operations are characterized by the need to continuously generate prospective customer leads. Historically, we have generated all our customer leads through our internal marketing efforts. Although not required by the terms of our agreements, The Home Depot assists us with the marketing of our products and services by including them in its marketing programs and by providing us with customer leads generated by our in-store displays and The Home Depot marketing programs. We provide the in-store displays of our products and services, and training to The Home Depot sales personnel for marketing of our products and services, and we follow up customer leads with in-home visits to potential customers. As part of our strategy to grow our business with The Home Depot, our revenues and income are largely dependent on our, and The Home Depot’s, marketing programs to generate prospective customer leads. While management is optimistic about the success of our current programs, and new programs we will develop, there can be no assurances that our, or The Home Depot’s, marketing programs will produce a sufficient quantity and quality of prospective customer leads. The failure to obtain a sufficient number of customer leads would have a material adverse impact on our revenues and earnings.

Difficulties in meeting our installation staffing needs could impair our ability to complete projects on time, which could in turn hurt customer relationships and reduce revenues

To fulfill our growth expectations, we must engage and retain a sufficient number of qualified installers. Historically, during periods of strong economic growth and low unemployment, we experience greater difficulty in meeting our installation needs. Our inability to engage and retain qualified installers may impede our ability to timely complete our home improvement projects which could reduce our revenues and impair our relationships with our customers and strategic partners.

If our agreement with Century 21 is terminated, we would lose a distribution channel for our products which could result in decreased revenues and net income

We market a portion of our kitchen and bath products to consumers under a license agreement with a subsidiary of Century 21 Real Estate Corporation. During the year ended December 31, 2004, approximately 33% of our home improvement revenues were derived from sales of home improvement products and services under the Century 21 brand names.

The license agreement with Century 21, which terminates in 2007, gives us the right to market, sell and install certain products in specific territories under the “Century 21 Home Improvements” and “Century 21 Cabinet Refacing” brand names. Century 21 may terminate the agreement with us if we do not meet certain sales goals. If our license agreement with Century 21 is terminated or not renewed, we would lose a distribution channel and be required to market kitchen and bath cabinet refacing and related products under our own brand names or enter into agreements with other strategic partners. Additionally, if this agreement is terminated or not renewed, we may not be able to reduce expenses rapidly enough to offset any decrease in revenues that we experience. Our inability to replace this strategic partner or our failure to successfully market our products under our brand names in the designated markets could result in a decrease in our revenues and net income.

Our failure to obtain necessary capital to fund our consumer finance business could result in a decrease in our revenues

In 2003, we changed the business model of our consumer finance segment to a strategy of holding R1Os rather than bundling them for sale to credit institutions. To provide the capital for the execution of this strategy, in February 2003, we obtained a five-year $75 million secured credit facility. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. If this credit facility is terminated or not renewed, we may not be able to obtain other sources of capital. Additionally, our buy and hold strategy depends in part on our ability to fund the 10% of eligible RIOs as required under our credit facility. We may not have sufficient reserves or access to capital to meet this funding obligation. If we are unable to obtain sufficient capital to fund our buy and hold strategy, or if we do not have the capital to meet our 10% funding requirement, we will have to change our consumer finance business model which may result in decreased revenues.

If we do not effectively manage interest rate risk in our consumer finance business, the net income we realize from that business would be likely to decrease

We borrow money from institutions in order to purchase RIOs from residential remodeling contractors as well as those originated by our own home improvement operations. The difference between the rates we pay to borrow money and the rates we earn on our RIOs affects our earnings and the value of our assets and liabilities. Accordingly, our consumer finance business is sensitive to interest rate movements that affect this spread. If the interest rates we pay on our borrowings increase to a greater extent than the rates our customers pay to us, or if the interest rates that we charge customers are reduced to a greater extent than the interest rates we pay on our borrowings, our net income from our consumer finance business would likely decrease.

Our failure to effectively manage underwriting and collection controls in our consumer finance business or properly reserve for loan losses could reduce our net income

We purchase RIOs from residential remodeling contractors throughout the United States, including RIOs originated by our home improvement operations. We utilize underwriting criteria primarily based upon a prospective customer’s credit score as reflected on reports issued by several credit reporting agencies. We establish loan loss reserves to take into account potential credit losses based in part on our knowledge of our customers and our historical experience. If our loan losses were to increase, a higher level of reserves may be required. Additionally, increased reserves will be required as our portfolio of RIOs increases. Our failure to actively and effectively manage our underwriting and collection controls in our consumer finance business could result in higher than expected defaults under our portfolio of RIOs, which could reduce our liquidity. Higher default rates would also require us to increase our loan loss reserves, which would reduce our net income.

We may be unable to efficiently integrate acquisitions into our business, which could result in less than anticipated revenues or net income from such acquisitions

Our business strategy includes pursuing strategic acquisitions that will complement or expand our business. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the acquired entity. The process of integrating acquired entities into our business will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. Any such acquisitions may not enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating acquisitions may result in less than anticipated revenues and net income from such acquisitions.

If additional capital is not available to us, we may not be able to take advantage of additional growth opportunities

We may have additional opportunities to grow our relationships with strategic partners, including The Home Depot, which may require us to seek additional capital to fund these new business opportunities. We may be unable to obtain additional capital or, if available, we may not be able to obtain such capital on favorable terms. If capital is not available to us, we may not be able to expand our relationship with our strategic partners or be able to take advantage of additional growth opportunities, including acquisitions.

If we raise additional capital it could diminish the rights of existing stockholders and may reduce our net income

If we need additional capital, we may have to issue additional equity or debt securities. If we issue equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Failure to retain experienced senior management could impair our business

The success of our current business strategy depends to a significant extent on the continued services and experience of our executive officers and senior management team. Although we have entered into employment agreements with all of our executive officers and senior management, those agreements do not ensure their continued employment with us. If for any reason our executive officers or senior management do not continue to be active in management, our business could be disrupted, and we may experience a reduction in revenue or net income.

We may experience greater competition from large home center retailers which could result in decreased demand for our products and services, pricing pressure and reduced gross margins

We compete with large home center retailers in each of the markets in which we operate, including Sears, Sam’s Warehouse Club and Lowe’s and, in some markets, The Home Depot. Many of these retailers currently offer competing products and services and may look to expand their ability to provide remodeling services directly to their customers. As we implement our business strategy, we anticipate that we will face greater competition from these home center retailers who have significantly more capital resources than we have. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services.

Our failure to comply with laws and regulations could significantly disrupt our business, increase our legal expenses and reduce our net income

Our business activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer credit financing, advertising, the licensing of home improvement contractors, permitting and zoning regulations. For example, purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off’ period of three or more business days in which to rescind their transaction. Our telemarketing activities are subject to various state and federal regulations, including the National Do Not Call Registry which is part of the Federal Trade Commission Telemarketing Sales Rule and the Federal Communication Commission’s Telephone Consumer Protection Act. We are also subject to various federal and state credit and lending regulations governing installment sales and credit transactions, including for example, the Consumer Credit Protection Act, Truth in Lending Act, Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, Home Owners Equity Protection Act and regulations issued by the Board of Governors of the Federal Reserve System. Violations of any of these or other laws and regulations could result in suspension or revocation of our license to do business in a state, monetary fines, public relations problems or increased regulatory scrutiny and cause us to incur significant legal and other expenses, which could reduce our net income.

Adoption of new laws and regulations affecting our consumer finance business could reduce our revenues and net income

Congress, the states and other governmental bodies in the jurisdictions in which we operate may enact new laws and regulations, or amend existing laws and regulations, relating to consumer credit financing protection, debtor relief, collection activities, and consumer privacy. Such laws and regulations could make it more difficult or expensive for us to purchase or collect our RIOs and could also limit the finance charges and fees that we may charge our customers or impose new disclosure requirements relating to pricing and other terms. As a result, new laws or regulations or changes in existing laws or regulations could reduce our revenues and net income,

Seasonal factors and material shortages or price increases can reduce our revenues and net income

Our business is subject to seasonal trends. The generation of sales orders for our home improvement products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. Extreme weather conditions in the markets we serve sometimes negatively impact our revenues and net income. Additionally, should a significant shortage or price increase of a particular material, such as lumber, occur, such conditions could hurt our ability to complete sales orders, result in higher prices and lower margins on our products and ultimately reduce our revenues and net income.

Our common stock price may be subject to wide fluctuations, which could result in substantial losses for our stockholders

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

Special Note Regarding Forward-Looking Statements

Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and relate to future events or our future financial performance. Actual events or results may differ materially. These statements include, but are not limited to, statements concerning:

•	the anticipated benefits and risks of our key strategic alliances, business relationships and acquisitions;

•	our ability to obtain new customers;

•	our ability to provide financing for our customers;

•	the anticipated benefits and risks associated with our business strategy, including those relating to our acquisition strategy and our current and future product and service offerings;

•	our future operating results and the future value of our common stock;

•	the anticipated size or trends of the markets in which we compete and the anticipated competition in those markets;

•	potential government regulations; and

•	our future capital requirements and our ability to satisfy our capital needs.

In evaluating these forward looking statements, you should specifically consider various factors, including the risks outlined in the “Risk Factors” section herein. These factors may cause our actual results to differ materially from any forward-looking statement.

PROPERTIES

We currently operate 21 kitchen and bath sales and installation centers (three of which also provide replacement window products) in 12 states serving 15 major metropolitan areas in the United States and maintain a marketing center in Boca Raton, Florida. We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We also operate six wood deck sales centers, four of which also serve as manufacturing facilities, that collectively serve the Philadelphia, Pennsylvania, Washington, D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, central New Jersey, Boston, Massachusetts, Bridgeport, Connecticut and Chicago, Illinois markets. In addition to our Woodbridge, Virginia deck manufacturing facility, we maintain regional wood deck sales, manufacturing and installation centers in Glen Mills, Pennsylvania, Westboro, Massachusetts and Bridgeport, Connecticut. We maintain our consumer finance business operations in Dallas, Texas and our corporate office in Lewisville, Texas.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS AND DIVIDEND POLICY

Our common stock traded on the Nasdaq SmallCap Market from May 10, 1989 until June 24, 2004 when our common stock began trading on the Nasdaq National Market. Our common stock was traded under the symbol “USPN” from May 10, 1989 until February 14, 2001. On February 15, 2001, we affected a one share for four shares reverse split of our common stock and changed our symbol to “USHS”. On March 18, 2005, the last reported sales price for our common stock was $6.06 per share.

The following table sets forth, for the quarters indicated, the range of closing high and low sales prices of our common stock as reported by the Nasdaq SmallCap Market until June 24, 2004 and thereafter by Nasdaq National Market.

	Common Stock
By Quarter Ended	High	Low
Fiscal 2002
March 31, 2002	$5.34	$4.50
June 30, 2002	$5.40	$3.95
September 30, 2002	$5.38	$3.52
December 31, 2002	$5.72	$4.86

Fiscal 2003
March 31, 2003	$6.24	$5.10
June 30, 2003	$8.74	$6.08
September 30, 2003	$12.00	$8.46
December 31, 2003	$11.90	$9.92

Fiscal 2004
March 31, 2004	$11.30	$9.90
June 30, 2004(1)	$11.85	$7.30
September 30, 2004	$7.30	$5.32
December 31, 2004	$7.19	$4.20

Fiscal 2005
January 1, 2005 through March 18, 2005	$6.49	$5.42

(1)	On June 24, 2004 our common stock began trading on the Nasdaq National Market.

As of March 18, 2005, there were 7,889,843 shares of our common stock outstanding held by approximately 169 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2004, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$88,766	$73,948	$48,134	$40,487	$37,654
Costs and expenses:
Cost of remodeling contracts	43,915	32,646	19,844	17,302	17,069
Branch operations	3,118	2,139	1,803	1,478	1,424
Sales, marketing and license fees	28,978	24,583	17,242	14,760	13,614
Interest expense on financing of loan portfolios	1,754	1,116	145	22	—
Provision for loan losses	780	559	—	14	—
General and administrative	11,448	10,262	6,547	4,118	2,929
Income (loss) from operations	(1,227)	2,643	2,553	2,793	2,618
Other income (expenses)(1)	(180)	(198)	(25)	44	(94)
Income tax expense (benefit)	(461)	953	955	1,110	440
Net income (loss) from continuing operations	(946)	1,492	1,573	1,727	2,084
Net income (loss) from discontinued operations, net of tax	346	36	(537)	—	—
Net income (loss)	(600)	1,528	1,036	1,727	2,084
Net income (loss) per common share—basic:
Continuing operations	$(0.13)	$0.23	$0.26	$0.33	$0.50
Discontinued operations	$0.05	$—	$(0.09)	$—	$—
Net income (loss)	$(0.08)	$0.23	$0.17	$0.33	$0.50
Net income (loss) per common share—diluted:
Continuing operations	$(0.13)	$0.22	$0.26	$0.33	$0.50
Discontinued operations	$0.05	$—	$(0.09)	$—	$—
Net income (loss)	$(0.08)	$0.22	$0.17	$0.33	$0.50
Number of weighted-average shares of common stock outstanding
Basic	7,230,021	6,492,347	5,972,853	5,050,291	4,070,700
Diluted	7,230,021	6,863,606	6,094,238	5,066,292	4,070,700

Revenues by Operating Segment:
Home improvement	$82,901	$69,611	$43,926	$39,694	$37,654
Interior products segment	61,379	50,278	42,916	39,694	37,654
Exterior products segment(2)	21,522	19,333	1,010	—	—
Consumer finance(3)	$5,865	$4,337	$4,208	$793	—
Gains from portfolio sales	108	767	3,187	580	—
Interest and other	5,757	3,570	1,021	213	—

Balance Sheet Data:
Cash and cash equivalents	$3,442	$1,981	$3,639	$4,787	$2,371
Total assets	72,157	61,146	25,410	15,969	7,053
Long-term debt, capital leases and redeemable securities(4)	42,537	38,824	6,184	3,819	1,683
Stockholders’ equity	$21,181	$14,066	$12,434	$8,493	$2,280

(1)	Includes interest expense, interest income, and other non-operating items.
(2)	We acquired our wood deck business in November 2002.
(3)	We acquired our finance business in October 2001.
(4)	Includes Mandatorily Redeemable Preferred Stock that was outstanding at December 31, 2002, 2001 and 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with our audited financial statements for years ended December 31, 2004, 2003 and 2002, and the notes to these financial statements included therein. Operations of all acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business – Risk Factors” and elsewhere in this report.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. These products are marketed under nationally recognized brands such as The Home Depot Installed Decks, The Home Depot Kitchen and Bathroom Refacing, Century 21 Home Improvements, Century 21 Cabinet Refacing and under our Facelifters brand. Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing, and in-store displays at selected The Home Depot stores. Our home improvement operations include two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our principal product lines include kitchen and bathroom cabinetry and cabinet refacing products and countertops. In our exterior products segment, our product line includes wood decks and related accessories. We began offering wood deck products in November 2002 when we acquired USA Deck.

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 21 kitchen and bath sales and installation centers (three of which also provide replacement window products) in 12 states serving 15 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida. We manufacture the components for our wood decks utilizing non-arsenic pressure treated lumber at our Woodbridge, Virginia, Glen Mills, Pennsylvania, Westboro, Massachusetts and Bridgeport, Connecticut facilities, which also serve as deck sales and installation centers.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. As of December 31, 2004, we owned and serviced a RIO portfolio having a principal balance of approximately $41.0 million and our average RIO balance was approximately $6,296 with a weighted average remaining term of approximately 106 months. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other remodeling contractors.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot in designated markets. In support of our business strategy, in June 2004, we completed a secondary public offering of our common stock.

In September 2001, we entered into a Retailer Agreement with RbA to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of

Southern California.” We commenced operations under the Retailer Agreement in February 2002. As a result of our business strategy to expand our business with The Home Depot, we believe that the sale and installation of RbA window and patio doors in a single designated market is not compatible with our current business and growth strategy. In November 2004, we and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. As a result of the termination of the RbA agreement, our consolidated financial statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation.

During 2005, we intend to concentrate our efforts and to allocate our personnel and capital resources to continue the expansion of the roll out of wood decks, and kitchen and bath refacing products in designated The Home Depot stores.

Results of Operations

Results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003

	(Unaudited) (In thousands) Year ended December 31,
	2004					2003
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$61,379	$21,522	$82,901	$5,865	$88,766	$50,278	$19,333	$69,611	$4,337	$73,948
Costs and expenses:
Costs of remodeling contracts	28,104	15,811	43,915	—	43,915	21,846	10,800	32,646	—	32,646
Branch operations	3,118	—	3,118	—	3,118	2,139	—	2,139	—	2,139
Sales, marketing and license fees	23,559	5,419	28,978	—	28,978	19,922	4,661	24,583	—	24,583
Interest expense on financing of loan portfolios	—	—	—	1,754	1,754	—	—	—	1,116	1,116
Provision for loan losses	—	—	—	780	780	—	—	—	559	559
General and administrative	4,894	3,184	8,078	3,370	11,448	4,130	3,197	7,327	2,935	10,262

Operating income (loss)	1,704	(2,892)	(1,188)	(39)	(1,227)	2,241	675	2,916	(273)	2,643
Interest expense	102	180	282	79	361	65	161	226	23	249
Other income	113	68	181	—	181	39	12	51	—	51

Income (loss) from continuing operations before income taxes	1,715	(3,004)	(1,289)	(118)	(1,407)	2,215	526	2,741	(296)	2,445
Income tax expense (benefit)	739	(1,157)	(418)	(43)	(461)	863	206	1,069	(116)	953

Net income (loss) from continuing operations	976	(1,847)	(871)	(75)	(946)	1,352	320	1,672	(180)	1,492

Net gain (loss) on discontinued operations, net of tax	346	—	346	—	346	36	—	36	—	36

Net income (loss)	1,322	(1,847)	(525)	(75)	(600)	1,388	320	1,708	(180)	1,528

Consolidated revenues were $88,766,000 for the year ended December 31, 2004, as compared to $73,948,000 for the year ended December 31, 2003. Net loss from continuing operations was $946,000, or $0.13 per diluted share, for the year ended December 31, 2004 as compared to net income of $1,492,000, or $0.22 per diluted share, for the year ended December 31, 2003.

Management’s Summary of Results of Operations

During 2004, in our home improvement operations, we accelerated the opening of sales and manufacturing facilities in certain markets to serve The Home Depot customers. Opening sales and manufacturing facilities in new markets requires expenditures for facilities improvements, machinery, furniture and fixtures, and other expenses, and requires funding operating losses during the initial months following the opening of a facility. Our expected operating losses in these new operations were greater than we anticipated due to numerous challenges as are more fully described below. Consequently, while we achieved our plan to expand into new markets with The Home Depot, our revenue growth was insufficient to cover our increased operating expenses, resulting in an operating loss for the year.

In our consumer finance business, we grew our revenues and reduced our operating loss as compared to the prior year. However, during 2004, the refinancing environment limited the growth of our portfolio of RIOs and resulting revenues. Recent interest rate changes, which we expected would reduce refinancing, have had a nominal affect on the number of early payoffs of RIOs we are experiencing. Additionally, the interest rate environment resulted in a reduction in our finance margin in 2004 as compared to 2003.

Interior Products – During the second and third quarters of 2004, we opened new kitchen and bath sales and installation centers in San Diego, Sacramento and San Francisco, California, Seattle, Washington and Minneapolis, Minnesota. Additionally, we converted our Detroit, Michigan, Richmond and Virginia Beach, Virginia kitchen and bath centers, which we had operated under our brands, to service The Home Depot stores in their respective markets. Also during this period, we completed the roll out of our bath product line to selected The Home Depot stores in Los Angeles, California, Denver, Colorado and Portland, Oregon, where we had begun offering kitchen refacing products to The Home Depot customers in late 2003. In the aggregate, during the second and third quarters of 2004, we rolled out kitchen and bath refacing products to approximately 194 The Home Depot stores. As of December 31, 2004, our kitchen and bath refacing products and services are available to The Home Depot customers in approximately 320 stores.

We believe that a newly opened kitchen and bath center should achieve breakeven revenue levels between the fourth to sixth month of operation. The achievement of breakeven revenues is largely a function of recruiting and training a qualified sales and installation staff, coupled with receiving a sufficient quantity of customer leads and achieving our normal cycle time of 55 - 60 days to complete new sales orders, as well as start-up and ongoing infrastructure costs. In contrast, a kitchen and bath center that has been converted from a previous brand affiliation to service The Home Depot will continue to complete installations of sales orders which it has in its backlog while it retrains its staff, thereby minimizing the financial impact of the transition. Furthermore, we believe that to be effective in our expansion program, we must properly time the opening of new centers so as to cover and fund new center operating losses with maturing centers operating income.

As expected, in the aggregate, our kitchen and bath centers which were opened during the second and third quarters of 2004 incurred an operating loss for the year ended December 31, 2004. However, our expected operating losses in our California centers were greater than we anticipated because we had encountered difficulties in recruiting a sufficient number of qualified subcontractor installers, and consequently we were unable to achieve our normal cycle time of 55 – 60 days to complete sales orders. In addition, due to the long cycle times, we encountered customer cancellations as we were unable to timely meet customer needs. Had we been able to achieve our normal cycle time, the increased revenues would have reduced the impact of the start-up losses from the newly opened centers. As a solution to our California installation issues, in October 2004, management implemented a plan to establish an employee-based installation workforce and increased installer labor pay rates. We believe that an adequate supply of labor is available on an employee basis as opposed to a limited number of qualified subcontractors. We also believe that increased labor rates will attract a greater number of qualified installers. We anticipate that qualified subcontractors will, from time to time, supplement our employee workforce.

During the fourth quarter 2004, as a result of implementing the employee workforce in California, we have significantly improved the timeliness of completing sales orders. However, the increases in labor rates in our California markets, as well as the costs of training and equipping the employee workforce, reduced our fourth quarter gross profit margins. We have implemented an increase in our selling prices in our California markets effective January 1, 2005. We are continuing to add to our workforce and anticipate that we will be fully staffed by the end of the first quarter 2005.

In September 2004, The Home Depot and we agreed to further expand our relationship to add kitchen refacing products in the Phoenix, St. Louis, Las Vegas and Milwaukee markets (which comprise approximately 75 The Home Depot stores). We expect to begin offering our kitchen refacing products to The Home Depot customers in these markets in the first quarter of 2005. By the end of 2005, we anticipate our kitchen refacing products and services will be available to customers in approximately 395 The Home Depot stores.

On November 11, 2004, we and Renewal by Andersen (RbA) agreed to terminate our Retailer Agreement to be effective as of December 31, 2004. In light of our current business strategy to become a principal vendor of kitchen and bath refacing products and wood decks to The Home Depot, we do not believe that the sale and installation of RbA window and patio doors in a single designated market is compatible with our current business and growth strategy. During 2005, we intend to concentrate our efforts and to allocate our personnel and capital resources to our program with The Home Depot. We believe in 2005 we will achieve sufficient increases in revenues through the continued implementation of our programs with The Home Depot to offset the decreased revenues as a result of the termination of our RbA agreement. For the years ended December 31, 2004 and 2003, revenues from installation of RbA products were $4,859,000 and $4,611,000, respectively.

After the effective date of the termination of the Retailer Agreement, and for a period of two years from the date of the completion of an installation of RbA windows or patio doors, we will perform (or have others perform) any services necessary to fulfill our installation warranty. We plan to utilize our Costa Mesa and Torrance, California RbA products facilities for our kitchen and bath products programs with The Home Depot.

Exterior Products – In connection with our expansion program with The Home Depot, in February 2004 we opened a new deck manufacturing facility in Westboro, Massachusetts, and in July of 2004, we opened a new deck manufacturing facility in Bridgeport, Connecticut. Combined with our manufacturing facility in Glen Mills, Pennsylvania, which we opened in October 2003, and our original manufacturing facility in Woodbridge, Virginia, our deck products and services are available to customers in approximately 240 The Home Depot stores located in the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, and the states of New Jersey and Pennsylvania.

Opening sales and manufacturing facilities in new markets requires expenditures for facilities improvements, machinery, furniture and fixtures, and other expenses, and requires funding operating losses during the initial months following the opening of a facility. We believe that a newly opened deck manufacturing facility should achieve breakeven revenue levels between the sixth and ninth month of operation. Achieving breakeven revenues is largely a function of recruiting and training qualified sales, installation and factory production personnel, coupled with receiving a sufficient quantity of customer leads and achieving our cycle time to complete installations of new sales orders, as well as start-up and ongoing infrastructure costs. Similar to our kitchen and bath centers, we believe that to be effective in our expansion program, we must properly time the opening of new deck facilities in order to cover and fund new facility operating losses with maturing facilities operating income.

The initial phase of our deck expansion program with The Home Depot was essentially completed in July 2004 with the opening of our Bridgeport, Connecticut manufacturing plant. For the year ended December 31, 2004, we incurred a net loss in our exterior products segment of approximately $1.8 million. The net loss in the period was significantly greater than we anticipated and is principally due to an inadequate supply of customer leads and an erosion of our gross profit margins. Specifically, we believe the following factors significantly contributed to the erosion of our gross profit margins and net loss in the period:

•	Based upon increasing levels of new sales orders in the first and second quarters of 2004 in our Virginia, Philadelphia and New Jersey markets, we continued to add infrastructure in manufacturing personnel, including direct labor and administration and we completed the opening of our Westboro, Massachusetts and Bridgeport, Connecticut plants. However, in the third and fourth quarters 2004, new sales orders sharply declined as a result of a lower number of customer leads. We attribute the inadequate number of customer leads primarily to an ineffective marketing campaign, as well as a seasonal decline in demand for deck products in the fourth quarter of the year. Additionally, we experienced a significant number of customer cancellations in our Philadelphia and North Jersey markets resulting from delays in obtaining required building permits. Consequently, we incurred increased operating expenses and we were unable to proportionately increase revenues due to a lower amount of new sales orders.

•	We have experienced increased raw material costs, principally resulting from significant increases in lumber prices, adversely affecting our gross profit margin. During 2004, lumber prices steadily increased. We generally maintain minimum raw materials inventories. As a result of our inventory levels, the cycle time to complete installations, particularly in our Philadelphia and North Jersey markets, and steadily increasing lumber prices in 2004, our cost of materials to our selling prices were regularly out of sync.

•	We incurred higher labor costs to install our deck products. We believe that the increased labor costs are principally due to the inexperience of our new installation crews.

•	We have incurred significant costs in connection with our fleet of installation vehicles. Our installation crews utilize our specially equipped company vehicles to transport our deck materials and tools to the job site. In addition to the cost of leasing and repairs and maintenance, we have experienced significant increases in fuel costs.

In October 2004 we increased our deck selling prices in all of our The Home Depot markets and we implemented certain cost reduction programs, including work force reductions and re-assignment of certain personnel. Management is currently evaluating the effectiveness of these actions and is reviewing other alternatives and additional actions to return our deck operations to profitability, including marketing and sales programs to increase customer leads, re-building the deck product sales force, consolidation of certain operations and evaluating methods to increase manufacturing synergies across the markets we serve. During the fourth quarter and the first quarter of the calendar year, we experience a normal seasonal decline in our exterior products business. Consequently, we expect to incur an operating loss in the first quarter 2005 in our exterior products segment. If our cost reduction programs are not successful or if we are unable to generate a sufficient quantity of customer leads and new sales orders in the first quarter and early second quarter of 2005, it would be likely that we would incur operating losses in the second quarter of 2005 in our exterior products segment.

Also in October 2004, The Home Depot and we agreed to further expand our wood deck program to add ten additional markets, primarily in the Midwest United States. In support of our plan to expand our relationship with The Home Depot in these ten new markets, we entered into a Supply and Rebate Agreement (Supply Agreement) with Universal Forest Products, Inc. (Universal) whereby we granted a limited license to Universal to manufacture pre-engineered component deck parts and related accessory products for us. As a result of the Supply Agreement, we do not believe it will be necessary for us to open manufacturing plants to accomplish our roll out into these new markets. Additionally, in certain markets where we have existing interior products operations, or where expansion markets are common to both our interior and exterior products, which include

Milwaukee, St. Louis and Minneapolis, we plan to leverage a single infrastructure for our products. Consequently, we believe that the Supply Agreement will substantially reduce our capital outlay, start up expenses and time required to breakeven in the new markets.

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

Consumer Finance – Our consumer finance business purchases consumer retail installment obligation contracts, or RIOs, from remodeling contractors, including RIOs generated by our home improvement operations. In February 2003, we changed the business model of our finance business to holding portfolios of RIOs rather than packaging them for sale to credit institutions. We expect this new strategy will provide us with greater earnings potential in the long term since we will earn finance charges for the life of the RIO, as opposed to a lesser, one-time premium we previously earned upon sale of the portfolios. To facilitate this change, in February 2003, we secured a $75 million credit facility. The credit facility is restricted to the purchase and financing of RIOs. Although our strategy is now to hold RIOs for the remaining life of the obligation, we may sell a portion of our RIOs from time to time as we deem necessary to obtain additional working capital or to pay down our credit facility.

Prior to entering into the credit facility, we typically held RIOs for less than three months before selling portfolios of RIOs to banks and insurance companies under negotiated purchase commitments. We earned a one-time premium upon each sale. In certain cases, we provided, for a fee, collection and servicing of these accounts on behalf of the purchaser.

In our consumer finance business, we grew our revenues and reduced our operating loss as compared to the prior year. For the year ended December 31, 2004, revenues from our consumer finance segment were $5,865,000, as compared to $4,337,000 in the prior year period. Net loss for the finance segment was $75,000 for the year ended December 31, 2004 as compared to $180,000 in the prior year period.

Our revenue growth principally reflects a 13% increase (approximately $4.7 million) in our portfolio of RIOs which was $40.2 million at December 31, 2004 as compared to $35.5 million at December 31, 2003. However, during 2004, the refinancing environment limited the growth of our portfolio of RIOs and resulting revenues. Recent interest rate changes, which we expected would reduce refinancing, have had a nominal affect on the number of early payoffs of RIOs we are experiencing. Additionally, these interest rate changes have resulted in an increase in our cost of funds in our credit lines which we use to finance the purchase of RIOs.

As expected, in 2004 we have increased our provision for loan losses on our RIO portfolio. As our portfolio grows, we anticipate that increasing levels of reserves for losses will be required.

Home Improvement Operations – Detailed Review

New sales orders for home improvement products were $86,551,000 for the year ended December 31, 2004, an increase of 18.5% from $73,069,000 for the year ended December 31, 2003. The increase in new sales orders as compared with the prior year is principally due to the growth of our kitchen and bath programs with The

Home Depot. New sales orders in our interior products segment increased 25.4% in fiscal 2004 as compared with fiscal 2003. New sales orders in our exterior products segment increased approximately 1.1% during fiscal 2004 as compared with fiscal 2003.

Our backlog of uncompleted sales orders at December 31, 2004 and 2003 is as follows (in thousands):

	As of December 31,
	2004	2003
Interior	$11,735	$7,661
Exterior	2,446	2,557

Total Home Improvements	$14,181	$10,218

Revenues from our home improvement operations increased $13,290,000, or 19.1%, to $82,901,000 for the year ended December 31, 2004, from $69,611,000 for the year ended December 31, 2003.

Revenues attributable to each of our product lines are as follows (in thousands):

	Year ended December 31,
			Increase (Decrease)
	2004	2003	$	%
Interior products:
Kitchen refacing	$49,824	$38,561	$11,263	29.2
Bathroom refacing	10,577	10,417	160	1.5
Replacement windows	978	1,300	(322)	(24.8)

Total interior products	61,379	50,278	11,101	22.1
Exterior products:
Wood decks	21,259	19,311	1,948	10.1
Other revenues	263	22	241	1095.5

Total exterior products	21,522	19,333	2,189	11.3

Total Home Improvement revenues	$82,901	$69,611	$13,290	19.1

Revenues from kitchen refacing and wood deck products increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 42% of our home improvement revenues for the year ended December 31, 2004. Other revenues of $263,000 for the year ended December 31, 2004, and $22,000 for the year ended December 31, 2003 represent royalty fees and consulting fees which we received pursuant to our intellectual property licensing and consulting agreements with third parties.

In 2003, USA Deck entered into a Proprietary Information Licensing Agreement (Licensing Agreement) with Universal Forest Products, Inc. (Universal). The seven year Licensing Agreement provided Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The Licensing Agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The Licensing Agreement required Universal to pay USA Deck royalties based upon Universal’s sales from these products. In addition, Universal paid USA Deck an up-front licensing assistance fee of $150,000 which was being recognized as other revenues over the term of the related agreement.

On September 27, 2004, Universal and USA Deck mutually agreed to terminate the Licensing Agreement. Pursuant to the termination provisions, Universal paid USA Deck a termination fee of $25,000. Effective with termination of the Licensing Agreement, the Company recognized as other revenues the remaining unamortized balance of the initial licensing fee. For year ended December 31, 2004, the Company recorded approximately $159,000 for royalty and license fees under the agreement, including the termination fee.

In February 2004, USA Deck entered into a licensing agreement with Outback Installations, Inc. (“Outback”). The licensing agreement is for a period of seven years and provides Outback the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Outback provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Outback and The Home Depot. The licensing agreement requires Outback to pay USA Deck royalties based upon Outback’s sales from these products. In addition, Outback and USA Deck entered into a one-year consulting agreement whereby USA Deck will provide consulting to Outback for the commercial manufacturing of the related products. Outback paid USA Deck a fee of $125,000 related to the consulting agreement, which is being recognized in other revenues as we satisfy our obligations over the term of the consulting agreement. For the year ended December 31, 2004, the Company recognized approximately $104,000 in consulting fees under the agreement.

The amount and percentage of home improvement revenues attributable to our major brands for the year ended December 31, 2004 and 2003 are as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	2004	2003	2004	2003
Century 21 Home Improvements	$27,050	$31,716	33%	46%
The Home Depot	35,048	9,887	42%	14%
Company Brands	20,803	28,008	25%	40%

	$82,901	$69,611	100%	100%

Gross profit for home improvement operations was $38,986,000 or 47.0% of home improvement revenues for the year ended December 31, 2004, as compared to $36,965,000, or 53.1% of home improvement revenues in the prior year period.

Gross profit margin in our interior products segment was 54.2% of related revenues for the year ended December 31, 2004, as compared to 56.5% of related revenues in the prior year period. Gross profit margins were adversely effected by the combination of longer cycle times to complete sales orders in our California operations which resulted in insufficient revenues to cover our higher operating costs from our recently opened kitchen and bath sales and installation centers, and higher raw material prices. Raw material prices for various materials utilized in our kitchen and bath products have increased since the beginning of the year.

Gross profit margin in our exterior products segment was 26.5% of related revenues for the year ended December 31, 2004, as compared to 44.1% of related revenues for the year ended December 31, 2003. Gross profit margins were adversely affected by insufficient revenues to cover our increased operating costs and by significant increases in lumber prices.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $3,118,000, as compared to $2,139,000 for the year ended December 31, 2004 and 2003, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $16,097,000, or 19.4% of home improvement revenues for the year ended December 31, 2004, as compared to $13,219,000, or 19.0% of home improvement revenues for the year ended December 31, 2003. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and planned increased advertising expenditures in our other brands. Marketing expenses for our interior products were $12,861,000, or 21.0% of related revenues, for the year ended December 31, 2004 as compared to $10,132,000, or 20.2% of related revenues, in 2003. The increase in marketing expense as a percent of revenue in our interior products segment is principally due to an increase in lead acquisition costs in our Century 21 and Facelifters brands. Marketing expenses for our exterior products were $3,236,000, or 15.0% of related revenues, and $3,087,000, or 16.0% of related revenues, for the year ended December 31, 2004 and 2003, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $12,069,000, or 14.6% of home improvement revenues for the year ended December 31, 2004, as compared to $10,411,000, or 15.0% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased recruiting, training and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $9,886,000 for the year ended December 31, 2004 as compared to $8,837,000 in 2003. Selling expenses for our exterior products were $2,183,000 and $1,574,000 for the year ended December 31, 2004 and 2003, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $812,000 for the year ended December 31, 2004, as compared to $953,000 in the prior year period.

General and administrative expenses for home improvement operations were $8,078,000, or 9.7% of home improvement revenues for the year ended December 31, 2004, as compared to $7,327,000, or 10.5% of home improvement revenues in the prior year period. General and administrative expenses include $1,146,000 and $1,130,000 of corporate overhead costs allocated to home improvement operations for the year ended December 31, 2004 and 2003, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Segment

For the year ended December 31, 2004, revenues from our consumer finance segment were $5,865,000, as compared to $4,337,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Year ended December 31,
	2004	2003
Interest income	$5,471	$3,217
Gains from loan portfolio sales	108	767
Servicing and collection fees	—	170
Other revenues and fees	286	183

Total revenues and fees	$5,865	$4,337

Interest expense incurred on financing the purchase of RIOs was $1,754,000 for the year ended December 31, 2004, as compared to $1,116,000 in the prior year period.

Finance receivables held for investment consisted of the following:

	December 31,
	2004	2003
Principal balance:
Secured	$30,065,206	$26,990,163
Unsecured	10,920,995	8,765,277

Total principal balance	40,986,201	35,755,440
Net premium (discount)	(310,680)	84,183
Deferred origination costs, net of amortization	42,618	39,643
Allowance for losses on finance receivables	(559,822)	(394,734)

Carrying value of finance receivables	$40,158,317	$35,484,532

Number of loans	6,513	5,519

Allowance as a percentage of gross finance receivables	1.4%	1.1%
90+ days contractual delinquency:
Total amount delinquent	$324,563	$73,070

% delinquent	0.8%	0.2%

RIOs on non-accrual status	$324,563	$141,136

% on non-accrual status	0.8%	0.4%

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
	2004	2003
Balance at beginning of period	$394,734	$7,285
Provision for losses	780,226	559,277
Charge-offs, net of recoveries	(615,138)	(171,828)

Balance at end of period	$559,822	$394,734

For the year ended December 31, 2004, we experienced $615,000 in loan losses and at December 31, 2004, we had an aggregate balance of $325,000 of accounts which were 90 or more days delinquent. During 2003, we experienced $172,000 in loan losses and at December 31, 2003, we had an aggregate balance of $106,000 of accounts which were 90 or more days delinquent. For the year ended December 31, 2004 and 2003, provision for loan losses was approximately $780,000 and $559,000, respectively. The increase in our loan loss provision reflects a combination of the growth and aging of our portfolio, as well as increased losses during the year. The allowance for loan losses was approximately 1.4% and 1.1% of our portfolio principal balance at December 31, 2004 and 2003, respectively. The increase in our RIOs which are 90 or more days delinquent reflects the growth and aging of our portfolio, which we began accumulating when we changed our business model in February 2003.

At December 31, 2004 and 2003, respectively, scheduled principal maturities of finance receivables held for investment are as follows:

	Year ended December 31,
	2004	2003
Due in one year or less	$9,335,610	$8,098,134
Due after one year through five years	22,375,235	19,368,669
Due after five years	9,275,356	8,288,637

Total	$40,986,201	$35,755,440

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIOs. At December 31, 2004 and 2003, respectively, we had approximately $38,056,000 and $32,317,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines for the year ended December 31, 2004 was 4.0% and the weighted average interest rate earned on the portfolio was 14.2%. At December 31, 2004, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

General and administrative expenses were approximately $3,370,000, or 57.5% of finance segment revenues for the year ended December 31, 2004, as compared to $2,935,000, or 67.7% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $440,000 and $300,000 for the year ended December 31, 2004 and 2003, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 44% and 57% of general and administrative expenses for the year ended December 31, 2004 and 2003, respectively.

Discontinued Operations

On September 26, 2001, we entered into a retailer agreement, or the Retailer Agreement, with Renewal by Andersen Corporation, or RbA, to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” The agreement was scheduled to expire on December 31, 2006, subject to earlier termination in accordance with its terms. On November 11, 2004, we and RbA mutually agreed to terminate the Retailer Agreement to be effective as of December 31, 2004. Pursuant to the terms of the termination, we have agreed that for a period of two years from the completion date of an RbA product installation for a customer, we will perform (or have others perform) any services necessary to fulfill our installation warranty for our RbA customers.

As a result of the termination of the RbA agreement, our consolidated financial statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation.

Summarized financial information for the RbA operations is set forth below (in thousands):

	2004	2003	2002
Revenues	$4,859	$4,611	$2,142
Operating income/(loss)	552	65	(812)
Income tax expense (benefit)	178	29	(275)
Net income (loss)	346	36	(537)
Loss on disposal of RbA, net of tax	17	—	—
Assets held for sale	42	—	—
Warranty reserve	(24)	—	—

The loss on disposal resulted from asset impairments related to the Company’s showroom displays in our Torrance facility.

Results of Operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002

	(Unaudited) (In thousands) Year ended December 31,
	2003					2002
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$50,278	$19,333	$69,611	$4,337	$73,948	$42,916	$1,010	$43,926	$4,208	$48,134
Costs and expenses:
Costs of remodeling contracts	21,846	10,800	32,646	—	32,646	19,304	540	19,844	—	19,844
Branch operations	2,139	—	2,139	—	2,139	1,803	—	1,803	—	1,803
Sales, marketing and license fees	19,922	4,661	24,583	—	24,583	17,008	223	17,231	11	17,242
Interest expense on financing of loan portfolios	—	—	—	1,116	1,116	—	—	—	145	145
Provision for loan losses	—	—	—	559	559	—	—	—	—	—
General and administrative	4,130	3,197	7,327	2,935	10,262	3,615	229	3,844	2,703	6,547

Operating income (loss)	2,241	675	2,916	(273)	2,643	1,186	18	1,204	1,349	2,553
Interest expense	65	161	226	23	249	58	26	84	—	84
Other income	39	12	51	—	51	59	—	59	—	59

Income (loss) from continuing operations before income taxes	2,215	526	2,741	(296)	2,445	1,187	(8)	1,179	1,349	2,528
Income tax expense (benefit)	863	206	1,069	(116)	953	422	(2)	420	535	955

Net income (loss) from continuing operations	$1,352	$320	$1,672	$(180)	$1,492	$765	$(6)	$759	$814	$1,573

Net income (loss) on discontinued operations	36	—	36	—	36	(537)	—	(537)	—	(537)

Net income (loss)	$1,388	$320	$1,708	$(180)	$1,528	$228	$(6)	$222	$814	$1,036

Our consolidated revenues increased 53.6% to $73,948,000 in the year ended December 31, 2003, as compared to $48,134,000 in the year ended December 31, 2002. The increase in revenues occurred in our home improvement operations reflecting the addition of our deck product line which we acquired in November 2002, and increased new orders in our other product lines.

Consolidated net income from continuing operations was $1,492,000 in the year ended December 31, 2003, as compared to $1,573,000 in the prior year period. Net income from continuing operations in our home improvement operations in the year ended December 31, 2003 was $1,672,000 as compared to $759,000 in the prior year period. For the year ended December 31, 2003, net loss in the consumer finance segment was $180,000 as compared to net income of $814,000 in the prior year period. The decline in net income in the consumer finance segment was the result of a change in our business model in February 2003 when we changed from selling portfolios of retail installment obligations (RIOs) to financing portfolios of RIOs. We believe this new strategy will provide us with greater earnings potential in the long-term, because the finance charges earned over the life of the RIOs will be greater than the one-time premium we previously earned upon the sale of the RIOs. Until we have accumulated a sufficient amount of financed RIOs, and finance charges earned on our RIO portfolio reach a sufficient level, our earnings will be adversely affected.

Home Improvement Operations

Our home improvement operations includes the interior products segment (consisting of kitchen, bath and window products), and the exterior products segment (consisting of wood decks and related accessories).

Revenues from our home improvement operations increased $25,685,000, or 59%, to $69,611,000 in the year ended December 31, 2003, from $43,926,000 in the year ended December 31, 2002.

Revenues attributable to each of our product lines are as follows:

	Year ended December 31,		Increase (Decrease)
	2003	2002	$	%
	(Unaudited) (In thousands, except percentages)
Interior products:
Kitchen refacing	$38,561	$34,828	$3,733	10.7
Bathroom refacing	10,417	6,466	3,951	61.1
Replacement windows	1,300	1,582	(282)	(17.8)
Other revenues	—	40	(40)	(100.0)

Total interior products	50,278	42,916	7,362	17.2
Exterior products:
Wood decks	19,311	1,010	18,301	1,812.0
Other revenues	22	—	22	100.0

Total exterior products	19,333	1,010	18,323	1,814.2

Total Home Improvement revenues	$69,611	$43,926	$25,685	58.5

The percentage of home improvement revenues attributable to our major brands are as follows:

	Percent of Home Improvement Revenues
	2003	2002(1)
Century 21 Home Improvements	46%	60%
The Home Depot	14%	—
Company Brands	40%	40%

(1)	Revenues attributable to The Home Depot brand in 2002 were 0.4%.

The increase in revenues includes $18,301,000 from our wood deck product line which we acquired in November 2002, and an increase of $7,402,000, or 17.3%, in our kitchen, bath and window products. Other revenues of $22,000 in the year ended December 31, 2003 represent licensing fees which we received pursuant to our wood deck intellectual property licensing agreement with a third party.

Revenues increased in each of our product lines reflecting higher sales orders during the period as well as higher average selling prices resulting from an increase in general price levels. Sales orders for home improvement products in the year ended December 31, 2003, were $73,069,000, an increase of 62% from $44,979,000 in the prior year period. We believe the increase in sales orders is principally attributable to increased marketing expenditures, enhanced marketing programs, improved sales efficiencies and a full year’s orders for wood deck products. Our backlog of uncompleted sales orders was $10,218,000 at December 31, 2003, as compared to $6,737,000 at December 31, 2002. Backlog for interior products was $7,661,000 and $5,774,000 at December 31, 2003 and 2002, respectively. Backlog for exterior products was $2,557,000 and $963,000 at December 31, 2003 and 2002, respectively. The increase in backlog is attributable to the corresponding increase in sales orders.

Gross profit for home improvement operations was $36,965,000, or 53.1% of home improvement revenues for the year ended December 31, 2003, as compared to $24,082,000, or 54.8% of home improvement revenues in the prior year period. The decrease in gross profit as a percentage of revenues is primarily due to a higher mix of revenues from lower margin products, principally wood decks and bath remodeling products. We believe our lower margin products will continue to comprise a significant percentage of our future revenues. Gross profit margin in our interior products segment was 56.5% and 55.0% of interior products revenues for the years ended December 31, 2003 and 2002, respectively. The increased gross profit margin in our interior products segment principally reflects improved operating performance in our bath products line. Gross profit margin in our exterior products segment was 44.1% and 46.5% of exterior product revenues in 2003 and 2002, respectively.

Branch operating expense for our home improvement operations includes cost associated with our interior products sales and installation centers including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $2,139,000, as compared to $1,803,000, for the years ended December 31, 2003 and 2002, respectively.

Marketing expenses for home improvement operations were approximately $13,219,000, or 19.0% of home improvement revenues in the year ended December 31, 2003, as compared to $8,671,000, or 19.7% of home improvement revenues for the prior year period. The increase in marketing expenditures principally reflects the addition of our wood deck product line, marketing fees associated with our The Home Depot programs and planned increased advertising expenditures for our other product lines. As part of our new marketing programs, we have decreased our dependence on telemarketing and have increased our utilization of other media sources including direct mail, television and newspaper inserts. While the media sources we utilize are generally more costly per customer lead than telemarketing, we believe that the increased cost of lead generation is more than offset by improved sales efficiencies from these sources.

Sales expenses for our home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $10,411,000, or 15.0% of home improvement revenues for the year ended December 31, 2003, as compared to $7,734,000, or 17.6% of home improvement revenues in the prior year period. The increase in sales expenses is principally the result of the sales commissions on higher revenues, and growth in our operations. Sales expenses in our interior products segment were $8,837,000 or 17.6% of related revenues in 2003, as compared to $7,636,000, or 17.8% of related revenues in 2002. Except for sales commissions, the components of sales expenses are primarily fixed costs, and, as such, decreased as a percentage of revenues due to the volume of revenues in the period. Sales expenses in our exterior product segment were $1,574,000 or 8.1% of revenues in 2003.

In our interior products segment we have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $953,000 for the year ended December 31, 2003, as compared to $826,000 in the prior year.

General and administrative expenses were approximately $7,327,000, or 10.5% of home improvement revenues, for the year ended December 31, 2003, as compared to $3,844,000, or 8.8% of home improvement revenues, in the prior year period. General and administrative expenses include $1,130,000 and $979,000 of corporate overhead costs allocated to home improvement operations for the years ended December 31, 2003 and 2002, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments. In 2003, approximately $894,000 was allocated to our interior products segment and $236,000 was allocated to our exterior products segment. In 2002, no allocation was made to the exterior products segment since we acquired our deck-business in November 2002. The increase in general and administrative expenses reflects the addition of our deck business which was acquired in November 2002, increased employee related expenses including salaries, bonuses, payroll taxes and benefits of $282,000, and higher corporate overhead allocated costs of $152,000 principally related to corporate salaries and professional fees including legal, public accounting and investor relations expenses.

Consumer Finance Segment

During 2003, in two separate transactions, our consumer finance subsidiary, First Consumer Credit, Inc., or FCC, purchased two portfolios of RIOs from Bank One, N.A., or Bank One, for an aggregate purchase price of $24,821,000, including accrued interest of $218,000 and an aggregate premium of $847,000. Also in 2003, FCC sold approximately $5,000,000 of the RIOs purchased from Bank One to a third party to pay down its credit facility and for additional working capital. FCC purchased the portfolios from Bank One in order to accelerate its return to profitability following its business model change. The purchased RIOs had previously been sold to Bank One by FCC under its prior loan purchase and servicing agreements with no contemplation or intent at the time of sale to repurchase the loans. Pursuant to the terms of the purchase agreement, FCC and Bank One agreed to terminate the loan purchase and servicing agreements between the parties.

For the year ended December 31, 2003, revenues from our consumer finance segment were $4,337,000, as compared to $4,208,000 in the prior year period. Revenues were comprised of the following:

	Year ended December 31,
	2003	2002
	(In thousands)
Interest income	$3,217	$618
Gains from loan portfolio sales	767	3,187
Servicing and collection fees	170	361
Other revenues and fees	183	42

Total revenues and fees	$4,337	$4,208

The increase, or decrease, in each of our revenue components for the year ended December 31, 2003, as compared to the prior year period, reflects the change in our business model. The effect of holding RIOs, as compared to selling portfolios of RIOs, has resulted in an increase in interest income, and a decrease in revenues from loan portfolio sales, The decrease in servicing and collection fees reflects the termination of the servicing agreement with Bank One and as a result, we do not anticipate any further servicing income,

Interest expense incurred on financing the purchase of RIOs was $1,116,000 for the year ended December 31, 2003, as compared to $145,000 in the prior year period. In the prior year period, portfolios of RIOs were generally held less than three months before they were packaged and sold.

Our portfolio of RIOs held at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
Principal balance:
Secured	$26,990,163	$54,213
Unsecured	8,765,277	14,324

Total principal balance	35,755,440	68,537
Net premium (discount)	84,183	(6,569)
Deferred origination costs, net of amortization	39,643	—
Allowance for losses on finance receivables	(394,734)	(7,285)

Carrying value of finance receivables	$35,484,532	$54,683

Number of loans	5,519	17

Allowance as a percentage of gross finance receivables	1.1%	10.6%

90+ days contractual delinquency:
Total amount delinquent	$73,070	$—

% delinquent	0.2%	—%

RIOs on non-accrual status	$141,136	$—

% on non-accrual status	0.4%	—%

Net premium (discount) consisted of the following at December 31, 2003 and 2002:

	2003	2002
Premium	$522,778	$—
Discount	$(438,595)	$(6,569)

Provision for loan losses was $559,000 in the year ended December 31, 2003. Changes in the loan losses for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,
	2003	2002
Balance at beginning of period	$7,285	$9,300
Provision for losses	559,277	—
Charge offs, net of recoveries	(171,828)	(2,015)

Balance at end of period	$394,734	$7,285

At December 31, 2003, scheduled maturities of RIOs are as follows:

Principal
Due in one year or less	$8,098,134
Due after one year through five years	19,368,669
Due after five years	8,288,637

Total	$35,755,440

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIOs. At December 31, 2003, we had approximately $32,317,000 outstanding under these lines of credit. The weighted average interest rate paid under these lines in the year ended December 31, 2003, was 3.7%. At December 31, 2003, interest rates on our RIO portfolio range from 6.0% to 16.5% with a weighted average interest rate of 14.4%.

General and administrative expenses for the consumer finance segment were approximately $2,935,000, or 67.7%, of consumer finance segment revenues for the year ended December 31, 2003, as compared to $2,703,000, or 64.2%, of consumer finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, general administration of the consumer finance segment operations and approximately $300,000 and $205,000 of corporate overhead allocated to the consumer finance segment for the years ended December 31, 2003 and 2002, respectively. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 57% and 63% of general and administrative expenses for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses is principally attributable to professional fees (legal and public accounting), insurance, licensing costs and employee benefits.

Off-balance Sheet Arrangements

Our consumer finance business purchases RIOs from remodeling contractors. Prior to changing our business model in February 2003, we negotiated commitments with banks, insurance companies, and other financial institutions for the sale of our RIO portfolios. We had several agreements with Bank One for the purchase of RIO portfolios. Each agreement represented a separate commitment from Bank One as to the aggregate amount of RIOs that could be purchased under the agreement, as well as the terms of any credit loss risk to each of the parties. In certain of these agreements, we deposited a portion of the proceeds of the portfolio sale, usually 0.5% of the principal balance of RIOs purchased, into a restricted bank account, to offset the institution’s credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceeded certain thresholds over specified periods of time, we were required to reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement. Conversely, if credit losses were less than specified thresholds over certain periods of time, Bank One released the Hold Back Reserve and was required to reimburse us for the amount of credit losses less than the specified thresholds, up to a specified maximum.

We routinely reviewed the credit loss experience of the RIOs underlying these agreements with Bank One. During the year ended December 31, 2002, approximately $40,000 of credit losses were charged against the reserve. We estimated at December 31, 2002, the maximum liability for credit losses under these agreements at $300,000. However, based on our estimates of expected losses, we established an accrual for credit losses of approximately $104,000 at December 31, 2002.

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

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At December 31, 2004, we had approximately $3,442,000 in cash and cash equivalents, excluding restricted cash of $1,135,000.

Cash utilized for operating activities was $1,468,000 for the year ended December 31, 2004. We generated $4,338,000 from operating activities in the prior year period.

During the year ended December 31, 2004, we utilized approximately $2,242,000 of cash for capital expenditures, including machinery and equipment, leasehold improvements and computer hardware and software. Cash capital expenditures were $2,016,000 and $416,000 for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2004, principal and interest payments due under our contractual obligations were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$5,252	$629	$2,241	$500	$1,882
RIOs lines of credit	43,606	2,728	4,950	35,928	—
Capital leases	555	192	256	107	—
Operating leases	5,788	2,412	2,640	731	5

	$55,201	$5,961	$10,087	$37,266	$1,887

At December 31, 2004 and 2003, respectively, we had the following amounts outstanding under our credit and debt agreements:

	December 31,
	2004	2003
DZ Credit Facility	$36,072,000	$28,965,000
Borrowing base line of credit	1,310,339	410,339
$5 million RIO revolving line of credit	1,984,135	3,351,762
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,963,661	2,036,562
FSB Note payable	—	2,500,000
Term loan	468,229	661,979
Other	256,120	252,513

	$42,054,484	$38,178,155

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

Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At December 31, 2004, the maximum advance under the credit facility was approximately $34,969,000 based on eligible RIOs of $38,855,000. At December 31, 2004, the balance of the credit facility was $36,072,000. The $1,103,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

An RIO becomes ineligible upon the occurrence of specified events identified in the credit facility which involve delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the credit facility provides that (1) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (4.9% at December 31, 2004), and (2) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At December 31, 2004 the excess spread was 7.8%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at December 31, 2004.

The credit facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. We have guaranteed to the lender and Agent the performance by FCC of its obligations and duties under the credit facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC. We are in compliance with all restrictive covenants at December 31, 2004.

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

One of our directors, Don A. Buchholz, is a director of FSB and its parent. The FSB loan was guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, we paid the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. During the year ended December 31, 2004 and 2003, we paid the partnership approximately $108,000 and $167,000, respectively, as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in our consolidated financial statements, and $42,000 and $67,000, respectively, to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan was 14%. These agreements terminated upon payment of the FSB loan on May 24, 2004.

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

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6% (5.2% at December 31, 2004). The Frost revolving line matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At December 31, 2004, we had outstanding borrowings of approximately $1,984,000 under the Frost revolving line.

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

The Frost line of credit, as amended, allows borrowings up to $3 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At December 31, 2004, we had outstanding borrowings of $1,310,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,690,000. The Frost line of credit matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. Interest on the Frost line of credit is payable monthly at LIBOR plus 2.6%. The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At December 31, 2004, the outstanding balance of the Frost term loan was approximately $468,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We are in compliance with all restrictive covenants at December 31, 2004.

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

On June 28, 2004, we completed a secondary offering to the public of 1,303,050 shares of our common stock in a firm commitment underwriting. BB&T Capital Markets and Southwest Securities, Inc. were the underwriters for the offering. After payment to the underwriters of the underwriting discount and $300,000 to cover expenses of the underwriters in connection with this offering and other expenses of the offering of approximately $1,134,000, which included legal, accounting, printing and various other fees associated with registration and listing of our common stock on the Nasdaq National Market, we received net proceeds of approximately $7,296,000.

We have used a portion of the proceeds to repay our $2.5 million secured term note with Frost National Bank. The remaining proceeds are being utilized to fund expansion of our operations with The Home Depot, fund the growth of our consumer finance subsidiary, First Consumer Credit, Inc., and for general working capital.

We believe we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund our business strategy, including the expansion of our operations under our agreements with The Home Depot for the next 12-18 months. However, our ability to execute our growth strategy with The Home Depot or seek additional opportunities to grow our relationship with The Home Depot or other strategic partners, is contingent upon sufficient capital as well as other factors, including our ability to recruit, train and retain a qualified sales and installation staff and to generate a sufficient quantity of customer leads and new sales orders under our programs with The Home Depot. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our products, including our initiatives with The Home Depot, we will be required to deliver increasing volumes of our products to our customers on a timely basis at a reasonable cost, which may require additional capital expenditures for expansion of our existing manufacturing facilities and the purchase of additional equipment.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At December 31, 2004, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.16% and an average remaining term of approximately 106 months. Net unamortized discount was approximately $311,000 at December 31, 2004.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due, and accrued but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At December 31, 2004, we had approximately $325,000 of loans on non-accrual status.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at December 31, 2004 was approximately $560,000. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks from changes in short-term interest rates since a substantial amount of our debt contains interest rates which vary with interest rate changes in prime rate, commercial paper rate or LIBOR. Based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At December 31, 2004, the excess spread was 7.75%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at December 31, 2004.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to page F-1 herein for the Index to Financial Statements. The information required in Schedule II – Valuation and Qualifying Accounts is included in the Notes to the Financial Statements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 3, 2003, we replaced our independent registered public accounting firm, Ernst & Young LLP, who resigned as our independent accountants effective November 21, 2003, with Grant Thornton LLP. Ernst & Young audited our financial statements for the fiscal years ended December 31, 1997 through December 31, 2002. Ernst & Young’s reports for those periods did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of their engagement, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused them to make reference to the subject matter in their report.

Prior to Grant Thornton becoming our independent registered public accounting firm, neither we, nor anyone on our behalf, consulted with Grant Thornton regarding either the application of accounting principles to a specific or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Subsequent to the date of the evaluation of internal control over financial reporting by the chief executive officer and chief financial officer, there have been no changes in our internal control over financing reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table provides information as of December 31, 2004 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1)(2)(3)	722,927	$4.76	797,451

2004 Restricted Stock Plan(4)	-0-	$-0-	500,000

Equity compensation plans not approved by security holders	—	—	—
Total	722,927	$4.76	1,297,451

(1)	Our 2000 Stock Compensation Plan allows for the granting of share options to employees, directors and advisors.
(2)	Excludes 18,250 outstanding share options assumed in connection with the merger of U.S. Remodelers with us in 2001 at a weighted average exercise price of $8.90. We do not intend to issue any additional options under the assumed plans.
(3)	On June 12, 2002, our stockholders approved an amendment to the 2000 Stock Compensation Plan, or the 2000 Plan. The 2000 Plan was originally approved by our stockholders on January 12, 2001. The 2000 Plan initially limited the maximum number of shares of common stock in respect to which options may be granted under the 2000 Plan to 10% of our outstanding common stock, up to 3,000,000 shares. Pursuant to the amendment, approved by the stockholders, the maximum number of shares of common stock in respect to which options may be granted is 3,000,000 shares without limitation, and the number of shares in respect of which options may be granted to any one person under the 2000 Plan is 300,000 shares during any single calendar year. Subsequent to the stockholders approval of the 2000 Plan amendment, our board of directors approved restricting the number of shares available for options under the 2000 Plan to 20% of the outstanding shares of common stock of the company. The board retained the authority to increase the number of shares available for options under the 2000 Plan up to a maximum of 3,000,000 shares from time to time as may be necessary in the future to provide ample shares for options under the 2000 Plan for our employees, directors and advisors.

(4)	The stockholders approved the 2004 Restricted Stock Plan at the Annual Meeting of Stockholders held on July 15, 2004. Pursuant to this plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. At December 31, 2004, 500,000 shares of common stock were available for grants of restricted stock awards and no restricted stock awards had been granted under this plan.

The remaining information required by this item is incorporated herein by reference to the Proxy Statement.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2)    Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (c)    Exhibits:

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

Exhibit Number	Description of Exhibit
10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

Exhibit Number	Description of Exhibit
10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18†††	Agreement in Respect of Termination of Loan Purchase and Servicing Agreement dated April 30, 2003, by and between Bank One, N.A. and First Consumer Credit, Inc.

10.19†††	Promissory Note dated May 23, 2003, in the principal amount of $4,000,000 payable by First Consumer Credit, Inc., as Maker, to First Savings Bank, a Federal Savings Bank, as Payee

10.20†††	Deed of Trust, Assignment of Rents and Security Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Grantor, Richard J. Driscoll, as Trustee, and First Savings Bank, as Beneficiary, which secures the payment of the First Savings Bank Note with certain real estate and improvements located in Transylvania County, North Carolina

10.21†††	Security and Pledge Agreement dated May 23, 2003, by and between Chrystine B. Roberts and Mark A. Roberts Joint Tenants, as Pledgor, and First Savings Bank, as Secured Party, which secures the payment of the First Savings Bank Note with a securities account at Charles Schwab & Co., Inc.

10.22†††	Security and Pledge Agreement dated May 23, 2003, by and between Angela Buchholz Children’s Trust, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.23†††	Security and Pledge Agreement dated May 23, 2003, by and between Don A. Buchholz, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.24†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between U.S. Home Systems, Inc., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.25†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.26†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Bosque-Chickadee Management Company LLC, as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.27¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.28¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.29¥	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.30¥	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.31¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.32¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

Exhibit Number	Description of Exhibit
10.33¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.34¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.35¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.36¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.37¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.38¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.39¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.40¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.41¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.42¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.43¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.44¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.45¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

10.46¥¥	Agreement by and between U.S. Home Systems, Inc., First Consumer Credit, Inc. and Chickadee Partners, L.P. effective as of May 23, 2003

+10.47¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.48***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.49****	Employment Agreement effective November 30, 2002 between USA Deck, Inc., U.S. Home Systems, Inc. and Daniel L. Betts

+10.50¥¥¥¥	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.51¥¥¥¥	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.52[z]	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.53[z]	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

Exhibit Number	Description of Exhibit
10.54[z]	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.55[z]	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.56[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.57[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.58zz	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.59zzz	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.60zzz	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.61zzz	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.62°	Non-Employee Director Compensation Plan

+10.63°	Form of Restricted Stock Agreement for Non-Employee Directors

+10.64°	Form of Restricted Stock Agreement for Employees

21.1¥¥¥¥	Subsidiaries of the Company

23.1°	Consent of Grant Thornton LLP

23.2°	Consent of Ernst & Young LLP

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

°	Filed herewith.

+	Management contract or compensatory plan or arrangement.

*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.

****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.

†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.

††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.

†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 10, 2003, and which is incorporated herein by reference.

¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.

¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.

¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

¥¥¥¥	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.

[z]	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.

zz	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

zzz	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 28, 2005 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS
Murray H. Gross, President and Chief Executive Officer

By:	/s/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2005.

Signature	Title	Date

/s/ MURRAY H. GROSS Murray H. Gross	President, Chief Executive Officer and Director	March 28, 2005

/s/ ROBERT A. DEFRONZO Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 28, 2005

/s/ D.S. BERENSON D.S. Berenson	Director	March 28, 2005

/s/ DON A. BUCHHOLZ Don A. Buchholz	Director	March 28, 2005

/s/ LARRY A. JOBE Larry A. Jobe	Director	March 28, 2005

/s/ KENNETH L. MURPHY Kenneth L. Murphy	Director	March 28, 2005

/s/ JAMES R. RIDINGS James R. Ridings	Director	March 28, 2005

/s/ DAVID A. YOHO David A. Yoho	Director	March 28, 2005

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

U.S. Home Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of U.S. Home Systems, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of U.S. Home Systems, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 12, 2003

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$3,441,804	$1,980,634
Restricted cash	1,135,394	749,732
Accounts receivable, net	4,345,405	2,508,088
Income tax receivable	402,427	—
Notes receivable	56,339	54,849
Commission advances	712,944	580,777
Inventories	4,026,387	2,781,842
Prepaid expenses	827,176	1,066,863
Assets held for sale	41,696	47,597
Deferred income taxes	587,596	248,260
Finance receivables held for investment, net	40,158,317	35,484,532
Property, plant, and equipment, net	8,023,941	7,351,099
Goodwill	7,357,284	7,357,284
Other assets	1,040,232	934,239

Total assets	$72,156,942	$61,145,796

Liabilities and Stockholders’ Equity
Accounts payable	$4,362,745	$3,285,091
Customer deposits	1,704,308	2,458,382
Accrued wages, commissions, and bonuses	867,179	1,026,338
Federal and state taxes payable	345,240	452,258
Other accrued liabilities	719,571	643,965
Deferred income taxes	429,000	261,707
Deferred revenues	10,417	128,500
Long-term debt	42,054,484	38,178,155
Capital lease obligations	482,609	645,619

Total liabilities	50,975,553	47,080,015

Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 7,885,122 and 6,524,302 shares issued and outstanding at December 31, 2004 and 2003, respectively	7,885	6,524
Additional capital	17,401,707	9,687,122
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	4,046,747	4,647,085

Total stockholders’ equity	21,181,389	14,065,781

Total liabilities and stockholders’ equity	$72,156,942	$61,145,796

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Revenues:
Remodeling contracts	$82,638,527	$69,590,096	$43,885,503
Gains from loan portfolio sales	107,479	767,172	3,186,943
Interest income	5,470,900	3,217,236	618,069
Other	548,830	373,664	443,038

Total revenues	88,765,736	73,948,168	48,133,553
Costs and expenses:
Cost of remodeling contracts	43,914,971	32,645,535	19,843,465
Branch operations	3,118,033	2,138,977	1,802,311
Sales, marketing and license fees	28,977,549	24,583,355	17,241,173
Interest expense on financing of loan portfolios	1,754,280	1,116,083	144,903
Provision for loan losses	780,226	559,277	—
General and administrative	11,447,556	10,262,134	6,547,955

Income (loss) from operations	(1,226,879)	2,642,807	2,553,746
Interest expense	361,430	248,962	83,761
Other income, net	181,637	50,960	58,739

Income (loss) before income taxes	(1,406,672)	2,444,805	2,528,724
Income tax expense (benefit)	(460,642)	953,132	955,502

Net income (loss) from continuing operations	(946,030)	1,491,673	1,573,222
Discontinued operations:
Income (loss) on discontinued operations	$523,776	$65,368	$(812,450)
Tax expense (benefit)	178,084	29,098	(275,433)

Net income (loss) on discontinued operations	345,692	36,270	(537,017)
Net income (loss)	$(600,338)	$1,527,943	$1,036,205

Net income (loss) per common share:
Basic:
Continuing operations	$(0.13)	$0.23	$0.26
Discontinued operations	0.05	—	(0.09)

Net income (loss)	$(0.08)	$0.23	$0.17

Diluted:
Continuing operations	$(0.13)	$0.22	$0.26
Discontinued operations	0.05	—	(0.09)

Net income (loss)	$(0.08)	$0.22	$0.17

Weighted average common shares outstanding:
Basic	7,230,021	6,492,347	5,972,853

Diluted	7,230,021	6,863,606	6,094,238

See accompanying notes

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	5,897,815	$5,898	$6,367,810	$2,118,937	—	$8,492,645
Accrued dividends – mandatorily redeemable preferred stock	—	—	—	(28,000)	—	(28,000)
Issuance of common stock – acquisitions	555,556	556	2,932,445	—	—	2,933,001
Net income	—	—	—	1,036,205	—	1,036,205

Balance at December 31, 2002	6,453,371	6,454	9,300,255	3,127,142	—	12,433,851
Accrued dividends – mandatorily redeemable preferred stock	—	—	—	(8,000)	—	(8,000)
Issuance of common stock	70,931	70	386,867	—	(274,950)	111,987
Net income	—	—	—	1,527,943	—	1,527,943

Balance at December 31, 2003	6,524,302	6,524	9,687,122	4,647,085	(274,950)	14,065,781
Issuance of common stock	1,303,050	1,303	7,284,104	—	—	7,285,407
Issuance of common stock on stock option exercises	40,266	41	157,808	—	—	157,849
Issuance of common stock – acquisitions	20,455	20	224,985	—	—	225,005
Cancellation of common stock	(2,951)	(3)	3	—	—	—
Tax benefits applicable to the exercise of employee stock options	—	—	47,685	—	—	47,685
Net income	—	—	—	(600,338)	—	(600,338)

Balance at December 31, 2004	7,885,122	$7,885	$17,401,707	$4,046,747	($274,950)	$21,181,389

See accompanying notes

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Operating Activities
Net income (loss)	$(600,338)	$1,527,943	$1,036,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,928,422	1,472,912	583,077
Provision for loan losses and bad debts	937,901	523,372	35,377
Gain from loan portfolio sales	(107,479)	(767,172)	(3,186,943)
Deferred income taxes	(157,464)	(200,938)	14,212
Write-down of long-lived assets	28,709	—	—
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	731,053	11,028,586	32,624,743
Purchases of finance receivables for sale	(623,574)	(8,615,524)	(29,731,068)
Accounts receivable	(1,994,992)	(1,098,685)	(435,677)
Inventories	(1,244,545)	(883,147)	(502,469)
Commission advances and prepaid expenses	107,520	(295,748)	(665,250)
Accounts payable and customer deposits	323,581	1,363,929	1,568,690
Other assets and liabilities	(749,346)	282,042	410,631

Net cash provided (used in) by operating activities	(1,420,552)	4,337,570	1,751,528
Investing Activities
Purchases of property, plant, and equipment	(2,241,768)	(2,016,112)	(416,252)
Acquisitions, net of cash acquired	(50,000)	(60,000)	(2,408,547)
Purchase of finance receivables	(28,728,241)	(49,926,592)	—
Principal payments on finance receivables	23,217,309	15,112,317	—
Other	(1,490)	(54,849)	45,873

Cash used in investing activities	(7,804,190)	(36,945,236)	(2,778,926)
Financing Activities
Proceeds from lines of credit and long-term borrowings	48,547,107	74,205,464	27,391,103
Principal payments on lines of credit, long-term debt, and capital leases	(44,918,788)	(41,633,622)	(27,447,184)
Credit facility origination costs	—	(800,368)	—
Change in restricted cash	(385,662)	(716,541)	123,618
Dividends on mandatorily redeemable preferred stock	—	(8,000)	(28,000)
Redemption of mandatorily redeemable preferred stock	—	(160,000)	(160,000)
Proceeds from issuance of common stock, net	7,443,255	61,987	—

Net cash provided by (used in) financing activities	10,685,912	30,948,920	(120,463)

Net increase (decrease) in cash and cash equivalents	1,461,170	(1,658,746)	(1,147,861)
Cash and cash equivalents at beginning of year	1,980,634	3,639,380	4,787,241

Cash and cash equivalents at end of year	$3,441,804	$1,980,634	$3,639,380

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,872,824	$1,365,045	$228,664

Cash payments of income taxes	$548,651	$951,295	$435,600

Non-cash capital expenditures financed with debt	$85,000	$228,158	$—

See accompanying notes

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

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

On April 20, 2004, the Company acquired certain assets of Classic Renovations, Inc., a California-based home improvement company specializing in bathroom refacing.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates that the Company makes include the allowance for doubtful accounts, reserves for excess and obsolete inventories, allowance for loan losses, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

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

Finance Receivables Held For Sale

Finance receivables held for sale consist of Retail Installment Obligations (“RIOs”) purchased from remodeling contractors, which the Company has the intent to sell. Finance receivables held for sale are carried at the lower of cost or estimated market value as determined by outstanding purchase commitments from investors. At December 31, 2004 and 2003, the Company had no RIOs held for sale.

When the Company sells RIOs and retains related servicing rights, the Company calculates a servicing asset or liability utilizing a present value analysis of the estimated after-tax cash flows, net of the Company’s servicing costs.

Finance Receivables Held For Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by the Company’s home improvement operations that the Company has the intent to hold until maturity or pay-off by the obligor. The RIOs are generally secured by the obligor’s residential real estate. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount, unamortized origination costs and an allowance for loan losses, as applicable.

The accrual of interest on RIOs is discontinued on the earlier of when the Company determines that the loan is impaired or when the loan is 90 days or more past due. Accrued, but unpaid interest is charged off when the accrual of interest on RIOs is discontinued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. A loan is placed back on the accrual status when both interest and principal are current. At December 31, 2004 and 2003, the Company had approximately $325,000 and $141,000, respectively, in loans on a non-accrual status.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. RIOs deemed to be uncollectible are charged against the allowance when management believes that the loan will no longer perform or be recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses on finance receivables held for investment was approximately $560,000 and $394,000 at December 31, 2004 and 2003, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, financial institutions and The Home Depot. In 2004, we significantly expanded our business with The Home Depot. Our net sales in 2004 under the Home Depot brand were $35 million, compared to $10 million in 2003. The Company’s agreement with The Home Depot calls for the customer to pay The Home Depot, who then reimburses the Company. Because of the diverse customer base, there are no concentrations of credit risk other than with The Home Depot, who represent 76% and 8% of our net trade receivables at December 31, 2004 and 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected default rates and historical default rates. An allowance for losses is established through a provision for bad debts charged against income. Subsequent recoveries, if any, are credited to the allowance. The change in the allowance for bad debts is as follows:

	2004	2003	2002
Balance at beginning of year	$86,001	$63,059	$65,300
Provisions for doubtful accounts	157,676	(35,905)	35,437
Write-offs, net of recoveries	(126,783)	58,847	(37,678)

Balance at end of year	$116,894	$86,001	$63,059

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

The Company completed tests for impairment of goodwill based upon the measurement of its fair value as provided for under SFAS No. 142. Fair value is estimated using either a discounted cash flow method or a market valuation approach, as appropriate. The Company has determined that its goodwill was not impaired at December 31, 2004 and 2003.

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

The Company had an agreement with a financial institution that made financing available to the Company’s customers. The agreement was terminated in February 2002. The Company had received a fee based upon the amount of financing provided to these customers. Fee income is included in other revenues. Fee income was $38,940 for the year ended December 31, 2002.

Warranties

In addition to the manufacturers’ warranties for defective materials, the Company provides each customer a limited warranty covering defective materials and workmanship. Warranty expenses are included in the cost of remodeling contracts. The Company has not experienced significant warranty claims.

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and selected neighborhood canvassing. The Company expenses all such costs as incurred. Advertising and marketing expenses were approximately $16,097,000, $14,006,000 and $9,322,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Compensation

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005 and the Company will begin recognizing option expense July 1, 2005.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2004	2003	2002
Pro forma:
Net income (loss) as reported	$(600,338)	$1,527,943	$1,036,205
Pro forma stock compensation, net of income taxes	168,850	301,086	129,528

Pro forma net income (loss)	(769,188)	1,226,857	906,677
Preferred dividends	—	8,000	28,000

Pro forma income (loss) available to common stockholders	$(769,188)	$1,218,857	$878,677

Earnings per common share – as reported – basic	$(0.08)	$0.23	$0.17

Earnings per common share – as reported – diluted	$(0.08)	$0.22	$0.17

Earnings per common share – pro forma – basic	$(0.11)	$0.19	$0.15

Earnings per common share – pro forma – diluted	$(0.11)	$0.18	$0.14

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

Reclassifications

Certain reclassifications have been made to conform the prior year amounts to conform them to the current year presentation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, finance receivables held for sale and accounts payable approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2004, management believes that the carrying values of finance receivables held for investment and long-term debt approximate their fair values.

Recent Accounting Pronouncements

In addition to SFAS No. 123R more fully discussed above, the FASB issued SFAS No. 151, “Inventory Costs,” which amends ARB 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

expense, freight, handling costs, and spoilage should be recognized as current period expenses. Also, the Statement requires fixed overhead costs to be allocated to inventory based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company does not expect a material effect from adoption of this pronouncement.

3.	Information About Segments

Prior to 2004, the Company had five operating segments which were aggregated and reported as three reporting segments (i.e., the Interior Products Segment, the Exterior Products Segment, and the Consumer Finance Segment). During 2004, in the Interior Products Segment, the Company discontinued its Renewal by Andersen operating segment, and merged the two remaining operating segments. Consequently, the Company currently has three operating segments and is engaged in two lines of business, the specialty product home improvement business and the consumer financing business. The Company’s operating segments have been aggregated and reported based on the nature of products or services offered to consumers. The Company’s home improvement operations consists of two reporting segments; the interior products segment (consisting primarily of kitchen and bath products) and the exterior products segment (consisting of wood decks and related accessories). The Company’s consumer finance business consists of one reporting segment.

The Company’s home improvement operations are engaged, through direct consumer marketing, in the design, manufacturing, sales, and installation of custom quality specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, wood decks and related accessories, replacement windows and patio doors. The Company manufactures certain of its own cabinet refacing, custom countertops, bathroom cabinetry products and wood decks.

The Company’s home improvement products are marketed directly to consumers through a variety of media sources under nationally recognized brands, “The Home Depot Installed Decks”, “The Home Depot Kitchen and Bathroom Refacing”, “Century 21 Home Improvements”, “Century 21 Cabinet Refacing”, and under our Facelifters brand.

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

In February 2004, the Company entered into a one-year pilot program with The Home Depot to provide custom designed, installed bathtub liners and wall surrounds to approximately 130 The Home Depot stores in the Los Angeles and San Diego markets in California and Denver, Colorado markets. The Company and The Home Depot in May 2004 also amended this pilot program to extend the term to May 2006 and added designated markets in California, Colorado, Michigan, Minnesota, Oregon and Washington to the coverage area. The amended agreement added approximately 193 The Home Depot stores to the 130 stores originally included in the bath program.

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases RIOs from remodeling contractors including RIOs originated by the Company’s home improvement operations. In February 2003, FCC changed its business model from purchasing, bundling and selling portfolios of RIOs to holding and financing RIOs. To facilitate this change in FCC’s business model, FCC entered into a $75 million credit facility (see Note 8) with Autobahn Funding Company LLC and DZ Bank. The ability to purchase and finance RIOs provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned upon selling RIOs.

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

During the years ended December 31, 2004, 2003 and 2002, FCC purchased approximately $7,311,000, $8,944,000 and $7,171,000 of RIOs from the Company’s home improvement operations, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. For the years ended December 31, 2004, 2003, and 2002, corporate overhead expenses of $1,586,000, $1,430,000 and $1,184,000, respectively, were allocated to its reporting segments as follows (in thousands):

	2004	2003	2002
Home Improvement:
Interior products	$657	$894	$979
Exterior products	489	236	—
Consumer Finance	440	300	205

	$1,586	$1,430	$1,184

The following presents certain financial information of the Company’s segments for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands):

	Revenues			Income (Loss) Before Tax
	2004	2003	2002	2004	2003	2002
Segment
Home Improvement – Interior	$61,379	$50,278	$42,916	$1,715	$2,215	$1,187
Home Improvement – Exterior	21,522	19,333	1,010	(3,004)	526	(8)
Consumer Finance	5,865	4,337	4,208	(118)	(296)	1,349

Consolidated Totals	$88,766	$73,948	$48,134	$(1,407)	$2,445	$2,528

	Assets			Capital Expenditures
	2004	2003	2002	2004	2003	2002
Home Improvement – Interior	$22,605	$11,634	$8,978	$884	$958	$345
Home Improvement – Exterior	12,165	10,577	8,851	1,408	1,267	4
Consumer Finance	47,614	41,562	8,822	63	19	67
Eliminations of intercompany loans	(10,227)	(2,627)	(1,241)	—	—	—

Consolidated Totals	$72,157	$61,146	$25,410	$2,355	$2,244	$416

	Depreciation/Amortization			Interest Income (Expense), Net(1)
	2004	2003	2002	2004	2003	2002
Home Improvement – Interior	$715	$577	$500	$16	$(16)	$1
Home Improvement – Exterior	954	668	51	(180)	(159)	(26)
Consumer Finance	259	228	32	(79)	(23)	—

Consolidated Totals	$1,928	$1,473	$583	$(242)	$(198)	$(25)

(1)	Interest income (expense), net in this table for the consumer finance segment does not include interest income or expense related to the Company’s portfolio of RIOs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

Revenues attributable to each of our product lines in our home improvement segment are as follows (in thousands):

	2004	2003	2002
Product lines:
Interior products:
Kitchen refacing	$49,824	$38,561	$34,828
Bathroom refacing	10,577	10,417	6,466
Replacement windows	978	1,300	1,582
Other revenues	—	—	40

Total interior products	$61,379	$50,278	$42,916
Exterior products:
Wood decks	$21,259	$19,311	$1,010
Other revenues	263	22	—

Total exterior products	21,522	19,333	1,010
Total Home Improvement revenues	$82,901	$69,611	$43,926

Percentage of home improvement revenues attributable to our major brands are as follows:

	Percent of Home Improvement Revenues
	2004	2003	2002
Century 21 Home Improvements	33%	46%	60%
The Home Depot	42%	14%	—
Company Brands	25%	40%	40%
	100%	100%	100%

Revenues in our consumer finance segment were comprised of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Interest income	$5,471	$3,217	618
Gains from loan portfolio sales	108	767	3,187
Servicing and collection fees	—	170	361
Other revenues and fees	286	183	42

Total revenues and fees	$5,865	$4,337	$4,208

On September 26, 2001, the Company entered into a retailer agreement (“Retailer Agreement”) with Renewal by Andersen Corporation (“RbA”) to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” The agreement was scheduled to expire on December 31, 2006, subject to earlier termination in accordance with its terms. On November 11, 2004, the Company and RbA mutually agreed to terminate the Retailer Agreement to be effective as of December 31, 2004 (see Note 20).

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

As a result of the termination of the RbA agreement, the Company’s consolidated financial statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation. For the years ended December 31, 2004, 2003 and 2002, sales of RbA products were $4,859,000, $4,611,000 and $2,142,000, respectively.

4.	Acquisitions

The Company’s acquisitions have been accounted for as purchases in accordance with SFAS No. 141, Business Combinations. Operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. As of December 31, 2004 and 2003, our goodwill was comprised of the following:

December 31, 2004 and 2003
Home Improvement – Interior	$645,439
Home Improvement – Exterior	2,944,431
Customer Finance	3,767,414

Consolidated Total	$7,357,284

Reface

On June 1, 2002, the Company completed an acquisition of certain assets of Reface, a Virginia-based home improvement company specializing in kitchen and bathroom remodeling. The purchase price was approximately $367,000 consisting of a cash payment of $100,000, transaction expenses of $17,000, and the issuance of 55,556 restricted shares of common stock of the Company valued at $250,000 based on the price of the Company’s stock. The excess of the purchase price over the net assets acquired resulted in approximately $347,000 of goodwill, all of which is deductible for tax purposes. The Company’s acquisition of Reface provides the Company with a kitchen refacing presence in the Virginia Beach and Richmond, Virginia market place.

DAI

On November 30, 2002, the Company acquired all of the outstanding capital stock of DAI, a privately-held Woodbridge, Virginia-based home improvement specialist providing fabrication, sale and installation of wood decks and related accessories. In connection with the acquisition, the Company also acquired DAI’s manufacturing, warehousing and office facilities from an affiliate of DAI. The DAI acquisition was consummated by merging DAI into USA Deck, Inc. (formerly known as Remodelers Credit Corporation), a wholly-owned Delaware subsidiary of the Company, with USA Deck as the surviving corporation. The purchase price was $4,075,967 including transaction costs of $92,967. The Company paid $1,300,000 in cash and issued to the DAI stockholders 500,000 restricted shares of common stock, valued at approximately $2,683,000 based on the closing price of the Company’s stock, in exchange for all of DAI’s common stock.

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

The DAI agreements provided for certain limited indemnifications between the parties. On the closing date, the DAI shareholders delivered to an escrow agent stock certificates of the Company’s common stock representing an aggregate of 30% of the stock consideration (DAI Escrowed Shares) issued to the DAI shareholders as security for DAI’s indemnification to the Company. If DAI becomes obligated to indemnify the Company with respect to an indemnifiable claim and the amount of liability with respect thereto shall have been finally determined, the escrow agent shall release the appropriate number of DAI Escrowed Shares to the Company for cancellation; provided, however, the respective DAI shareholders shall be entitled to satisfy the indemnifiable claim by paying the full amount of the claim in cash. As of December 31, 2004, 49,900 Escrowed Shares were held by the escrow agent as security for DAI’s indemnification to the Company. If there are no indemnifiable claims by November 30, 2005, the remaining Escrowed Shares will be delivered to the DAI shareholders.

E&K

On August 29, 2003, the Company acquired certain assets of E & K, Incorporated (“E&K”), a Portland, Oregon-based home improvement company specializing in kitchen remodeling. The acquisition of E & K provides the Company entry into the Portland, Oregon market. The purchase price was $110,000, consisting of a cash payment of $60,000 and the issuance of 4,700 restricted shares of common stock of the Company valued at $50,000 based on the closing price of the Company’s common stock.

Classic Renovations

Effective April 20, 2004, the Company acquired certain assets of Classic Renovations, Inc., a California-based home improvement company specializing in bathroom refacing. The purchase price was $275,000, consisting of $50,000 in cash and 20,455 restricted shares of the Company’s common stock valued at $225,000 based upon the closing price of the Company’s common stock on April 30, 2004. The Company’s acquisition provides the Company entry into the Orange County, California market as a franchisee for bath liners and related products produced by Luxury Bath Liners, Inc. (“Luxury Bath”) to serve The Home Depot customers. The Company allocated $253,000 of the purchase price to the franchise agreement with Luxury Bath. The remaining $22,000 was allocated to various fixed assets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Inventories

Inventories consisted of the following:

	December 31,
	2004	2003
Raw materials	$2,219,064	$1,664,006
Work-in-progress	1,807,323	1,117,836

	$4,026,387	$2,781,842

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,		Depreciable
	2004	2003	Lives
Buildings and improvements	$2,958,866	$2,958,866	25–30 years
Machinery and equipment	5,395,054	3,934,636	3–7 years
Furniture, fixtures, and computer equipment	3,488,385	2,360,685	3–7 years
Leasehold improvements	849,286	785,127	3 years
Construction in process	70,846	505,148

	12,762,437	10,544,462
Less accumulated depreciation	(5,138,496)	(3,593,363)

	7,623,941	6,951,099
Land	400,000	400,000

	$8,023,941	$7,351,099

Depreciation expense was approximately $1,653,000, $1,182,000 and $555,000 for the years ended December 31, 2004, 2003, and 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	December 31,
	2004	2003
Principal balance:
Secured	$30,065,206	$26,990,163
Unsecured	10,920,995	8,765,277

Total principal balance	40,986,201	35,755,440
Net premium (discount)	(310,680)	84,183
Deferred origination costs	42,618	39,643
Allowance for losses on finance receivables	(559,822)	(394,734)

Carrying value of finance receivables	$40,158,317	$35,484,532

Number of loans	6,513	5,519

Allowance as a percentage of gross finance receivables	1.4%	1.1%

90+ days contractual delinquency:
Total amount delinquent	$324,563	$73,070

% delinquent	0.8%	0.2%

RIOs on non-accrual status	$324,563	$141,136

% on non-accrual status	0.8%	0.4%

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of period	$394,734	$7,285	$9,300
Provision for losses	780,226	559,277	—
Charge offs, net of recoveries	(615,138)	(171,828)	(2,015)
Balance at end of period	$559,822	$394,734	$7,285

At December 31, 2004 and 2003, scheduled principal maturities of finance receivables held for investment are as follows:

	December 31,
	2004	2003
Due in one year or less	$9,335,610	$8,098,134
Due after one year through five years	22,375,235	19,368,669
Due after five years	9,275,356	8,288,637

Total	$40,986,201	$35,755,440

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase RIOs (see Notes 3 and 8). At December 31, 2004, the Company had approximately $38,056,000 outstanding under these lines of credit. The weighted average interest rate paid under these lines in 2004 was 4.0%. At December 31, 2004, interest rates on finance receivables held for investment range from 6.0% to 16.5% with a weighted average interest rate of 14.16%.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Finance Receivables Held For Investment (Continued)

In connection with RIOs originated by the Company, the Company incurs administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to interest income over the term of the respective RIO using the effective interest method. Deferred origination costs are $42,618 at December 31, 2004 and represent the unamortized costs incurred to originate RIOs generated by the Company’s home improvement operations.

8.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	Year ended December 31,
	2004	2003
DZ Credit Facility	$36,072,000	$28,965,000
Borrowing base line of credit	1,310,339	410,339
$5 million RIO revolving line of credit	1,984,135	3,351,762
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,963,661	2,036,562
FSB Note—Payable	—	2,500,000
Term loan	468,229	661,979
Other	256,120	252,513

	$42,054,484	$38,178,155

On February 11, 2003, in order to facilitate FCC’s change in business model from selling to holding portfolios of RIOs, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”), or the Agent. FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $163,000 and $130,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had outstanding borrowings of $36,072,000 and $28,965,000 under the Credit Facility, respectively.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At December 31, 2004, the maximum advance under the Credit Facility was approximately $34,969,000 based on eligible RIOs of $38,855,000. The $1,103,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit to an amount by which the outstanding borrowings do not exceed the maximum advance rate of eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Credit Facilities (Continued)

(i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (4.9% at December 31, 2004), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At December 31, 2004 the excess spread was 7.8%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at December 31, 2004. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

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

On May 24, 2004, the Company refinanced the FSB loan with a $2.5 million term note with Frost Bank which matured on August 30, 2004. Interest was payable monthly at LIBOR plus (1) 3.5% per annum each day from May 24, 2004 through June 23, 2004, (2) 4.5% per annum each day from June 24, 2004 through July 23, 2004 and (3) 5.5% per annum each day thereafter until the note was paid. The $2.5 million Frost Bank loan was paid on June 30, 2004 with proceeds from the Company’s public offering of its common stock.

One of the Company’s directors, Don A. Buchholz is a director of FSB and its parent. The FSB loan was guaranteed and secured by assets of a limited partnership in which Mr. Buchholz’ daughter’s children’s trust and daughter-in-law are limited partners. In consideration of the guaranty and collateral provided by the limited partnership, the Company paid the limited partnership a monthly fee equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan. For the years ended December 31, 2004 and 2003, the Company paid the partnership approximately $108,000 and $167,000, respectively, as a collateral fee, which has been recorded as interest expense on the financing of RIO portfolios in the Company’s consolidated financial

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Credit Facilities (Continued)

statements, and approximately $42,000 and $67,000, respectively, to FSB as interest. As a result of the collateral fee, the effective interest rate on the FSB loan was 14%. These agreements terminated upon payment of the FSB loan on May 24, 2004.

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

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (5.2% at December 31, 2004). The Revolving Line, as amended, matures May 30, 2006 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At December 31, 2004 and 2003, the Company had outstanding borrowings of $1,984,135 and $3,351,762, respectively, under the Revolving Line.

Prior to entering into the Credit Facility with DZ Bank, FCC typically held RIOs for less than three months before selling portfolios of RIOs to unrelated financial institutions or insurance companies. Subsequent to entering into the Credit Facility, FCC holds RIOs until the first payment is made by the customer, typically within 30 days, and then sells the RIOs to its subsidiary FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line.

The Borrowing Base Line allows borrowings up to $3 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At December 31, 2004 and 2003, the Company had outstanding borrowings of $1,310,339 and $410,339 under the Borrowing Base Line. At December 31, 2004, the Company had an additional borrowing capacity of approximately $1,690,000. The Borrowing Base Line matures May 30, 2006. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (5.2% at December 31, 2004). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (5.2% at December 31, 2004). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries and the Company and its subsidiaries are guarantors. At December 31, 2004 and 2003, the outstanding balance of the Term Loan was $468,229 and $661,979, respectively.

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

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $2,619 through February 2009. At December 31, 2004 and 2003, the aggregate amount outstanding was $256,120 and $252,513, respectively.

The Company’s credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and interest coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at December 31, 2004.

Maturities of long-term debt as of December 31, 2004, are as follows:

2005	$1,314,872
2006	2,432,130
2007	872,564
2008	35,887,988
2009	126,195
Thereafter	1,420,735

$42,054,484

9.	Capital Leases

Capital leases mature at various dates between January 2006 and February 2009 and are collateralized by assets (including equipment, land and building) under the leases having a cost of $1,299,009, and accumulated amortization of $570,605 and $436,537 at December 31, 2004 and 2003, respectively. Amortization expense on capital leases is included in depreciation expense. As of December 31, 2004, future minimum payments under capital leases are as follows:

2005	$191,632
2006	164,284
2007	91,745
2008	91,745
2009	15,291
Thereafter	—

Total minimum lease payments	554,697
Interest discount amount	(72,088)

Total present value of minimum lease payments	$482,609

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the year ended December 31, 2004 and 2003, of approximately $163,000 and $199,000, respectively.

On June 28, 2004, the Company completed a secondary offering to the public of 1,303,050 shares of its common stock in a firm commitment underwriting at a public offering price of $7.20 per share. BB&T Capital Markets and Southwest Securities, Inc. were the underwriters for the offering.

Southwest Securities, Inc. is a wholly-owned subsidiary of SWS Group, Inc., a publicly traded company for which Don A. Buchholz, a member of the Company’s board of directors, serves as chairman of the board. Other than as acting as one of the underwriters in an offering completed by the Company in June 2004, the Company did not have any business relationship with Southwest Securities. As of December 31, 2004, SWS Group, Inc. owned 457,154 shares of our common stock. Mr. Buchholz also is a director of First Savings Bank, or FSB, one of the Company’s lenders and a subsidiary of SWS Group. As of December 31, 2004, Don A. Buchholz beneficially owned 584,154 shares of the Company’s common stock, which includes 457,154 shares owned by SWS Group.

On May 23, 2003, the Company obtained a $4 million loan from FSB. On May 24, 2004, the FSB loan was refinanced with a $2.5 million short-term note with Frost Bank. The FSB loan was secured by collateral that included securities held in brokerage accounts in the name of Don A. Buchholz and additional securities held in brokerage accounts in the name of Angela Buchholz Children’s Trust and Chrystine B. Roberts and Mary A. Roberts as Joint Tenants. The FSB loan was further secured with real estate owned by Chickadee Partners, L.P. and the unconditional guarantees of the Company, Chickadee Partners, L.P. and Bosque-Chickadee Management Company, LLC, the General Partner of Chickadee Partners, L.P. In consideration for the guarantees and collateral provided by Chickadee Partners, L.P., the Company paid Chickadee Partners, L.P. a monthly payment equal to the difference between 14% and the prime rate on the outstanding principal of the FSB loan until the obligation was paid on May 24, 2004. As a result, the effective interest rate for the FSB loan was 14%. The Company paid Chickadee Partners, L.P. a collateral fee of $108,000 and $167,000 for the years ended December 31, 2004 and 2003, respectively. The Company paid FSB interest of $42,000 and $67,000 for the years ended December 31, 2004 and 2003, respectively. The Angela Buchholz Children’s Trust and Chrystine B. Roberts are limited partners in Chickadee Partners, L.P. Angela Buchholz is the daughter-in-law of Don A. Buchholz and Chrystine B. Roberts is Mr. Buchholz’s daughter, and except for their relationship to Mr. Buchholz, neither is affiliated with the Company. Mr. Buchholz does not own any interest in Chickadee Partners, L.P. and has not received any compensation from the Company or Chickadee Partners, L.P. for providing the Company with his property to partially secure the FSB loan. The $2.5 million Frost Bank short-term note was paid on June 30, 2004 with a portion of the proceeds from the Company’s secondary offering of common stock.

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

principal balance of RIOs purchased, into a restricted bank account, to offset the credit risk in its purchased portfolio (the “Hold Back Reserve”). If credit losses exceeded certain thresholds over specified periods of time, the Company was required to reimburse the financial institution for the excess credit losses, up to a specified maximum as defined in the agreement, and conversely, if credit losses were less than specified thresholds over certain periods of time, the financial institution released the Hold Back Reserve to the Company, as well as was required to reimburse the Company for credit losses less than the specified thresholds, up to a specified maximum. The Company routinely reviewed the credit loss experience of the RIOs underlying these agreements with the financial institution. During the year ended December 31, 2002, approximately $40,000 of credit losses were charged against the reserve. The Company had estimated that at December 31, 2002, the maximum liability for credit losses under these agreements was $300,000 based upon the specified maximum reimbursement as defined in the agreements. However, based on estimates of expected losses, the Company had established an accrual for credit losses of approximately $104,000 at December 31, 2002.

On June 5, 2003, the Company and Bank One terminated all prior agreements and no further obligations exist between the parties at December 31, 2003.

Servicing Obligations

Prior to June 2003, the Company provided, for a fee, servicing of RIO portfolios which had been sold to Bank One. The Company measured the fair value of the servicing rights utilizing a present value analysis of the estimated after-tax net cash flows of the services provided. Factors involved in the analysis included estimating the expected servicing fees including estimates for losses and prepayments, direct costs of servicing, unit overhead costs related directly to servicing and discount rates commensurate with the risks involved. No servicing asset or liability has been recorded because the fees the Company received for servicing the RIO portfolio sold to Bank One approximated the related costs.

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

Rent expense recognized under non-cancelable operating leases was approximately $2,635,000, $1,811,000, and $1,201,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2004, are approximately:

2005	$2,411,839
2006	1,652,501
2007	987,045
2008	447,577
2009	283,636
Thereafter	5,065

Total minimum lease payments	$5,787,663

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies (Continued)

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

In November 1997, U.S. Remodelers, a wholly-owned subsidiary of the Company, issued 80,000 shares of Series A Preferred Stock (the “Mandatorily Redeemable Preferred Stock”) with a redemption price of $10.00 per share.

The Company was required to redeem 8,000 shares of the Mandatorily Redeemable Preferred Stock each June and December, together with accrued and unpaid dividends. At December 31, 2004 and 2003, there were no outstanding shares of the Mandatorily Redeemable Preferred Stock.

13.	Capitalization

U.S. Home Systems, Inc. has authorized 30,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock.

On May 5, 2003, the Company entered into a Stock Purchase Agreement with Bibicoff & Associates, Inc. (“Bibicoff”). Pursuant to the Stock Purchase Agreement, Bibicoff purchased in a private transaction 50,000 restricted shares of the Company’s common stock (the “Shares”) for $275,000 or $5.50 per share. The purchase price was paid by delivering to the Company $50.00 in cash and a promissory note payable to the Company in the principal amount of $274,950. Interest under the promissory note is payable quarterly at the one-year LIBOR (3.12% at December 31, 2004). The promissory note is due and payable on October 1, 2005 or 60 calendar days after the effective date of a registration statement which includes the Shares, whichever date shall first occur. The note is secured with the Shares. Additionally, Harvey Bibicoff, the president of Bibicoff, has personally guaranteed the payment of the note.

On June 28, 2004, the Company completed a secondary public offering of 1,303,050 shares of its common stock. The offering was priced at $7.20 and generated net proceeds of approximately $7.3 million, net of offering expenses of $2.1 million, including $652,000 underwriting discount, $300,000 to cover expenses of the underwriter, and $1,134,000 in expenses related to legal, accounting, printing and various other fees. The Company has used a portion of the proceeds to repay its $2.5 million secured term note with Frost Bank. The remaining proceeds are being utilized by the Company to fund expansion of its operations with The Home Depot, fund the growth of the Company’s consumer finance subsidiary, FCC, and for general working capital.

Effective July 1, 2004, the Board of Directors approved the cancellation of 2,951 shares of common stock.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Royalties and Licensing Fee Income

In 2003, USA Deck entered into a Proprietary Information Licensing Agreement (the “Licensing Agreement”) with Universal Forest Products, Inc. (“Universal”). The seven year Licensing Agreement provided Universal the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The Licensing Agreement is limited to certain geographical markets in which Universal provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Universal and The Home Depot. The Licensing Agreement required Universal to pay USA Deck royalties based upon Universal’s sales from these products. During the second through seventh year of the Licensing Agreement Universal agreed to pay USA Deck a guaranteed minimum royalty if certain annual sales of deck products were not obtained by Universal. In addition, Universal paid USA Deck an up-front licensing assistance fee of $150,000 which was being recognized as other revenues over the term of the related agreement.

On September 27, 2004, Universal and USA Deck mutually agreed to terminate the Licensing Agreement. Pursuant to the termination provisions, Universal paid USA Deck a termination fee of $25,000 and the parties agreed that all guaranteed minimum royalty fees (including those for the second annual year) are deemed satisfied. Effective with termination of the Licensing Agreement, the Company recognized as other revenues the remaining unamortized balance of the initial licensing fee. For the years ended December 31, 2004 and 2003, the Company recorded approximately $159,000 and $22,000 for royalty and license fees under the agreement, including the termination fee.

In February 2004, USA Deck entered into a licensing agreement with Outback Installations, Inc. (“Outback”). The licensing agreement is for a period of seven years and provides Outback the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Outback provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Outback and The Home Depot. The licensing agreement requires Outback to pay USA Deck royalties based upon Outback’s sales from these products. In addition, Outback and USA Deck entered into a one-year consulting agreement whereby USA Deck will provide consulting to Outback for the commercial manufacturing of the related products. Outback paid USA Deck an up-front fee of $125,000 related to the consulting agreement, which is being recognized as other revenue over the term of the related agreement. For the year ended December 31, 2004, the Company recorded approximately $104,000 in consulting fees under the agreement.

15.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Reserve for loan loss and doubtful accounts	$264,899	$199,169
Vacation accrual	92,352	67,251
Inventory reserve	75,126	41,016
Other	155,219	(59,176)

Deferred tax asset	$587,596	$248,260

Depreciation	(429,000)	(261,707)

Deferred tax liability	$(429,000)	$(261,707)

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Income Taxes (Continued)

The provision (benefit) for income taxes at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	December 31,
	2004	2003	2002
Federal tax (benefit) from continuing operations at statutory rate	$(478,269)	$831,234	$859,766
State income taxes, net of federal tax benefit	(7,442)	116,996	85,517
Other	25,069	4,902	10,219

	$(460,642)	$953,132	$955,502

The provision (benefit) for income taxes consisted of the following:

	December 31,
	2004	2003	2002
Current:
Federal	$(291,903)	$925,322	$812,605
State	(11,275)	228,748	128,685

Total current	(303,178)	1,154,070	941,290
Deferred:
Federal	$(147,693)	$(164,898)	$12,914
State	(9,771)	(36,040)	1,298

Total deferred	(157,464)	(200,938)	14,212

	$(460,642)	$953,132	$955,502

Income tax benefits attributable to stock option transactions of $47,685 in 2004 were included in Additional Capital in the Consolidated Balance Sheets.

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

License fees pursuant to the license agreement were $812,278, $952,741 and $825,806 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

17.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. The Company made contributions of approximately $29,500 for the year ended December 31, 2002. The Company did not make contributions for the years ended December 31, 2004 and 2003.

18.	Stock Options

The Company’s stock option plans provide for the grant of incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options (“NSOs”) (collectively ISOs and NSOs are referred to as “Awards”). The option plans are administered by the Company’s Board of Directors. The purpose of the Company’s option plans is to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company. Each option Award is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the Board of Directors, usually over a period of three to five years. The provisions of the option agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date of grant. The exercise prices for options granted under the plans may be no less than the fair market value of the common stock on the date of grant. During 2004, 2003 and 2002, no options were granted to other than employees or directors.

On June 12, 2002, the shareholders of the Company approved an amendment to the Company’s 2000 Stock Compensation Plan (the “Plan”). The Plan was originally approved by the stockholders on January 12, 2001. The Plan initially limited the maximum number of shares of common stock with respect to which options may be granted under the Plan to 10% of the Company’s outstanding common stock, up to 3,000,000 shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. The amendment, as approved by the stockholders, provided for the maximum number of shares of common stock to which options may be granted to 3,000,000 shares without limitation, and also provided for the limit on the number of shares in respect of which options may be granted to any one person under the Plan to 300,000 shares during any single calendar year. Subsequent to the stockholders approval of the Plan amendment, the Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

18.	Stock Options (Continued)

At December 31, 2004, options to purchase 797,451 shares of common stock were available for grant under the Plan.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002, are as follows:

	2004		2003		2002
	No. of Underlying Shares	Weighted Average Exercise Price	No. of Underlying Shares	Weighted Average Exercise Price	No. of Underlying Shares	Weighted Average Exercise Price
Outstanding at beginning of year	788,612	$4.75	752,230	$4.87	698,020	$4.78
Granted	51,461	$6.71	173,710	$6.24	127,976	$5.21
Exercised	(40,266)	$3.92	(16,230)	$4.43	—	—
Forfeited	(58,630)	$5.57	(121,098)	$7.68	(73,766)	$4.66

Outstanding at end of year	741,177	$4.86	788,612	$4.75	752,230	$4.87

Exercisable at end of year	522,865	$4.57	442,454	$4.43	376,091	$5.53

Weighted average fair value of options granted during the year	$1.94		$1.78		$1.70

The following information summarizes stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$3.44—$4.55	417,369	$3.80	5.12	368,676	$3.78
$4.95—$5.38	198,746	$5.26	7.92	102,588	$5.27
$6.71—$12.96	125,062	$7.76	7.96	51,601	$8.87

	741,177	$4.86	6.35	522,865	$4.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the years ended December 31, 2004, 2003 and 2002 were determined with the following assumptions: expected dividend yield is 0%, expected stock price volatility of 30%-35%, risk free interest rate of 3.5% (2004), 3.0% (2003) and 2.5% - 3.5% (2002) and expected life of options of 4 - 5 years.

19.	Restricted Stock Plan

Pursuant to the 2004 Restricted Stock Plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. Our Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

19.	Restricted Stock Plan (Continued)

termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. At December 31, 2004, 500,000 shares of common stock were available for grants of restricted stock awards and no restricted stock awards had been granted under this plan.

20.	Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with RbA to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” The Company commenced operations under the Retailer Agreement in February 2002. As a result of the Company’s current business strategy to expand its business with The Home Depot, the Company believes that the sale and installation of RbA window and patio doors in a single designated market is not compatible with its current business and growth strategy. Therefore, in November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. The Company expects to complete installation of pending orders in the first quarter of 2005. Additionally, for a period of two years from the completion date of an RbA product installation for a customer, the Company will perform (or have others perform) any services necessary to fulfill its installation warranty for its customers.

The Company will convert its Torrance and Costa Mesa, California RbA showrooms to kitchen and bath products center to service The Home Depot stores in these markets. RbA agreed to purchase the displays and signs in the Costa Mesa showroom from the Company; however, they are not obligated to purchase the displays and signs at the Torrance showroom.

As a result of the termination of the RbA agreement, the Consolidated Financial Statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation. Summarized financial information for the RbA operations is set forth below (in thousands):

	2004	2003	2002
Revenues	$4,859	$4,611	$2,142
Operating income/(loss)	552	65	(812)
Income tax expense (benefit)	178	29	(275)
Net income (loss)	346	36	(537)
Loss on disposal of RbA, net of tax	17	—	—
Assets held for sale	42	—	—
Warranty reserve	(24)	—	—

The loss on disposal resulted from asset impairments related to the Company’s showroom displays in its Torrance facility.

At December 31, 2004, assets related to discontinued operations are recorded at their cost of $42,000 and are reported as Assets held for sale in the Company’s Consolidated Balance Sheet. These assets include product displays and the signage from the Company’s Costa Mesa showroom. RbA is expected to purchase the displays and signs in the first quarter of 2005.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

20.	Discontinued Operations (Continued)

At December 31, 2004, the warranty reserve balance of $24,000 is included in “other accrued liabilities” in the Company’s Consolidated Balance Sheet.

Assets relating to the discontinued operations are included in the Home Improvement – Interior segment of the business.

21.	Earnings Per Share

The following table sets forth the computation of earnings per share:

	December 31,
	2004	2003	2002
Income (loss) applicable to common stockholders:
Net income (loss) from continuing operations	$(946,030)	$1,491,673	$1,573,222
Income (loss) from discontinued operations	345,692	36,270	(537,017)

Net income (loss)	$(600,338)	$1,527,943	$1,036,205
Accrued dividends—mandatorily redeemable preferred stock	—	(8,000)	(28,000)

Income applicable to common stockholders	$(600,338)	$1,519,943	$1,008,205

Weighted average shares outstanding—basic	7,230,021	6,492,347	5,972,853
Effect of dilutive securities	—	371,259	121,385

Weighted average shares outstanding—diluted	7,230,021	6,863,606	6,094,238

Net income (loss) per basic share:
Continuing operations	$(0.13)	$0.23	$0.26
Discontinued operations	0.05	—	(0.09)

Net income (loss) per basic share	$(0.08)	$0.23	$0.17

Net income (loss) per diluted share:
Continuing operations	$(0.13)	$0.22	$0.26
Discontinued operations	0.05	—	(0.09)

Net income (loss) per diluted share	$(0.08)	$0.22	$0.17

Outstanding stock options to purchase 741,177, 41,438 and 257,912 shares of the Company’s common stock at December 31, 2004, 2003 and 2002 were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

22.	Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2004				2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$18,181	$23,823	$23,053	$23,709	$13,600	$19,794	$20,499	$20,055
Net income (loss) from continuing operations	(247)	339	(834)	(204)	(577)	991	512	566
Discontinued operations	(27)	67	345	(39)	(18)	(47)	39	62
Net income (loss)	(274)	406	(489)	(243)	(595)	944	551	628
Net income (loss) from continuing operations per common share:
Basic	$(0.04)	$0.05	$(0.10)	$(0.03)	$(0.09)	$0.15	$0.08	$0.09
Diluted	$(0.04)	$0.05	$(0.10)	$(0.03)	$(0.09)	$0.15	$0.07	0.08
Discontinued operations per common share:
Basic	$—	$0.01	$0.04	$—	$—	$(0.01)	$0.01	$0.01
Diluted	$—	$0.01	$0.04	$—	$—	$(0.01)	$0.01	0.01
Net income (loss) per common share:
Basic	$(0.04)	$0.06	$(0.06)	$(0.03)	$(0.09)	$0.15	$0.08	$0.10
Diluted	$(0.04)	$0.06	$(0.06)	$(0.03)	$(0.09)	$0.14	$0.08	$0.09
Weighted average common shares outstanding
Basic	6,527,507	6,608,883	7,884,274	7,885,032	6,453,371	6,459,997	6,509,570	6,519,096
Diluted	6,527,507	6,977,392	7,884,274	7,885,032	6,453,371	6,747,278	6,946,136	6,976,021

The Company has recast its quarterly financial data for the years ended December 31, 2004 and 2003 to reflect its RbA business as a discontinued operation.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

IOE-1

Exhibit Number	Description of Exhibit
10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18†††	Agreement in Respect of Termination of Loan Purchase and Servicing Agreement dated April 30, 2003, by and between Bank One, N.A. and First Consumer Credit, Inc.

10.19†††	Promissory Note dated May 23, 2003, in the principal amount of $4,000,000 payable by First Consumer Credit, Inc., as Maker, to First Savings Bank, a Federal Savings Bank, as Payee

10.20†††	Deed of Trust, Assignment of Rents and Security Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Grantor, Richard J. Driscoll, as Trustee, and First Savings Bank, as Beneficiary, which secures the payment of the First Savings Bank Note with certain real estate and improvements located in Transylvania County, North Carolina

10.21†††	Security and Pledge Agreement dated May 23, 2003, by and between Chrystine B. Roberts and Mark A. Roberts Joint Tenants, as Pledgor, and First Savings Bank, as Secured Party, which secures the payment of the First Savings Bank Note with a securities account at Charles Schwab & Co., Inc.

10.22†††	Security and Pledge Agreement dated May 23, 2003, by and between Angela Buchholz Children’s Trust, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.23†††	Security and Pledge Agreement dated May 23, 2003, by and between Don A. Buchholz, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.24†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between U.S. Home Systems, Inc., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.25†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

IOE-2

Exhibit Number	Description of Exhibit
10.26†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Bosque-Chickadee Management Company LLC, as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.27¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.28¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.29¥	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.30¥	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.31¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.32¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.33¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.34¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.35¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.36¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.37¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.38¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.39¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.40¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.41¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.42¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.43¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.44¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.45¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

IOE-3

Exhibit Number	Description of Exhibit
10.46¥¥	Agreement by and between U.S. Home Systems, Inc., First Consumer Credit, Inc. and Chickadee Partners, L.P. effective as of May 23, 2003

+10.47¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.48***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.49****	Employment Agreement effective November 30, 2002 between USA Deck, Inc., U.S. Home Systems, Inc. and Daniel L. Betts

+10.50¥¥¥¥	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.51¥¥¥¥	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.52[z]	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.53[z]	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.54[z]	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.55[z]	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.56[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.57[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.58zz	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.59zzz	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.60zzz	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.61zzz	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.62°	Non-Employee Director Compensation Plan

+10.63°	Form of Restricted Stock Agreement for Non-Employee Directors

+10.64°	Form of Restricted Stock Agreement for Employees

21.1¥¥¥¥	Subsidiaries of the Company

23.1°	Consent of Grant Thornton LLP

23.2°	Consent of Ernst & Young LLP

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

IOE-4

Exhibit Number	Description of Exhibit
31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

°	Filed herewith.
+	Management contract or compensatory plan or arrangement.
*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 10, 2003, and which is incorporated herein by reference.
¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
¥¥¥¥	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
z	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
zz	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
zzz	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.

IOE-5