Form 10-Q
period 2005-03-31
US HOME SYSTEMS INC
filed 2005-05-12
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐    No  ☒

As of May 7, 2005, there were 7,928,245 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$1,714,310	$3,441,804
Restricted cash	659,355	1,135,394
Accounts receivable, net	3,555,233	4,345,405
Income tax receivable	1,100,012	402,427
Notes receivable	54,187	56,339
Commission advances	584,783	712,944
Inventories	3,681,453	4,026,387
Prepaid expenses	965,668	827,176
Assets held for sale	—	41,696
Deferred income taxes	587,596	587,596
Finance receivables held for investment, net	40,376,147	40,158,317
Property, plant, and equipment, net	7,791,320	8,023,941
Goodwill	7,357,284	7,357,284
Other assets	1,006,763	1,040,232

Total assets	$69,434,111	$72,156,942

Liabilities and Stockholders’ Equity
Accounts payable	$4,350,011	$4,362,745
Customer deposits	1,446,849	1,704,308
Accrued wages, commissions, and bonuses	1,021,951	867,179
Federal and state taxes payable	387,890	345,240
Other accrued liabilities	757,898	719,571
Deferred income taxes	429,000	429,000
Deferred revenues	—	10,417
Debt	40,596,441	42,054,484
Capital lease obligations	443,468	482,609

Total liabilities	$49,433,508	$50,975,553

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,890,745 and 7,885,122 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	7,891	7,885
Additional capital	17,436,931	17,401,707
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	2,830,731	4,046,747

Total stockholders’ equity	20,000,603	21,181,389

Total liabilities and stockholders’ equity	$69,434,111	$72,156,942

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended March 31,
	2005	2004
		(restated)
Revenues:
Remodeling contracts	$19,606,319	$16,739,552
Gains from loan portfolio sales	—	71,607
Interest income	1,452,094	1,299,521
Other	70,063	70,118

Total revenues	$21,128,476	$18,180,798
Costs and expenses:
Cost of remodeling contracts	$10,502,857	$8,353,850
Branch operations	1,049,185	665,580
Sales, marketing and license fees	7,379,033	6,413,157
Interest expense on financing of loan portfolios	523,291	431,241
Provision for loan losses	236,660	155,048
General and administrative	3,332,647	2,527,416

Loss from operations	$(1,895,197)	$(365,494)

Interest expense	(101,840)	(74,142)
Other income, net	46,352	16,115

Loss before income taxes	(1,950,685)	(423,521)
Income tax (benefit)	(718,213)	(167,247)

Net loss from continuing operations	$(1,232,472)	$(256,274)

Discontinued operations:
Income (loss) on discontinued operations	$28,130	$(27,434)
Tax expense (benefit)	(11,674)	9,328

Net income (loss) on discontinued operations	16,456	(18,106)

Net loss	$(1,216,016)	$(274,380)

Net loss per common share – basic and diluted:

Continuing operations	$(0.15)	$(0.04)
Discontinued operations	—	—

Net loss	$(0.15)	$(0.04)

Weighted average common shares outstanding – basic and diluted	7,889,749	6,527,507

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2005	2004
		(restated)
Operating Activities
Net loss	$(1,216,016)	$(274,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	500,694	431,829
Net provision for loan losses and bad debts	253,842	142,967
Other – non-cash	33,829	(71,607)
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	—	695,181
Purchases of finance receivables for sale	—	(623,574)
Accounts receivable	772,990	(95,885)
Inventories	344,934	(273,413)
Commission advances and prepaid expenses	(10,331)	(304,228)
Accounts payable and customer deposits	(270,194)	1,940,860
Other, net	(493,915)	(619,095)

Net cash provided by (used in) operating activities	(84,167)	948,655

Investing Activities
Purchases of property, plant, and equipment	(243,156)	(581,052)
Proceeds from sale of assets	42,300	—
Purchase of finance receivables	(6,528,343)	(7,034,309)
Customer payments on finance receivables	6,104,865	5,172,340
Other	2,152	(1,809)

Net cash used in investing activities	(622,182)	(2,444,830)

Financing Activities
Proceeds from lines of credit and long-term borrowings	4,712,430	10,929,570
Principal payments on lines of credit, long-term debt, and capital leases	(6,209,614)	(9,264,549)
Change in restricted cash	476,039	(47,064)
Proceeds from issuance of common stock	—	27,184

Net cash provided by (used in) financing activities	(1,021,145)	1,645,141

Net increase (decrease) in cash and cash equivalents	(1,727,494)	148,966
Cash and cash equivalents at beginning of period	3,441,804	1,980,634

Cash and cash equivalents at end of period	$1,714,310	$2,129,600

Supplemental Disclosure of Cash Flow Information
Non-cash capital expenditures	$—	$85,000

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2005

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock Compensation

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005 and the Company will begin recognizing option expense January 1, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 and 2004, as well as the expected effect of adopting SFAS No. 123R.

	Three months ended March 31,
	2004	2003
Pro forma:
Net loss as reported	$(1,216,016)	$(274,380)
Restricted stock compensation expense included in income, net of tax	20,715	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(59,852)	(39,080)

Pro forma net loss	$(1,255,153)	$(313,460)

Loss per common share – as reported – basic and diluted	$(0.15)	$(0.04)

Loss per common share – pro forma – basic and diluted	$(0.16)	$(0.05)

Reclassifications

Certain reclassifications have been made to conform to the prior period amounts to the current period presentation.

The Company has revised its quarterly financial data for the three months ended March 31, 2004 from that previously reported in its unaudited report on Form 10-Q to reflect the operating results, net of tax, of its RbA operations, as a discontinued operation.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In addition to SFAS No. 123R more fully discussed above, the FASB issued SFAS No. 151, “Inventory Costs,” which amends ARB 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current period expenses. Also, the Statement requires fixed overhead costs to be allocated to inventory based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company does not expect a material effect from adoption of this pronouncement.

3.	Information About Segments

The Company has three operating segments and is engaged in two lines of business, the specialty product home improvement business and the consumer financing business. The Company’s operating segments have been aggregated and reported based on the nature of products or services offered to consumers. The Company’s home improvement operations consists of two reporting segments; the interior products segment (consisting principally of kitchen and bath products) and the exterior products segment (consisting of wood decks and related accessories). The Company’s consumer finance business consists of one reporting segment.

The Company’s home improvement operations are engaged, through direct consumer marketing, in the design, manufacturing, sales, and installation of custom quality specialty home improvement products. The Company’s primary product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and wood decks and related accessories. The Company manufactures certain of its own cabinet refacing, custom countertops, bathroom cabinetry and wood deck products.

The Company’s home improvement products are marketed directly to consumers through a variety of media sources under nationally recognized brands, “The Home Depot Kitchen and Bathroom Refacing,” “The Home Depot Installed Decks,” “Century 21 Home Improvements,” “Century 21 Cabinet Refacing,” as well as the Company’s own “Facelifters” brand.

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

The Company is a provider of kitchen and bathroom refacing solutions and wood decks to The Home Depot in selected markets. The Company currently offers its kitchen and bath refacing products in 370 The Home Depot stores primarily in the Western and Midwestern United States. In April 2005, the Company expanded its kitchen and bathroom servicing agreements with The Home Depot to add seven markets in Texas, Michigan, Utah and Nevada (which comprise approximately 140 The Home Depot stores). The Company provides wood deck products in over 240 The Home Depot stores in the Mid-Atlantic and Northeastern United States. In October 2004, the Company amended its wood deck servicing agreement with The Home Depot and added ten additional markets primarily in the Midwest (which comprise approximately 245 The Home Depot stores). Also in October 2004, the Company entered into an agreement with Universal Forest Products, Inc. (“Universal”) whereby the Company granted a limited license to Universal to manufacture pre-engineered deck component parts for the Company.

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases Retail Installment Obligations (“RIOs”) from remodeling contractors, including RIOs originated by the Company’s home improvement operations. During the three months ended March 31, 2005 and 2004, FCC originated approximately $1,266,000 and $2,135,000 of RIOs in the Company’s home improvement operations, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3.	Information About Segments (Continued)

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Home Improvement:
Interior products	$191	$164
Exterior products	178	124
Consumer Finance	148	110

	$517	$398

The following presents certain financial information of the Company’s segments for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three months ended March 31,
	2005	2004
Revenue
Home Improvement:
Interior products	$17,128	$12,014
Exterior products	2,495	4,752
Consumer Finance	1,505	1,415

Consolidated Total	$21,128	$18,181

Net loss from continuing operations:
Home Improvement:
Interior products	$151	(166)
Exterior products	(1,888)	(254)
Consumer Finance	(213)	(3)

Consolidated Total	$(1,950)	$(423)

Capital Expenditures
Home Improvement:
Interior products	$157	$76
Exterior products	76	587
Consumer Finance	10	3

Consolidated Total	$243	$666

Depreciation (Amortization)
Home Improvement:
Interior products	$211	$136
Exterior products	269	210
Consumer Finance	21	86

Consolidated Total	$501	$432

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3.	Information About Segments (Continued)

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Home improvement product lines:
Interior Products:
Kitchen refacing	$14,237	$9,535
Bathroom refacing	2,751	2,312
Replacement windows	140	167

Total	17,128	12,014
Exterior Products:
Wood decks	2,478	4,726
Other revenues	17	26

Total	2,495	4,752

Total Home Improvement revenues	$19,623	$16,766

The percentage of home improvement revenues attributable to each of the Company’s major brands is as follows:

	Three months ended March 31,
	2005	2004
Century 21 Home Improvements	23%	38%
The Home Depot	61	27
Company Brands(1)	16	35

Total	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended March 31,
	2005	2004
Interest income	$1,452	$1,300
Gains from loan portfolio sales	—	72
Other revenues and fees	53	43

Total revenues and fees	$1,505	$1,415

4.	Inventories

Inventories consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$2,442,269	$2,219,064
Work-in-progress	1,239,184	1,807,323

	$3,681,453	$4,026,387

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5.	Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	March 31, 2005	December 31, 2004
Principal balance:
Secured	$29,913,989	$30,065,206
Unsecured	11,310,209	10,920,995

Total principal balance	41,224,198	40,986,201
Net premium (discount)	(333,450)	(310,680)
Deferred origination costs, net of amortization	41,383	42,618
Allowance for losses on finance receivables	(555,984)	(559,822)

Carrying value of finance receivables	$40,376,147	$40,158,317

Number of loans	6,551	6,513

Allowance as a percentage of gross finance receivables	1.3%	1.4%
90+ days contractual delinquency:
Total amount delinquent	$261,680	$324,563

% delinquent	0.6%	0.8%

RIOs on non-accrual status	$301,575	$324,563

% on non-accrual status	0.7%	0.8%

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2005	2004
Balance at beginning of period	$559,822	$394,734
Provision for losses	236,660	155,048
Charge-offs, net of recoveries	(240,498)	(121,094)

	$555,984	$428,688

At March 31, 2005 and December 31, 2004, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2005	December 31, 2004
Due in one year or less	$9,473,415	$9,335,610
Due after one year through five years	22,497,793	22,375,235
Due after five years	9,252,990	9,275,356

Total	$41,224,198	$40,986,201

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase and fund RIO’s (see Note 6). At March 31, 2005 and December 31, 2004, the Company had approximately $36,694,000 and $38,056,000 outstanding under these lines of credit, respectively. During the three months ended March 31, 2005, the weighted average interest rate paid under these lines was 5.1%, and the weighted average interest rate earned on the portfolio was 14.1%. At March 31, 2005, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 14.1%.

In connection with RIOs originated by the Company, the Company incurs direct administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to reduce interest income over the term of the respective RIO using the effective interest method. Unamortized deferred origination costs were $41,383 and $42,618 at March 31, 2005 and December 31, 2004, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2005	December 31, 2004
DZ Credit Facility	$36,093,000	$36,072,000
Borrowing base line of credit	1,310,339	1,310,339
$5 million RIO revolving line of credit	600,565	1,984,135
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,940,920	1,963,661
Term loan	419,792	468,229
Other	231,825	256,120

	$40,596,441	$42,054,484

On February 11, 2003, FCC entered into a $75 million credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or the “Agent”). FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is a five-year program funded out of DZ Banks’ conduit, Autobahn, pursuant to which Autobahn funds loans made to FCCA through the issuance of commercial paper. DZ Bank provides a standby liquidity facility necessary for Autobahn to issue the commercial paper. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $40,000 for the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, the Company had outstanding borrowings of $36,093,000 and $36,072,000 under the Credit Facility, respectively.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At March 31, 2005, the maximum advance under the Credit Facility was approximately $35,457,000 based on eligible RIO’s of $39,397,000. The $636,000 difference between the facility balance and the maximum advance amount represents available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (5.2% at March 31, 2005), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At March 31, 2005 the excess spread was 7.2%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2005. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

On May 30, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement, as amended, includes a $5 million revolving line of credit (the “Revolving Line”), a $3 million line of credit (the “Borrowing Base Line”), and a term loan in the amount of $775,000 (the “Term Loan”). Concurrent with the execution of the Loan Agreement, the Company terminated and retired all prior credit agreements between the parties and all outstanding balances from the prior agreements were refinanced under the Loan Agreement.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6.	Credit Facilities (Continued)

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. FCC holds RIOs until the first payment is made by the customer, typically within 30 days, and then sells the RIOs to its subsidiary, FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line. FCC is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (5.7% at March 31, 2005). The Revolving Line, as amended, matures May 30, 2006 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At March 31, 2005 and December 31, 2004, the Company had outstanding borrowings of $600,565 and $1,984,135 under the Revolving Line, respectively.

The Borrowing Base Line allows borrowings up to $3 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At March 31, 2005 and December 31, 2004 the Company had outstanding borrowings of $1,310,339 under the Borrowing Base Line. At March 31, 2005, the Company had an additional borrowing capacity of approximately $1,690,000 under the line. The Borrowing Base Line matures May 30, 2006. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (5.7% at March 31, 2005). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (5.7% at March 31, 2005). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At March 31, 2005 and December 31, 2004, the outstanding balance of the Term Loan was $419,792 and $468,229, respectively.

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

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $2,619 through February 2009. At March 31, 2005 and December 31, 2004, the aggregate amount outstanding was $231,825 and $256,120, respectively.

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

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended March 31, 2005 and 2004, of approximately $37,000 and $41,000, respectively.

8.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9.	License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “Century 21™ Cabinet Refacing” and “Century 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were approximately $135,000 and $191,000 for the three months ended March 31, 2005 and 2004, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

10.	Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with Renewal by Andersen (“RbA”) to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” In November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. At March 31, 2005, the Company had substantially completed the installation of pending orders. Additionally, for a period of two years from the completion date of an RbA product installation for a customer, the Company will perform (or have others perform) any service necessary to fulfill its installation warranty for its customers.

11.	Restricted Stock Plan

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. Pursuant to the Restricted Stock Plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. Our Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant awards up to a maximum of 500,000 shares of common stock. At March 31, 2005, 456,877 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of our common stock under the Restricted Stock Plan. During the three months ended March 31, 2005, the Company issued 5,623 shares to non-employee directors as compensation and recorded approximately $35,000 of expense related to these shares. The shares were issued without restriction and were fully vested upon issuance. In addition, on March 28, 2005, 37,500 shares of restricted stock were issued to certain management and employees. These awards vest based upon the passage of time, generally over 3-4 years. The associated expense is being recognized over the vesting period.

12.	Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended March 31,
	2005	2004
Net loss:
Net loss from continuing operations	$(1,232,472)	$(256,274)
Net income (loss) from discontinued operations	16,456	(18,106)

Net loss	(1,216,016)	(274,380)

Weighted average shares outstanding – basic	7,889,749	6,527,507
Effect of dilutive securities	—	—

Weighted average shares outstanding – diluted	7,889,749	6,527,507

Net loss per share – basic and diluted:
Continuing operations	(0.15)	(0.04)
Discontinued operations	—	—

Net loss per share – basic and diluted	$(0.15)	$(0.04)

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

12.	Earnings Per Share (Continued)

Outstanding stock options to purchase 737,519 and 764,659 shares of the Company’s common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

13.	Subsequent Events

On May 10, 2005, the Company decided to cease manufacturing of wood decks at its Glen Mills, Pennsylvania, Westborough, Massachusetts and Bridgeport, Connecticut, facilities effective May 30, 2005. The Company will continue to operate deck sales and installation centers in these markets and will transition the Glen Mills and Westborough manufacturing facilities into distribution and warehouse centers. The Company will reassign some of its manufacturing personnel to manage and operate the warehouse facilities and others to supplement the installation workforce in these markets. The Company will also transfer certain personnel to its deck manufacturing facilities in Woodbridge, Virginia.

In connection with this plan, the Company expects to incur in the second quarter 2005 between $1.6 million and $1.8 million of exit costs, which include approximately $100,000 for employee severance costs, approximately $100,000 for costs as a result of the reduction of its installation vehicle fleet, an estimated $100,000 for equipment disposal expenses and between $1.3 million to $1.5 million for non-cash charges related to the impairment of certain assets utilized at the manufacturing facilities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2005 included herein, and our audited financial statements for years ended December 31, 2004, 2003 and 2002, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. These products are marketed under nationally recognized brands such as The Home Depot Kitchen and Bathroom Refacing, The Home Depot Installed Decks, Century 21 Home Improvements, Century 21 Cabinet Refacing, and under our own Facelifters brand. Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing and in-store displays. Our home improvement operations include two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our principal product lines include kitchen and bathroom cabinetry and cabinet refacing products and countertops. In our exterior products segment, our product line includes wood decks and related accessories.

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We operate 25 kitchen and bath sales and installation centers (three of which also provide replacement window products) in 16 states serving 20 major U.S. remodeling markets and maintain a marketing center in Boca Raton, Florida.

At March 31, 2005, we operated six wood deck sales and installation centers, four of which also serve as wood deck manufacturing centers. Effective May 30, 2005, we intend to discontinue manufacturing wood decks at our Glen Mills, Pennsylvania, Westborough, Massachusetts and Bridgeport, Connecticut facilities. We will continue to operate deck sales and installation centers in these markets and will transition the space currently dedicated to manufacturing into warehouse and distribution centers. We will continue to utilize our Woodbridge, Virginia manufacturing facility to serve our Washington, D.C., Maryland and Virginia customers. Additionally, our Woodbridge facility will manufacture decks and related accessories for our New Jersey and greater Philadelphia markets. We intend to service our deck customers in Connecticut, Massachusetts, Northern New Jersey and the greater Chicago markets by outsourcing the manufacturing of deck component parts to Universal Forest Products, Inc. and warehousing these materials in our facilities.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. As of March 31, 2005, we owned and serviced a RIO portfolio having a principal balance of approximately $41.2 million and our average RIO balance was approximately $6,293 with a weighted average remaining term of approximately 105 months. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other remodeling contractors.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot in designated markets. We intend for the remainder of 2005 to concentrate our efforts and to allocate our personnel and capital resources to continue the expansion of the roll out of wood decks, and kitchen and bath refacing products in designated The Home Depot stores.

Results of Operations

Results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

	(In thousands) Three months ended March 31,
	2005					2004
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$17,128	$2,495	$19,623	$1,505	$21,128	$12,014	$4,752	$16,766	$1,415	$18,181
Costs and expenses:
Costs of remodeling contracts	8,095	2,408	10,503	—	10,503	5,350	3,004	8,354	—	8,354
Branch operations	1,049	—	1,049	—	1,049	666	—	666	—	666
Sales, marketing and license fees	6,292	1,087	7,379	—	7,379	5,240	1,173	6,413	—	6,413
Interest expense on financing of loan portfolios	—	—	—	523	523	—	—	—	431	431
Provision for loan losses	—	—	—	237	237	—	—	—	155	155
General and administrative	1,556	847	2,403	929	3,332	920	783	1,703	824	2,527

Operating income (loss)	136	(1,847)	(1,711)	(184)	(1,895)	(162)	(208)	(370)	5	(365)
Interest expense	30	42	72	29	101	19	47	66	8	74
Other income	45	1	46	—	46	15	1	16	—	16

Income before income taxes	151	(1,888)	(1,737)	(213)	(1,950)	(166)	(254)	(420)	(3)	(423)
Income tax (benefit)	69	(695)	(626)	(92)	(718)	(66)	(100)	(166)	(1)	(167)

Net income/(loss) from continuing operations	$82	$(1,193)	$(1,111)	$(121)	$(1,232)	$(100)	$(154)	$(254)	$(2)	$(256)

Net income (loss) from discontinued operations	16	—	16	—	16	(18)	—	(18)	—	(18)

Net income (loss)	$98	$(1,193)	$(1,095)	$(121)	$(1,216)	$(118)	$(154)	$(272)	$(2)	$(274)

Consolidated revenues were $21,128,000 in the three months ended March 31, 2005, as compared to $18,181,000 in the three months ended March 31, 2004. Net loss was $1,216,000, or $0.15 per share, as compared to $274,000, or $0.04 per share, for the three months ended March 31, 2005 and 2004, respectively.

Management’s Summary of Results of Operations.

Interior Products – During the three months ended March 31, 2005, in our interior products segment, we continued to enter new markets and expand our business in connection with our services agreement with The Home Depot. During the current quarter, we opened kitchen and bath sales and installation centers in the Phoenix, St. Louis, Las Vegas and Milwaukee markets, which comprise approximately 75 The Home Depot stores. As of March 31, 2005, our kitchen and bath refacing products and services are available to The Home Depot customers in approximately 395 stores.

For the quarter ended March 31, 2005 we achieved a record new sales order volume for a first quarter period in our interior products segment. New sales orders were $18,202,000, an increase of 14.7% as compared with $15,868,000 in the same quarter last year. The increase in new orders reflects the growth of our program with The Home Depot. Although we achieved a record level of new sales orders in the quarter, we experienced a 30% decline in new sales orders in our core operations as compared with the same quarter last year. During the first quarter 2005, we allocated certain sales personnel and marketing resources to our program with The Home Depot. These resources were previously allocated to our core operations which we market under the Century 21 Home Improvements brand and our own Facelifters brand in selected markets. Although certain of these resources have been permanently reassigned to serve The Home Depot program, we are currently evaluating our resource requirements in each of our markets. In April 2005, we permanently reassigned all our Detroit core sales personnel to serve our The Home Depot program in the greater Detroit area.

Revenues in our interior products segment for the three months ended March 31, 2005 were $17,128,000, an increase of 42.6% as compared with $12,014,000 in the same quarter last year. Revenues from The Home Depot program accounted for approximately 56% of our interior products segment revenues in the first quarter 2005 as compared to 13% in the same period last year. In addition to the increased number of The Home Depot markets we serviced in the first quarter 2005 as compared with the prior year period, revenues in our California markets increased significantly. During 2004, we had encountered difficulties in recruiting a sufficient number of qualified subcontractor installers in our California kitchen and bath centers, and consequently we were unable to achieve our normal cycle time of 55 – 60 days to complete sales orders. In October 2004, management implemented a plan to establish an employee-based installation workforce and increased installer labor pay rates, believing that an adequate supply of labor is available on an employee basis as opposed to a limited number of qualified subcontractors. As a result of implementing this program, we have significantly improved the timeliness of completing sales orders in our California operations.

Net income from continuing operations in our interior products segment was $82,000 for the three months ended March 31, 2005 as compared with a net loss of $100,000 for the three months ended March 31, 2004. As expected, we incurred an operating loss in our new markets opened in the first quarter 2005. As discussed earlier, we opened four new markets in the first quarter 2005 as compared with one new market in the same quarter last year. Additionally, installation labor costs in our California centers were higher in the current period as compared with the first quarter 2004. In January 2005, we implemented a sales price increase in our California centers to offset the increased labor costs, however, as a result of our cycle time to complete new sales orders, we did not fully realize the benefits of this price increase during the quarter.

In April 2005, we expanded our kitchen and bathroom refacing service agreements with The Home Depot to add seven additional markets located in Texas, Michigan, Utah and Reno, Nevada (which comprise approximately 140 stores). We plan to begin offering these products in these markets in the second quarter 2005.

Exterior Products – In connection with our expansion program with The Home Depot, in 2003 and 2004, we opened deck sales, installation and manufacturing facilities in Glen Mills, Pennsylvania, Westborough, Massachusetts, and Bridgeport, Connecticut. In January 2005, we opened a deck sales and installation center in Chicago, Illinois to serve The Home Depot customers in this market. These facilities, combined with our original manufacturing facility in Woodbridge, Virginia, currently provide our deck products and services to approximately 330 The Home Depot stores located in the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, the greater Chicago, Illinois area, and the states of New Jersey and Pennsylvania.

During the third and fourth quarters of 2004, new sales orders for deck products sharply declined. Consequently, we sustained significant operating losses in these periods as we were unable to proportionately increase revenues to cover our higher fixed operating expenses. In October 2004 we implemented certain cost reduction programs, including work force reductions and re-assignment of certain personnel. Since then, we have continued to evaluate and implement additional actions to return our deck operations to profitability, including marketing and sales programs to increase customer leads, re-building the deck product sales force, consolidation of certain operations and evaluating methods to increase manufacturing efficiencies across the markets we serve.

New sales orders in the first quarter 2005 were $4,212,000 as compared with $5,697,000 in the same quarter last year. The decline in new orders was principally due to extreme weather conditions in the Northeast which adversely affected our ability to generate customer leads and new sales orders. Approximately 63% of our first quarter 2005 new sales orders were generated in the month of March when the extreme weather conditions began to subside. In April 2005, new sales orders were approximately $3,900,000 as compared with $3,200,000 in April 2004.

We are continuing to work with The Home Depot to refine our marketing programs and increase advertising in the markets we serve. In addition to The Home Depot marketing, we intend to reinstitute a direct marketing campaign targeted at the recently constructed residences in the greater Washington, D.C. and

Virginia markets. If our marketing program is successful, we intend to expand this program in other selected markets which we serve.

Revenues from deck products were $2,495,000 in the first quarter 2005 as compared with $4,752,000 in the prior year quarter. The reduction in revenues is principally the result of extreme weather conditions in the Northeast which adversely affected our ability to complete installations. Backlog of uncompleted contracts increased 70% from $2,446,000 at December 31, 2004 to $4,163,000 at March 31, 2005.

Net loss in the deck products segment was $1,193,000 in the quarter ended March 31, 2005 as compared to a loss of $154,000 in the same quarter last year. The loss in the quarter was primarily due to the insufficiency of revenues to absorb the higher fixed operating expenses.

As previously discussed, management is continuing to evaluate and implement appropriate actions to return our deck operations to profitability. In January 2005, pursuant to our expansion program with The Home Depot, we opened a deck sales and installation facility in Chicago, Illinois to serve The Home Depot customers in the greater Chicago and Milwaukee markets. Our Chicago deck operation is the initial market in which we purchase deck component parts from Universal Forest Products, Inc. (Universal). We implemented the manufacturing outsourcing arrangement with Universal in October 2004 when we granted a limited license to Universal to manufacture pre-engineered component deck parts and related accessory products for us. In these new markets, we are utilizing subcontractor installers to perform our deck installations thereby reducing our overall costs of installation. Additionally, as part of our restructuring plan, in certain Northeastern markets, we intend to supplement our deck installation workforce by utilizing subcontractor installers.

We believe that we can more effectively control and balance our direct labor resources and costs during seasonal variations in our deck business with a combination of in-sourcing and outsourcing both manufacturing and installation, depending on the dynamics of the market served. In our Washington, D.C., Maryland and Virginia markets, we intend to manufacture our wood deck products at our Woodbridge, Virginia plant, and employ a workforce of installation crews. We may from time to time outsource installation in order to balance seasonal fluctuations. In our Massachusetts market, we intend to purchase deck components from Universal, and primarily outsource installation, maintaining a small installation workforce. In Connecticut, we intend to outsource all manufacturing and installation. We believe that manufacturing efficiencies can be realized by consolidating certain manufacturing operations, as well as outsourcing manufacturing in certain markets, particularly those which exhibit wide seasonal variations and which are subject to unpredictable and harsh weather conditions.

In April 2005, we initiated a plan to reorganize our deck operations management. In connection with this plan, we accepted the resignation of Mr. Dan Betts, former President and CEO of our USA Deck subsidiary. Peter Bulger, our Chief Operating Officer, assumed the duties of President of our USA Deck subsidiary on an interim basis. In addition, Don Cipriano, our Director of Manufacturing in our Charles City, Virginia kitchen cabinetry manufacturing facility, was promoted to Vice President of Manufacturing and is responsible for all manufacturing activities of the company. We also reassigned and promoted certain other personnel in our USA Deck subsidiary into other operating and production positions.

On May 10, 2005, we notified our employees that we will cease manufacturing wood decks in our Glen Mills, Westborough and Bridgeport facilities effective May 30, 2005. We will continue to operate deck sales and installation centers in these markets and will transition the Glen Mills and Westborough manufacturing areas into warehouse and distribution centers. We intend to reassign certain of our manufacturing personnel to manage and operate the warehouse facilities and others to supplement our installation workforce in these markets. We will also transfer certain personnel to our manufacturing facility in Woodbridge, Virginia. Our Woodbridge facility will continue to manufacture decks for our Virginia, Washington D.C. and Baltimore markets and will assume the manufacturing requirements to service our customers in the greater Philadelphia markets. We will purchase deck components from Universal to service our customers in our Chicago, Boston, Connecticut and Northern New Jersey markets. We will continue to implement our expansion plan with The Home Depot in the Minneapolis and St. Louis markets in the second quarter of 2005 and will purchase deck components from Universal to support these markets. The plan also includes eliminating a portion of our leased and company-owned specially-equipped installation vehicles.

In connection with this plan, we expect to incur in the second quarter 2005 between $1.6 million and $1.8 million of exit costs, which include approximately $100,000 for employee severance costs, approximately $100,000 for costs as a result of the reduction of our installation vehicle fleet, an estimated $100,000 for equipment disposal expenses and between $1.3 million to $1.5 million for non-cash charges related to the impairment of certain assets utilized at the manufacturing facilities.

Consequently, while we anticipate increased new orders for deck products in the second quarter 2005, we will be required to increase our installation capacity to complete installations of sales orders in our Philadelphia, Massachusetts and Connecticut markets. Including the one time special charge discussed above, we believe we will incur an operating loss in our exterior products segment in the second quarter 2005. If we are successful in achieving our restructuring plan and complete a sufficient number of installations in the third quarter 2005, we believe our exterior products segment will be profitable in the third quarter.

Consumer Finance – Our consumer finance business purchases consumer retail installment obligation contracts, or RIOs, from remodeling contractors, including RIOs generated by our home improvement operations.

Revenues from our consumer finance segment were $1,505,000 in the first quarter 2005, as compared with $1,415,000 in the prior year quarter. Net loss for the finance segment was $121,000 as compared with $2,000 for the same periods, respectively. The increase in our operating loss as compared with the prior year quarter is principally due to higher loan losses and increased interest expense due to increased rates on credit facilities.

During the current quarter, the refinancing environment continued to limit the growth of our portfolio of RIOs and resulting revenues. Recent interest rate changes, which we expected would reduce refinancing, have had a nominal affect on the number of early payoffs of RIOs we are experiencing.

As expected, we have increased our provision for loan losses on our RIO portfolio. As our portfolio grows, we anticipate that increasing levels of reserves for losses will be required.

Home Improvement Operations – Detailed Review

New sales orders for home improvement products were $22,414,000 in the three months ended March 31, 2005, an increase of 3.9% from $21,565,000 in the three months ended March 31, 2004. The increase in new sales orders as compared with the prior year quarter is due to the growth of our kitchen and bath programs with The Home Depot. New sales orders in our interior products segment were $18,202,000, an increase of 14.7% as compared with $15,868,000 in the same quarter last year. New sales orders in our exterior products segment declined approximately 26.0% from $5,697,000 to $4,212,000, respectively. The decline in the exterior products new sales orders is principally due to a lower number of customer leads which the Company attributes to extreme winter weather conditions in the Northeast. Both we and The Home Depot are planning adjustments to our marketing efforts, and as a result, we anticipate improvement in new sales orders in the second quarter of 2005. Additionally, new sales orders for deck products are generally seasonally lower in the first and fourth quarters of the year. As a result of seasonal factors, we anticipate increased new sales orders for deck products in the second quarter 2005.

Our backlog of uncompleted sales orders is as follows (in thousands):

	As of March 31,		As of December 31, 2004
	2005	2004
Interior	$12,889	$11,532	$11,735
Exterior	4,163	3,527	2,446

Total Home Improvements	$17,052	$15,059	$14,181

Revenues from our home improvement operations increased $2,857,000, or 17.0%, to $19,623,000 in the three months ended March 31, 2005, from $16,766,000 in the three months ended March 31, 2004.

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2005	2004	$	%
Interior products:
Kitchen refacing	$14,237	$9,535	$4,702	49.3
Bathroom refacing	2,751	2,312	439	19.0
Replacement windows	140	167	(27)	(16.2)

Total interior products	17,128	12,014	5,114	42.6

Exterior products:
Wood decks	2,478	4,726	(2,248)	(47.6)
Other revenues	17	26	(9)	(34.6)

Total exterior products	2,495	4,752	(2,257)	(47.5)

Total Home Improvement revenues	$19,623	$16,766	$2,857	17.0

Revenues from kitchen and bath refacing products increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 61% of our home improvement revenues in the three months ended March 31, 2005. In addition, in the first quarter 2005 we reduced our cycle time to complete sales orders in our California operations. During 2004, we encountered difficulties in recruiting a sufficient number of qualified subcontractor installers in our California kitchen and bath centers, and consequently we were unable to achieve our normal cycle time of 55-60 days to complete sales orders. In October 2004, we implemented a plan to establish an employee-based installation workforce in our California centers. As a result of implementing this program, and recruiting and training a sufficient number of employee installers, we have significantly improved the timeliness of completing sales orders and we completed a higher number of sales orders in the three months ended March 31, 2005 as compared with the prior year period.

Revenues in our deck products declined from the previous year’s quarter due to extreme winter weather conditions in the Northeast. Other revenues of $17,000 in the three months ended March 31, 2005, and $26,000 in the three months ended March 31, 2004 represent royalty fees and consulting fees which we received pursuant to our intellectual property licensing and consulting agreements with third parties.

The amount and percentage of home improvement revenues attributable to our major brands for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Revenues		Percent of Home Improvement Revenues
	Q1-2005	Q1-2004	Q1-2005	Q1-2004
Century 21 Home Improvements	$4,513	$6,390	23%	38%
The Home Depot	11,935	4,562	61	27
Company Brands(1)	3,175	5,814	16	35

	$19,623	$16,766	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

Gross profit for home improvement operations was $9,120,000 or 46.5% of home improvement revenues for the three months ended March 31, 2005, as compared with $8,412,000, or 50.2% of home improvement revenues in the prior year period. The decline in gross profit as a percentage of revenues was the result of significantly lower margins in our exterior products segment.

Gross profit margin in our interior products segment was $9,033,000 or 52.7% of related revenues in the three months ended March 31, 2005, as compared with $6,664,000 or 55.5% of related revenues in the same period last year. Gross profit margins were adversely affected by increased installation labor costs in our California operations and sales-product-mix.

Gross profit margin in our exterior products segment was 3.5% of related revenues for the three months ended March 31, 2005, as compared to 36.8% of related revenues in the three months ended March 31, 2004. Gross profit margins were adversely affected by insufficient revenues to cover our higher fixed operating expenses. At March 31, 2005, we operated four manufacturing facilities to manufacture wood decks in connection with our agreement with The Home Depot. In 2004, we completed our Glen Mills, Pennsylvania plant, and we opened two additional plants in Westborough, Massachusetts and Bridgeport, Connecticut. In addition, in January 2005 we opened a sales and installation facility in Chicago, Illinois as part of our expansion program with The Home Depot. We also lease a fleet of specially equipped installation vehicles which our employee installer crews utilize to transport deck materials and tools to the job site. Although we executed certain workforce reductions and personnel reassignments in October 2004, revenues in the three months ended March 31, 2005 were insufficient to cover our operating expenses and adversely affected our gross profit margins in the period.

As previously discussed, effective May 30, 2005, we will cease manufacturing operations at the Glen Mills, Westborough and Bridgeport facilities and will transition these facilities to deck warehouse and distribution centers. Universal will manufacture the deck component parts necessary for us to install decks for our customers in these markets.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,049,000, as compared to $666,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $4,409,000, or 22.5% of home improvement revenues in the three months ended March 31, 2005, as compared to $3,504,000, or 20.9% of home improvement revenues for the three months ended March 31, 2004. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and planned increased advertising expenditures in our exterior products segment. Marketing expenses for our interior products were $3,726,000, or 21.8% of related revenues, in the three months ended March 31, 2005 as compared to $2,824,000, or 23.5% of related revenues, in the same period in 2004. Marketing expenses for our exterior products were $683,000, or 27.4% of related revenues, and $681,000, or 14.3% of related revenues, for the three months ended March 31, 2005 and 2004, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $2,835,000, or 14.4% of home improvement revenues for the three months ended March 31, 2005, as compared to $2,718,000, or 16.2% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $2,431,000 in the three months ended March 31, 2005 as compared with $2,226,000 the same period in 2004. Selling expenses for our exterior products were $404,000 and $492,000 in the three months ended March 31, 2005 and 2004, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $135,000 for the three months ended March 31, 2005, as compared to $191,000 in the prior year period.

General and administrative expenses for home improvement operations were $2,403,000, or 12.2% of home improvement revenues for the three months ended March 31, 2005, as compared to $1,703,000, or 10.2% of home improvement revenues in the prior year period. During the three months ended March 31, 2005, we incurred approximately $205,000 in consulting fees related to our compliance with section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses include approximately $369,000 and $288,000 of corporate overhead costs allocated to home improvement operations for the three months ended March 31, 2005 and 2004, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations – Detailed Review

For the three months ended March 31, 2005, revenues from our consumer finance segment were $1,505,000, as compared to $1,415,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended March 31,
	2005	2004
Interest income	$1,452	$1,300
Gains from loan portfolio sales	—	72
Other revenues and fees	53	43

Total revenues and fees	$1,505	$1,415

Interest expense incurred on financing the purchase of RIOs was $523,000 for the three months ended March 31, 2005, as compared to $431,000 in the prior year period.

Finance receivables held for investment consisted of the following:

	March 31, 2005	December 31, 2004
Principal balance:
Secured	$29,913,989	$30,065,206
Unsecured	11,310,209	10,920,995
Total principal balance	41,224,198	40,986,201
Net premium (discount)	(333,450)	(310,680)
Deferred origination costs, net of amortization	41,383	42,618
Allowance for losses on finance receivables	(555,984)	(559,822)

Carrying value of finance receivables	$40,376,147	$40,158,317

Number of loans	6,551	6,513

Allowance as a percentage of gross finance receivables	1.3%	1.4%
90+ days contractual delinquency:
Total amount delinquent	$261,680	$324,563

% delinquent	0.6%	0.8%

RIOs on non-accrual status	$301,575	$324,563

% on non-accrual status	0.7%	0.8%

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2005	2004
Balance at beginning of period	$559,822	$394,734
Provision for losses	236,660	155,048
Charge-offs, net of recoveries	(240,498)	(121,094)

Balance at end of period	$555,984	$428,688

At March 31, 2005 and December 31, 2004, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2005	December 31, 2004
Due in one year or less	$9,473,415	$9,335,610
Due after one year through five years	22,497,793	22,375,235
Due after five years	9,252,990	9,275,356

Total	$41,224,198	$40,986,201

We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. At March 31, 2005 and December 31, 2004, we had approximately $36,694,000 and $38,056,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines in the three months ended March 31, 2005 was 5.1% and the weighted average interest rate earned on the portfolio was 14.1%. At March 31, 2005, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.1%.

General and administrative expenses were approximately $929,000, or 61.7% of finance segment revenues for the three months ended March 31, 2005, as compared with $824,000, or 58.2% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $148,000 and $110,000 in the three months ended March 31, 2005 and 2004, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 50% and 56% of general and administrative expenses for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At March 31, 2005, we had approximately $1,714,000 in cash and cash equivalents, excluding restricted cash of $659,000.

Cash utilized for operations was $84,000 for the three months ended March 31, 2005. We generated $949,000 from operations in the prior year period. We utilized approximately $243,000 in cash for capital expenditures (consisting primarily of computers, furniture and fixtures, and various office equipment) in the first quarter 2005. The capital expenditures were principally made in connection with our expansion program with The Home Depot in our interior products segment.

At March 31, 2005 and December 31, 2004, we had the following amounts outstanding under our credit and debt agreements:

	March 31, 2005	December 31, 2004
DZ Credit Facility	$36,093,000	$36,072,000
Borrowing base line of credit	1,310,339	1,310,339
$5 million RIO revolving line of credit	600,565	1,984,135
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,940,920	1,963,661
Term loan	419,792	468,229
Other	231,825	256,120

	$40,596,441	$42,054,484

In February 2003, we entered into a $75 million credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or “Agent”) to fund the purchase of RIOs in our finance business. The credit facility is a five-year program in which Autobahn funds loans made to us through the issuance of commercial paper.

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At March 31, 2005, the maximum advance under the credit facility was approximately $35,457,000 based on eligible RIOs of $39,397,000. At March 31, 2005, the balance of the credit facility was $36,093,000. The $636,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

The credit facility requires that if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At March 31, 2005 the excess spread was 7.2%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2005.

The credit facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of our FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. We have guaranteed to the lender and Agent the performance by FCC of its obligations and duties under the credit facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

On May 30, 2003, we entered into a loan agreement with Frost National Bank. The loan agreement, as amended, includes a $3 million revolving line, a $5 million line of credit, and a term loan in the amount of $775,000.

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. The Frost revolving line matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At March 31, 2005, we had outstanding borrowings of approximately $601,000 under the Frost revolving line.

We generally hold RIOs until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our DZ Bank credit facility to refinance and pay down the Frost revolving line.

The Frost line of credit allows borrowings up to $3 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At March 31, 2005, we had outstanding borrowings of $1,310,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,690,000. The Frost line of credit matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At March 31, 2005, the outstanding balance of the Frost term loan was approximately $420,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We are in compliance with all restrictive covenants at March 31, 2005.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consists of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At March 31, 2005, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.1% and an average remaining term of approximately 105 months. Net unamortized discount was approximately $333,000 at March 31, 2005.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At March 31, 2005, we had approximately $302,000 of loans on non-accrual status.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at March 31, 2005 was approximately $556,000. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

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

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At March 31, 2005, the excess spread was 7.2%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 11, 2005 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

IOE - 1

Exhibit Number	Description of Exhibit

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18†††	Agreement in Respect of Termination of Loan Purchase and Servicing Agreement dated April 30, 2003, by and between Bank One, N.A. and First Consumer Credit, Inc.

10.19†††	Promissory Note dated May 23, 2003, in the principal amount of $4,000,000 payable by First Consumer Credit, Inc., as Maker, to First Savings Bank, a Federal Savings Bank, as Payee

10.20†††	Deed of Trust, Assignment of Rents and Security Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Grantor, Richard J. Driscoll, as Trustee, and First Savings Bank, as Beneficiary, which secures the payment of the First Savings Bank Note with certain real estate and improvements located in Transylvania County, North Carolina

10.21†††	Security and Pledge Agreement dated May 23, 2003, by and between Chrystine B. Roberts and Mark A. Roberts Joint Tenants, as Pledgor, and First Savings Bank, as Secured Party, which secures the payment of the First Savings Bank Note with a securities account at Charles Schwab & Co., Inc.

10.22†††	Security and Pledge Agreement dated May 23, 2003, by and between Angela Buchholz Children’s Trust, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.23†††	Security and Pledge Agreement dated May 23, 2003, by and between Don A. Buchholz, as Pledgor, and First Savings Bank, as Secured Party, which secures payment of the First Savings Bank Note with a securities account at Southwest Securities, Inc.

10.24†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between U.S. Home Systems, Inc., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.25†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Chickadee Partners, L.P., as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.26†††	Unconditional Guaranty Agreement dated May 23, 2003, by and between Bosque-Chickadee Management Company LLC, as Guarantor, and First Savings Bank, as Lender, which secures payments of the First Savings Bank Note

10.27¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.28¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

IOE - 2

Exhibit Number	Description of Exhibit

10.29¥	Revolving Promissory Note in the principal amount of $5,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.30¥	Revolving Promissory Note in the principal amount of $2,000,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.31¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.32¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.33¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.34¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.35¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.36¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.37¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.38¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.39¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.40¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.41¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.42¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.43¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.44¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.45¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

10.46¥¥	Agreement by and between U.S. Home Systems, Inc., First Consumer Credit, Inc. and Chickadee Partners, L.P. effective as of May 23, 2003

+10.47¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.48***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.49****	Employment Agreement effective November 30, 2002 between USA Deck, Inc., U.S. Home Systems, Inc. and Daniel L. Betts

+10.50¥¥¥¥	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

IOE - 3

Exhibit Number	Description of Exhibit

10.51¥¥¥¥	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.52[z]	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.53[z]	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.54[z]	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.55[z]	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.56[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.57[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.58z z	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.59z z z	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.60z z z	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.61z z z	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.62z z z z	Non-Employee Director Compensation Plan

+10.63z z z z	Form of Restricted Stock Agreement for Non-Employee Directors

+10.64z z z z	Form of Restricted Stock Agreement for Employees

21.1¥¥¥¥	Subsidiaries of the Company

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

°	Filed herewith.

+	Management contract or compensatory plan or arrangement.

*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.

****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.

IOE - 4

†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.

††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.

†††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 10, 2003, and which is incorporated herein by reference.

¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.

¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.

¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

¥¥¥¥	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.

[z]	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.

z z	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

z z z	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.

z z z z	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.

IOE - 5