Form 10-Q
period 2005-06-30
US HOME SYSTEMS INC
filed 2005-08-10
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005, there were 7,962,929 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$2,121,599	$3,441,804
Restricted cash	1,946,660	1,135,394
Accounts receivable, net	5,532,853	4,345,405
Income tax receivable	1,387,749	402,427
Notes receivable	—	56,339
Commission advances	724,368	712,944
Inventories	4,106,089	4,026,387
Prepaid expenses	942,294	827,176
Assets held for sale	58,923	41,696
Deferred income taxes	587,596	587,596
Finance receivables held for investment, net	40,865,276	40,158,317
Property, plant, and equipment, net	6,302,273	8,023,941
Goodwill	7,357,284	7,357,284
Other assets	993,846	1,040,232

Total assets	$72,926,810	$72,156,942

Liabilities and Stockholders’ Equity
Accounts payable	$6,220,506	$4,362,745
Customer deposits	1,180,922	1,704,308
Accrued wages, commissions, and bonuses	841,973	867,179
Federal and state taxes payable	451,092	345,240
Other accrued liabilities	725,998	719,571
Deferred income taxes	429,000	429,000
Deferred revenues	—	10,417
Debt	43,081,036	42,054,484
Capital lease obligations	403,948	482,609

Total liabilities	$53,334,475	$50,975,553

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,892,929 and 7,885,122 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	7,893	7,885
Additional capital	17,464,868	17,401,707
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	2,394,524	4,046,747

Total stockholders’ equity	19,592,335	21,181,389

Total liabilities and stockholders’ equity	$72,926,810	$72,156,942

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended June 30,
	2005	2004
		(restated)
Revenues:
Remodeling contracts	$24,815,360	$22,326,794
Gains from loan portfolio sales	—	35,872
Interest income	1,501,203	1,352,440
Other	51,968	106,670

Total revenues	$26,368,531	$23,821,776

Costs and expenses:
Cost of remodeling contracts	$12,152,511	$11,245,404
Branch operations	1,156,180	735,724
Sales, marketing and license fees	8,752,858	7,796,544
Interest expense on financing of loan portfolios	581,513	419,561
Provision for loan losses	179,704	158,200
General and administrative	2,898,759	2,877,230
Restructuring charges	1,321,006	—

Income (loss) from operations	$(674,000)	$589,113

Interest expense	127,220	66,627
Other income, net	63,840	77,012

Income (loss) before income taxes	(737,380)	599,498
Income tax (benefit)	(288,715)	238,323

Net income (loss) from continuing operations	$(448,665)	$361,175

Discontinued operations:
Income from discontinued operations	$19,270	$67,683
Tax expense	6,812	23,012

Net income from discontinued operations	12,458	44,671
Net income (loss)	$(436,207)	$405,846

Net income (loss) per common share – basic and diluted:

Continuing operations	$(0.06)	$0.05
Discontinued operations	—	0.01

Net income (loss)	$(0.06)	$0.06

Weighted average common shares outstanding

Basic	7,890,769	6,608,883

Diluted	7,890,769	6,977,392

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Six months ended June 30,
	2005	2004
		(restated)
Revenues:
Remodeling contracts	$44,421,680	$39,066,345
Gains from loan portfolio sales	—	107,479
Interest income	2,953,297	2,651,962
Other	122,031	176,788

Total revenues	$47,497,008	$42,002,574

Costs and expenses:
Cost of remodeling contracts	$22,655,369	$19,599,254
Branch operations	2,205,366	1,401,304
Sales, marketing and license fees	16,131,892	14,209,701
Interest expense on financing of loan portfolios	1,104,804	850,802
Provision for loan losses	416,364	313,248
General and administrative	6,231,405	5,404,646
Restructuring charges	1,321,006	—

Income (loss) from operations	$(2,569,198)	$223,619

Interest expense	229,060	140,769
Other income, net	110,193	93,127

Income (loss) before income taxes	(2,688,065)	175,977
Income tax (benefit)	(1,006,928)	71,076

Net income (loss) from continuing operations	$(1,681,137)	$104,901

Discontinued operations:
Income from discontinued operations	$47,400	$40,249
Tax expense	18,486	13,684

Net income from discontinued operations	28,914	26,565

Net income (loss)	$(1,652,223)	$131,466

Net income (loss) per common share – basic and diluted:
Continuing operations	$(0.21)	$0.02
Discontinued operations	—	—

Net income (loss)	$(0.21)	$0.02

Weighted average common shares outstanding

Basic	7,890,262	6,568,195

Diluted	7,890,262	6,961,423

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2005	2004
		(restated)
Operating Activities
Net income (loss)	$(1,652,223)	$131,466
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	955,418	938,020
Net provision for loan losses and bad debts	511,599	359,147
Write-down of long-lived assets	1,128,969	—
Gain from loan portfolio sales	—	(107,479)
Other – non-cash	55,768	—
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	—	731,053
Purchases of finance receivables for sale	—	(623,574)
Accounts receivable	(1,282,683)	(2,310,736)
Inventories	(79,702)	(639,072)
Commission advances and prepaid expenses	(126,542)	(127,617)
Accounts payable and customer deposits	1,334,374	2,694,874
Other, net	(974,166)	151,740

Net cash provided by (used in) operating activities	(129,188)	1,197,822

Investing Activities
Purchases of property, plant, and equipment	(422,157)	(1,381,353)
Proceeds from sale of assets	87,770	(50,000)
Purchase of finance receivables	(13,714,251)	(14,194,608)
Customer payments on finance receivables	12,664,658	11,330,473
Other	56,338	(1,541)

Net cash used in investing activities	(1,327,642)	(4,297,029)

Financing Activities
Proceeds from lines of credit and long-term borrowings	12,403,939	28,455,679
Principal payments on lines of credit, long-term debt, and capital leases	(11,456,048)	(27,220,787)
Change in restricted cash	(811,266)	(924,633)
Proceeds from issuance of common stock	—	7,448,207

Net cash provided by financing activities	136,625	7,758,466

Net increase (decrease) in cash and cash equivalents	(1,320,205)	4,659,259
Cash and cash equivalents at beginning of period	3,441,804	1,980,634

Cash and cash equivalents at end of period	$2,121,599	$6,639,893

Supplemental Disclosure of Cash Flow Information
Non-cash capital expenditures	$—	$85,000

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2005

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock Compensation

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004, as well as the expected effect of adopting SFAS No. 123R.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Pro forma:
Net income (loss) as reported	$(436,207)	$405,846	$(1,652,223)	$131,466
Restricted stock compensation expense included in income, net of tax	17,043	—	35,485	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(33,356)	(44,473)	(91,034)	(83,513)

Pro forma net income (loss)	$(452,250)	$361,373	$(1,707,772)	$47,953

Net income (loss) per common share – as reported – basic and diluted	$(0.06)	$0.06	$(0.21)	$0.02

Net income (loss) per common share – pro forma – basic and diluted	$(0.06)	$0.05	$(0.22)	$0.01

Restructuring charges

The Company recognizes a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

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

The Company has revised its quarterly financial data for the three and six months ended June 30, 2004 from that previously reported in its unaudited report on Form 10-Q to reflect the operating results, net of tax, of its RbA operations, as a discontinued operation.

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

3. Restructuring Charges

In April 2005, the Company implemented a plan to restructure its exterior products operations and consolidate the manufacturing of wood decks at its Woodbridge, Virginia facility. The Company ceased manufacturing of wood decks at its Glen Mills, Pennsylvania, Westborough, Massachusetts and Bridgeport, Connecticut, facilities effective May 30, 2005 and transitioned these facilities into sales, installation and warehouse centers.

During the second quarter of 2005, the Company recorded a restructuring charge of $1,321,000. These restructuring charges included approximately $1,129,000 for the impairment of certain manufacturing equipment, employee severance of $100,000 and $77,000 for lease commitment costs associated with the reduction of its installation vehicle fleet. These restructuring charges are presented as a separate line item in the consolidated statements of operations and are a part of the Home Improvement - Exterior segment.

A summary of the significant components of the pretax restructuring charges for the six months ended June 30, 2005 is as follows (in thousands):

	Restructuring Related Charges	Non-Cash Charges	Cash Payments	Balance at June 30, 2005
Severance costs	$100	$—	$(50)	$50
Fixed asset impairment	1,129	(1,129)	—	—
Vehicle lease costs	77	—	(3)	74
Other	15	—	—	15

	$1,321	$(1,129)	$(53)	$139

The accrual for restructuring charges of approximately $139,000 at June 30, 2005 is included in “other accrued liabilities” on the consolidated balance sheet. The accrual primarily consists of costs related to severance and lease termination costs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Information About Segments

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

The Company currently offers its kitchen and bath refacing products in 535 The Home Depot stores primarily in the Western and Midwestern United States. The Company provides wood deck products in approximately 400 The Home Depot stores primarily in the Mid-Atlantic and Northeastern United States.

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases Retail Installment Obligations (“RIOs”) from remodeling contractors, including RIOs originated by the Company’s home improvement operations. During the six months ended June 30, 2005 and 2004, FCC originated approximately $2,540,000 and $4,145,000 of RIOs in the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Home Improvement:
Interior products	$558	$376	$1,012	$752
Exterior products	106	123	285	250
Consumer Finance	75	111	223	221

	$739	$610	$1,520	$1,223

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Information About Segments (Continued)

The following presents certain financial information of the Company’s segments for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
Home Improvement:
Interior products	$20,432	$15,767	$37,560	$27,781
Exterior products	4,386	6,589	6,882	11,341
Consumer Finance	1,551	1,466	3,055	2,881

Consolidated Total	$26,369	$23,822	$47,497	$42,003

Net income (loss) from continuing operations:
Home Improvement:
Interior products	$952	$293	$1,034	$193
Exterior products	(1,347)	35	(2,540)	(119)
Consumer Finance	(53)	33	(175)	31

Consolidated Total	$(448)	$361	$(1,681)	$105

Capital Expenditures
Home Improvement:
Interior products	$157	$348	$313	$425
Exterior products	7	462	83	1,048
Consumer Finance	15	13	26	16

Consolidated Total	$179	$823	$422	$1,489

Depreciation (Amortization)
Home Improvement:
Interior products	$201	$196	$411	$333
Exterior products	245	242	514	452
Consumer Finance	9	68	30	153

Consolidated Total	$455	$506	$955	$938

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Home improvement product lines:
Interior Products:
Kitchen refacing	$17,078	$12,846	$31,316	$22,386
Bathroom refacing	3,209	2,528	5,959	4,840
Replacement windows	145	393	285	555

Total	20,432	15,767	37,560	27,781
Exterior Products:
Wood decks	4,384	6,560	6,862	11,285
Other revenues	2	29	20	56

Total	4,386	6,589	6,882	11,341

Total Home Improvement revenues	$24,818	$22,356	$44,442	$39,122

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Information About Segments (Continued)

The percentage of home improvement revenues attributable to each of the Company’s major brands is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Century 21 Home Improvements	16%	37%	19%	38%
The Home Depot	69	35	65	31
Company Brands(1)	15	28	16	31

Total	100%	100%	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income	$1,501	$1,353	$2,953	$2,653
Gains from loan portfolio sales	—	36	—	108
Other revenues and fees	50	77	102	120

Total revenues and fees	$1,551	$1,466	$3,055	$2,881

5. Inventories

Inventories consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials	$2,635,699	$2,219,064
Work-in-progress	1,470,390	1,807,323

	$4,106,089	$4,026,387

6. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	June 30, 2005	December 31, 2004
Principal balance:
Secured	$29,427,552	$30,065,206
Unsecured	12,300,504	10,920,995

Total principal balance	41,728,056	40,986,201
Net premium (discount)	(340,263)	(310,680)
Deferred origination costs, net of amortization	38,793	42,618
Allowance for losses on finance receivables	(561,310)	(559,822)

Carrying value of finance receivables	$40,865,276	$40,158,317

Number of loans	6,657	6,513

Allowance as a percentage of gross finance receivables	1.3%	1.4%
90+ days contractual delinquency:
Total amount delinquent	$270,815	$324,563

% delinquent	0.6%	0.8%

RIOs on non-accrual status	$270,815	$324,563

% on non-accrual status	0.6%	0.8%

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Finance Receivables Held For Investment (Continued)

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$555,984	$428,688	$559,822	$394,734
Provision for losses	179,705	158,200	416,365	313,248
Charge-offs, net of recoveries	(174,379)	(108,840)	(414,877)	(229,934)

	$561,310	$478,048	$561,310	$478,048

At June 30, 2005 and December 31, 2004, scheduled principal maturities of finance receivables held for investment are as follows:

	June 30, 2005	December 31, 2004
Due in one year or less	$9,662,246	$9,335,610
Due after one year through five years	22,734,001	22,375,235
Due after five years	9,331,809	9,275,356

Total	$41,728,056	$40,986,201

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase and fund RIO’s (see Note 7). At June 30, 2005 and December 31, 2004, the Company had approximately $38,449,000 and $38,056,000 outstanding under these lines of credit, respectively. During the three and six months ended June 30, 2005, the weighted average interest rate paid under these lines was 5.5% and 5.3%, respectively, and the weighted average interest rate earned on the portfolio was 14.1%. At June 30, 2005, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 14.1%.

In connection with RIOs originated by the Company, the Company incurs direct administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to reduce interest income over the term of the respective RIO using the effective interest method. Unamortized deferred origination costs were $38,793 and $42,618 at June 30, 2005 and December 31, 2004, respectively.

7. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2005	December 31, 2004
DZ Credit Facility	$36,106,000	$36,072,000
Borrowing base line of credit	1,960,339	1,310,339
$5 million RIO revolving line of credit	2,342,798	1,984,135
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,918,597	1,963,661
Term loan	371,354	468,229
Other	381,948	256,120

	$43,081,036	$42,054,484

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

agreement. Amortization of Credit Facility origination costs was approximately $40,000 for the three months ended June 30, 2005 and 2004 and $80,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, the Company had outstanding borrowings of $36,106,000 and $36,072,000 under the Credit Facility, respectively.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At June 30, 2005, the maximum advance under the Credit Facility was approximately $34,371,000 based on eligible RIO’s of 38,190,000. The $1,735,000 difference between the facility balance and the maximum advance amount represents available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (5.8% at June 30, 2005), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At June 30, 2005 the excess spread was 6.6%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2005. The Credit Facility provides for a commitment fee of one-half of one percent on the unused portion of the $75 million credit limit if the amount outstanding is less than specified levels at specified dates. During the three months and six months ended June 30, 2005, the Company accrued approximately $19,000 and $25,000 for commitment fees, which are included in “interest expense on financing loan portfolios” in the accompanying consolidated financial statements. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

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

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. FCC holds RIOs until the first payment is made by the customer, typically within 30 days, and then sells the RIOs to its subsidiary, FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line. FCC is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (6.1% at June 30, 2005). The Revolving Line, as amended, matures May 30, 2006 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At June 30, 2005 and December 31, 2004, the Company had outstanding borrowings of $2,342,798 and $1,984,135 under the Revolving Line, respectively.

The Borrowing Base Line allows borrowings up to $3 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At June 30, 2005 and December 31, 2004 the Company had outstanding borrowings of $1,960,339 and $1,310,339, respectively, under the Borrowing Base Line. At June 30, 2005, the Company had an additional borrowing capacity of approximately $1,040,000 under the line. The Borrowing Base Line matures May 30,

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities (Continued)

2006. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (6.1% at June 30, 2005). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (6.1% at June 30, 2005). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At June 30, 2005 and December 31, 2004, the outstanding balance of the Term Loan was $371,354 and $468,229, respectively.

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

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment or finance the cost of certain of the Company’s insurance portfolio. These loans are payable in monthly payments of principal and interest ranging from $367 to $25,535 through February 2009. At June 30, 2005 and December 31, 2004, the aggregate amount outstanding was $381,948 and $256,120, respectively.

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

8. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, primarily consumer financing. The Company made payments to the law firm during the three months ended June 30, 2005 and 2004, of approximately $51,000 and 37,000, respectively, and $88,000 and $75,000 for the six months ended June 30, 2005 and 2004, respectively.

9. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

10. License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “Century 21™ Cabinet Refacing” and “Century 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were approximately $119,000 and $250,000 for the three months ended June 30, 2005 and 2004, respectively, and $254,000 and $441,000 for the six months ended June 30, 2005 and 2004, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

11. Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with Renewal by Andersen (“RbA”) to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” In November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. At June 30, 2005, the Company had no remaining obligations to RbA except for a period of two years from the completion date of an RbA product installation for a customer, the Company will perform (or have others perform) any service necessary to fulfill its installation warranty for its customers.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

12. Restricted Stock Plan

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. Pursuant to the Restricted Stock Plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. Our Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant awards up to a maximum of 500,000 shares of common stock. At June 30, 2005, 454,693 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of our common stock under the Restricted Stock Plan. During the three and six months ended June 30, 2005, the Company issued 2,184 and 7,807 shares to non-employee directors as compensation, respectively, and recorded approximately $28,000 and $63,000 of expense related to these shares, respectively. The shares were issued without restriction and were fully vested upon issuance. In addition, on March 28, 2005, 37,500 shares of restricted stock were issued to certain management and employees. These awards vest based upon the passage of time, generally over 3-4 years. The associated expense is being recognized over the vesting period.

13. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss):
Net income (loss) from continuing operations	$(448,665)	$361,175	$(1,681,137)	$104,901
Net income from discontinued operations	12,458	44,671	28,914	26,565

Net income (loss)	(436,207)	405,846	(1,652,223)	131,466

Weighted average shares outstanding – basic	7,890,769	6,608,883	7,890,262	6,568,195
Effect of dilutive securities	—	368,509	—	393,228

Weighted average shares outstanding – diluted	7,890,769	6,977,392	7,890,262	6,961,423

Net income (loss) per share – basic and diluted:
Continuing operations	(0.06)	0.05	(0.21)	0.02
Discontinued operations	—	0.01	—	—

Net income (loss) per share – basic and diluted	$(0.06)	$0.06	$(0.21)	$0.02

Outstanding stock options to purchase 692,895 shares of the Company’s common stock for the three and six months ended June 30, 2005 were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2005 included herein, and our audited financial statements for years ended December 31, 2004, 2003 and 2002, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. In some markets, we purchase wood deck components from Universal Forest Products, Inc. (“Universal”) pursuant to a limited license we granted to Universal to manufacture pre-engineered component deck parts and related accessory products for us. In our home improvement operations, at June 30, 2005, we operated 36 sales and installation centers in 20 states serving 29 major U.S. remodeling markets. We maintain a marketing center in Boca Raton, Florida.

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

During the second quarter 2005 we opened new kitchen and bath sales and installation centers located in Texas and Utah serving an aggregate of 140 The Home Depot stores. In our exterior products segment, we commenced offering wood deck products to The Home Depot customers in 60 stores in the Minneapolis and St. Louis markets, sharing our existing interior products facilities. Since January 2005, we have completed the opening of nine new sales and installation centers serving approximately 225 The Home Depot stores. At June 30, 2005, our kitchen and bath products were available to The Home Depot customers in approximately 535 stores as compared to approximately 300 stores at June 30, 2004. Our wood deck products were being offered in approximately 400 stores at June 30, 2005 as compared to 240 stores at June 30, 2004.

Results of Operations

Results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

	(In thousands) Three months ended June 30,
	2005					2004
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$20,432	$4,386	$24,818	$1,551	$26,369	$15,767	$6,589	$22,356	$1,466	$23,822
Costs and expenses:
Costs of remodeling contracts	8,951	3,202	12,153	—	12,153	7,007	4,238	11,245	—	11,245
Branch operations	1,156	—	1,156	—	1,156	736	—	736	—	736
Sales, marketing and license fees	7,538	1,215	8,753	—	8,753	6,267	1,530	7,797	—	7,797
Interest expense on financing of loan portfolios	—	—	—	582	582	—	—	—	420	420
Provision for loan losses	—	—	—	180	180	—	—	—	158	158
Restructuring charge	—	1,321	1,321	—	1,321	—	—	—	—	—
General and administrative	1,234	831	2,065	833	2,898	1,268	783	2,051	826	2,877

Operating income (loss)	1,553	(2,183)	(630)	(44)	(674)	489	38	527	62	589
Interest expense	40	58	98	29	127	13	46	59	8	67
Other income	59	5	64	—	64	11	66	77	—	77

Income before income taxes	1,572	(2,236)	(664)	(73)	(737)	487	58	545	54	599
Income tax (benefit)	620	(889)	(269)	(20)	(289)	194	23	217	21	238

Net income/(loss) from continuing operations	$952	$(1,347)	$(395)	$(53)	$(448)	$293	$35	$328	$33	$361

Net income (loss) from discontinued operations	12	—	12	—	12	45	—	45	—	45

Net income (loss)	$964	(1,347)	$(383)	$(53)	$(436)	$338	$35	$373	$33	$406

Management’s Summary of Results of Operations

For the three months ended June 30, 2005, consolidated revenues increased 10.7% to $26,369,000 as compared to $23,822,000 in the three months ended June 30, 2004. The increase in revenues over the prior year period is due to the expansion of our kitchen and bath operations in connection with our agreements with The Home Depot.

Net loss for the quarter ended June 30, 2005 was $436,000, or $0.06 per share. The net loss in the quarter included a pre-tax restructuring charge of $1,321,000 related to restructuring our exterior products operations of which $1,129,000 represented a non-cash charge for impairment of certain manufacturing equipment. Excluding the restructuring charge, net income from continuing operations was approximately $365,000, or $0.05 per share as compared to $361,000, or $0.05 per share for the three months ended June 30, 2004.

Interior Products – Revenues in our interior products segment increased $4,665,000, or 29.6%, to $20,432,000 from $15,767,000 in the second quarter last year. The increase is principally due to the expansion of our interior products operations serving The Home Depot. During the second quarter 2005, we operated in 18 markets (approximately 535 stores) under our program with the Home Depot as compared to 7 markets (approximately 300 stores) in the second quarter 2004. Kitchen and bath revenues from The Home Depot brand increased $9,710,000, or 324%, to $12,700,000 in the second quarter 2005 as compared with $2,990,000 in the second quarter last year. As a result of our allocation of resources to the expansion of our Home Depot program, revenues from our core brands declined $5,045,000, or 39%, from the prior year period. Although it is our intention to continue to devote and allocate a significant portion of our personnel and financial resources to the expansion of our program with The Home Depot, late in the second quarter we reassigned certain sales personnel to core operating responsibilities.

Net income from continuing operations in our interior products segment was $952,000, or 4.7%, of related revenues, for the three months ended June 30, 2005 as compared with $293,000, 1.9% of related revenues, for the three months ended June 30, 2004. Improved gross margins resulting from favorable sales product mix and selling price increases, as well as lower start up operating losses associated with new opened markets each contributed to the improved operating margin.

Exterior Products – Revenues in our exterior products segment were $4,386,000 in the second quarter 2005, a decline of approximately 33% from $6,589,000 in the same quarter last year. The decline in revenue resulted from an insufficient number of installers and consequently we were unable to achieve our normal cycle time of 55 – 60 days to complete sales orders. In the fourth quarter of 2004 we implemented certain workforce reductions as a result of a sharp decline in new sales orders in the third and fourth quarters of 2004. New sales orders levels did not begin to improve until the end of the first quarter 2005. Consequently, we were unable to achieve an adequate staffing level necessary to maintain our cycle times in the second quarter. We are continuing to work towards increasing our installation capacity and we anticipate improved cycle times in the third quarter 2005. Backlog of uncompleted jobs increased to $8,132,000 at June 30, 2005 from $4,163,000 at March 31, 2005.

In connection with our expansion program with The Home Depot, in 2003 and 2004, we opened deck sales, installation and manufacturing facilities in Glen Mills, Pennsylvania, Westborough, Massachusetts, and Bridgeport, Connecticut. As previously discussed, during the third and fourth quarters of 2004, and continuing into the first quarter of 2005, new sales orders for deck products sharply declined. Consequently, we sustained significant operating losses in these periods as we were unable to proportionately increase revenues to cover our higher fixed operating expenses.

In April 2005, we initiated a plan to reorganize our deck operations and return our deck business to profitability. In connection with this plan, we accepted the resignation of Mr. Dan Betts, former President and CEO of our USA Deck subsidiary and we reassigned certain other personnel. Peter Bulger, our Chief Operating Officer, assumed the duties of President of our USA Deck subsidiary on an interim basis. Additionally, on May 30, 2005, we consolidated the manufacturing of wood decks into our Woodbridge, Virginia facility. We ceased manufacturing wood decks in our Glen Mills, Westborough and Bridgeport facilities and we transitioned these facilities into sales, installation and warehouse centers to continue to service our customers in these markets. We are currently supplying these markets with manufactured decks from our Woodbridge manufacturing center, and we plan to supplement our manufacturing capacity by purchasing deck component parts from Universal in these markets. Additionally, we will purchase wood deck components from Universal to service our customers in our Chicago, Minneapolis and St. Louis markets.

Net loss in the exterior products segment was $1,347,000 in the quarter ended June 30, 2005. Excluding the restructuring charge, net loss was $534,000 as compared to net income of $35,000 in the same quarter last year.

Consumer Finance – Revenues from our consumer finance segment were $1,551,000 in the second quarter 2005, as compared with $1,466,000 in the prior year quarter. Net loss for the finance segment was $53,000 as compared with net income of $33,000 for the same periods, respectively.

During the current quarter, the refinancing environment continued to limit the growth of our portfolio of RIOs and resulting revenues. Recent interest rate changes, which we expected would reduce refinancing, have had a nominal affect on the number of early payoffs of RIOs we are experiencing. The loss in the period reflects the limited growth in our revenues and higher interest expense resulting from recent interest rate increases, as well as higher loan losses. As our portfolio grows, we anticipate that increasing levels of reserves for loan losses will be required.

Home Improvement Operations – Detailed Review

Revenues from home improvement operations increased $2,462,000, or 11%, to $24,818,000 in the three months ended June 30, 2005, from $22,356,000 in the three months ended June 30, 2004.

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2005	2004	$	%
Interior products:
Kitchen refacing	$17,078	$12,846	$4,232	32.9
Bathroom refacing	3,209	2,528	681	26.9
Replacement windows	145	393	(248)	(63.1)

Total interior products	20,432	15,767	4,665	29.6

Exterior products:
Wood decks	4,384	6,560	(2,176)	(33.2)
Other revenues	2	29	(27)	(93.1)

Total exterior products	4,386	6,589	(2,203)	(33.4)

Total Home Improvement revenues	$24,818	$22,356	$2,462	11.0

Revenues in our interior products segment increased $4,665,000, or 29.6%, to $20,432,000 from $15,767,000 in the second quarter last year. The increase in revenues reflects the expansion of our operations serving The Home Depot. Revenues from our core brands declined 39% from the prior year period.

Revenues in our exterior products segment were $4,386,000 in the second quarter 2005, a decline of approximately 33% from $6,589,000 the same quarter last year. The revenue decline reflects a lower number of wood deck installations completed during the period due to an inadequate number of installers. In the fourth quarter of 2004 we implemented certain workforce reductions as a result of a sharp decline in new sales orders in the third and fourth quarters of 2004. New sales orders levels did not begin to improve until the end of the first quarter 2005. Consequently, we were unable to achieve an adequate staffing level necessary to maintain our cycle times in the second quarter. Backlog of uncompleted jobs increased to $8,132,000 at June 30, 2005 from $4,163,000 at March 31, 2005. We are continuing to work towards increasing our installation capacity by supplementing our deck installation workforce with subcontractor installers. We believe that we can more effectively control and balance our labor resources and costs during seasonal variations in our deck business with a combination of employee installers and subcontractors. We anticipate improved cycle times in the third quarter 2005.

The amount and percentage of home improvement revenues attributable to our major brands for the three months ended June 30, 2005 and 2004 are as follows (in thousands):

	Revenues		Percent of Home Improvement Revenues
	Q2-2005	Q2-2004	Q2-2005	Q2-2004
Century 21 Home Improvements	$3,969	$8,357	16	37%
The Home Depot	17,076	7,751	69	35
Company Brands(1)	3,773	6,248	15	28

	$24,818	$22,356	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

Our new sales orders and backlog of uncompleted sales orders is as follows (in thousands):

	Three months ended June 30,
	2005	2004
New Orders
Interior	$21,190	$19,213
Exterior	8,275	8,272

Total Home Improvements	$29,465	$27,485

	As of June 30, 2005	As of March 31, 2005	As of June 30, 2004
Backlog
Interior	$13,634	$12,889	$14,993
Exterior	8,132	4,163	5,240

Total Home Improvements	$21,766	$17,052	$20,233

Gross profit for home improvement operations was $12,665,000 or 51.0% of home improvement revenues for the three months ended June 30, 2005, as compared with $11,111,000, or 49.7% of home improvement revenues in the prior year period.

Gross profit margin in our interior products segment was $11,481,000 or 56.2% of related revenues in the three months ended June 30, 2005, as compared with $8,760,000 or 55.6% of related revenues in the same period last year. The increase in gross profit margins is due to product mix and the realization of certain selling price increases in the first quarter 2005.

Gross profit margin in our exterior products segment was 27.0% of related revenues for the three months ended June 30, 2005, as compared to 35.7% of related revenues in the three months ended June 30, 2004. Gross profit margins were adversely affected by insufficient revenues to cover our higher fixed operating expenses. As previously discussed, effective May 30, 2005, we ceased manufacturing operations at the Glen Mills, Westborough and Bridgeport facilities and we transitioned these facilities to deck warehouse and distribution centers.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,156,000, as compared to $736,000 for the three months ended June 30, 2005 and 2004, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $5,205,000, or 21.0% of home improvement revenues in the three months ended June 30, 2005, as compared to $4,151,000, or 18.6% of home improvement revenues for the three months ended June 30, 2004. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot program and increased advertising expenditures in our exterior products segment. Marketing expenses for our interior products were $4,360,000, or 21.3% of related revenues, in the three months ended June 30, 2005 as compared to $3,268,000, or 20.7% of related revenues, in the same period in 2004. Marketing expenses for our exterior products were $845,000, or 19.3% of related revenues, and $883,000, or 13.4% of related revenues, for the three months ended June 30, 2005 and 2004, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $3,428,000, or 13.8% of home improvement revenues for the three months ended June 30, 2005, as compared to $3,396,000, or 15.2% of home improvement revenues in the prior year period. Selling expenses for our interior products were $3,058,000 in the three months ended June 30, 2005 as compared with $2,749,000 in the same period in 2004. The increase in sales expenses in our interior products segment is the result of sales commissions on higher revenues, and increased sales management costs related to the expansion of our programs with The Home Depot. Selling expenses for our exterior products were $370,000 and $647,000 in the three months ended June 30, 2005 and 2004, respectively. The decline in selling expenses in our exterior products segment reflects lower sales commissions on reduced revenue and decreased operating costs due to workforce and other reductions made in prior periods.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $119,000 for the three months ended June 30, 2005, as compared to $250,000 in the prior year period.

General and administrative expenses for home improvement operations were $2,065,000, or 8.3% of home improvement revenues for the three months ended June 30, 2005, as compared to $2,051,000, or 9.2% of home improvement revenues in the prior year period. General and administrative expenses include approximately $664,000 and $499,000 of corporate overhead costs allocated to home improvement operations for the three months ended June 30, 2005 and 2004, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

As previously discussed, as a result of the reorganization of our deck operations, we recorded a one-time restructuring charge of $1,321,000 comprised of $100,000 for employee severance costs, $77,000 for costs associated with the reduction of our installation vehicle fleet and $1,129,000 for non-cash charges related to the impairment of certain assets utilized at the manufacturing facilities.

Consumer Finance Operations – Detailed Review

For the three months ended June 30, 2005, revenues from our consumer finance segment were $1,551,000, as compared with $1,466,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended June 30,
	2005	2004
Interest income	$1,501	$1,353
Gains from loan portfolio sales	—	36
Other revenues and fees	50	77

Total revenues and fees	$1,551	$1,466

Finance receivables held for investment consisted of the following:

	June 30, 2005	December 31, 2004	June 30, 2004
Principal balance:
Secured	$29,427,552	$30,065,206	$28,844,343
Unsecured	12,300,504	10,920,995	9,700,393

Total principal balance	41,728,056	40,986,201	38,544,736
Net premium (discount)	(340,263)	(310,680)	(129,179)
Deferred origination costs, net of amortization	38,793	42,618	45,567
Allowance for losses on finance receivables	(561,310)	(559,822)	(478,048)

Carrying value of finance receivables	$40,865,276	$40,158,317	$37,983,076

Number of loans	6,657	6,513	6,075

Allowance as a percentage of gross finance receivables	1.3%	1.4%	1.2%
90+ days contractual delinquency:
Total amount delinquent	$270,815	$324,563	$165,477

% delinquent	0.6%	0.8%	0.4%

RIOs on non-accrual status	$270,815	$324,563	$263,386

% on non-accrual status	0.6%	0.8%	0.7%

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,
	2005	2004
Balance at beginning of period	$555,984	$428,688
Provision for losses	179,705	158,200
Charge-offs, net of recoveries	(174,379)	(108,840)

Balance at end of period	$561,310	$478,048

At June 30, 2005 and December 31, 2004, scheduled principal maturities of finance receivables held for investment are as follows:

	June 30, 2005	December 31, 2004
Due in one year or less	$9,662,246	$9,335,610
Due after one year through five years	22,734,001	22,375,235
Due after five years	9,331,809	9,275,356

Total	$41,728,056	$40,986,201

Interest expense incurred on financing the purchase of RIOs was $582,000 for the three months ended June 30, 2005, as compared to $420,000 in the prior year period. We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. At June 30, 2005 and 2004, and December 31, 2004, we had approximately $38,449,000, $35,312,000 and $38,056,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines in the three months ended June 30, 2005 and 2004 was 5.5% and 3.5%, and the weighted average interest rate earned on the portfolio was 14.1% and 14.2%, respectively. At June 30, 2005, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.1%.

General and administrative expenses were approximately $833,000, or 53.7% of finance segment revenues for the three months ended June 30, 2005, as compared with $826,000, or 56.4% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $75,000 and $111,000 in the three months ended June 30, 2005 and 2004, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 54% and 46% of general and administrative expenses for the three months ended June 30, 2005 and 2004, respectively.

Results of operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

	(In thousands) Six months ended June 30,
	2005					2004
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$37,560	$6,882	$44,442	$3,055	$47,497	$27,781	$11,341	$39,122	$2,881	$42,003
Costs and expenses:
Costs of remodeling contracts	17,045	5,610	22,655	—	22,655	12,357	7,242	19,599	—	19,599
Branch operations	2,206	—	2,206	—	2,206	1,401	—	1,401	—	1,401
Sales, marketing and license fees	13,830	2,302	16,132	—	16,132	11,507	2,703	14,210	—	14,210
Interest expense on financing of loan portfolios	—	—	—	1,105	1,105	—	—	—	851	851
Provision for loan losses	—	—	—	416	416	—	—	—	313	313
Restructuring charge	—	1,321	1,321	—	1,321	—	—	—	—	—
General and administrative	2,790	1,679	4,469	1,762	6,231	2,189	1,566	3,755	1,650	5,405

Operating income (loss)	1,689	(4,030)	(2,341)	(228)	(2,569)	327	(170)	157	67	224
Interest expense	70	101	171	58	229	32	93	125	16	141
Other income	104	6	110	—	110	26	67	93	—	93

Income before income taxes	1,723	(4,125)	(2,402)	(286)	(2,688)	321	(196)	125	51	176
Income tax (benefit)	689	(1,585)	(896)	(111)	(1,007)	128	(77)	51	20	71

Net income/(loss) from continuing operations	$1,034	$(2,540)	$(1,506)	$(175)	$(1,681)	$193	$(119)	$74	$31	$105

Net income (loss) from discontinued operations	29	—	29	—	29	27	—	27	—	27

Net income (loss)	$1,063	$(2,540)	$(1,477)	$(175)	$(1,652)	$220	$(119)	$101	$31	$132

Consolidated revenues increased 13% to $47,497,000 in the six months ended June 30, 2005, as compared to $42,003,000 in the six months ended June 30, 2004. Net loss was $1,652,000, or $0.21 per share, as compared to net income of $132,000, or $0.02 per share, for the six months ended June 30, 2005 and 2004, respectively. Net loss in the six months ended June 30, 2005 included a restructuring charge related to exterior products operations. Excluding the restructuring charge, net loss from continuing operations for the six months ended June 30, 2005 was approximately $868,000, or $0.11 per share.

Home Improvement Operations – Detailed Review

Revenues from our home improvement operations increased $5,320,000, or 13.6%, to $44,442,000 in the six months ended June 30, 2005, from $39,122,000 in the six months ended June 30, 2004.

Revenues attributable to each of our product lines are as follows (in thousands):

	Six months ended June 30,		Increase (Decrease)
	2005	2004	$	%
Interior products:
Kitchen refacing	$31,316	$22,386	$8,930	39.9
Bathroom refacing	5,959	4,840	1,119	23.1
Replacement windows	285	555	(270)	(48.6)

Total interior products	37,560	27,781	9,779	35.2

Exterior products:
Wood decks	6,862	11,285	(4,423)	(39.2)
Other revenues	20	56	(36)	(64.3)

Total exterior products	6,882	11,341	(4,459)	(39.3)

Total Home Improvement revenues	$44,442	$39,122	$5,320	13.6

Revenues in our interior products segment increased $9,779,000, or 35.2%, to $37,560,000 in the six months ended June 30, 2005 from $27,781,000 in the same period last year. The increase in revenues reflects the expansion of our operations serving The Home Depot, as well as reduced installation cycle times as compared to the same period last year in our California operations.

Revenues in our exterior products segment were $6,882,000 in the six months ended June 30, 2005, a decline of approximately 39% from $11,341,000 the same period last year. The revenue decline reflects a lower number of jobs completed during the second quarter 2005 as a result of an insufficient number of installers and extreme winter weather conditions in the Northeast during the first quarter 2005 which adversely affected our ability to complete installations.

The amount and percentage of home improvement revenues attributable to our major brands for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Revenues		Percent of Home Improvement Revenues
	Q2-2005	Q2-2004	Q2-2005	Q2-2004
Century 21 Home Improvements	$8,482	$14,746	19%	38%
The Home Depot	29,011	12,314	65	31
Company Brands(1)	6,949	12,062	16	31

	$44,442	$39,122	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

Our new sales orders and backlog of uncompleted sales orders is as follows (in thousands):

	Six months ended June 30,
	2005	2004
New Orders
Interior	$39,392	$35,082
Exterior	12,486	13,969

Total Home Improvements	$51,878	$49,051

	As of June 30, 2005	As of December 31, 2004	As of June 30, 2004
Backlog
Interior	$13,634	$11,735	$14,993
Exterior	8,132	2,446	5,240

Total Home Improvements	$21,766	$14,181	$20,233

Gross profit for home improvement operations was $21,787,000 or 49.0% of home improvement revenues for the six months ended June 30, 2005, as compared with $19,523,000, or 49.9% of home improvement revenues in the prior year period. The decline in gross profit as a percentage of revenues is principally the result of lower margins in our exterior products segment resulting from insufficient revenues to cover our higher fixed operating expenses.

Gross profit margin in our interior products segment was $20,515,000 or 54.6% of related revenues in the six months ended June 30, 2005, as compared with $15,424,000 or 55.5% of related revenues in the same period last year. Gross profit margin in our exterior products segment was 18.5% of related revenues for the six months ended June 30, 2005, as compared to 36.1% of related revenues in the six months ended June 30, 2004. As previously discussed, effective May 30, 2005, we ceased manufacturing operations at our Glen Mills, Westborough and Bridgeport facilities and we transitioned these facilities to deck warehouse and distribution centers. We are currently supplying these markets with manufactured decks from our Woodbridge manufacturing center, and we plan to supplement our manufacturing capacity by purchasing deck component parts from Universal in these markets. We anticipate improved operating margins in our exterior products segment in the third quarter 2005.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $2,206,000, as compared to $1,401,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $9,614,000, or 21.6% of home improvement revenues in the six months ended June 30, 2005, as compared to $7,656,000, or 19.6% of home improvement revenues for the six months ended June 30, 2004. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs and increased advertising expenditures in our exterior products segment. Marketing expenses for our interior products were $8,086,000, or 21.5% of related revenues, in the six months ended June 30, 2005 as compared to $6,092,000, or 21.9% of related revenues, in the same period in 2004. Marketing expenses for our exterior products were $1,528,000, or 22.2% of related revenues, and $1,564,000, or 13.8% of related revenues, for the six months ended June 30, 2005 and 2004, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $6,263,000, or 14.1% of home improvement revenues for the six months ended June 30, 2005, as compared to $6,113,000, or 15.6% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $5,489,000 in the six months ended June 30, 2005 as compared with $4,974,000 the same period in 2004. Selling expenses for our exterior products were $774,000 and $1,139,000 in the six months ended June 30, 2005 and 2004, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $254,000 for the six months ended June 30, 2005, as compared to $441,000 in the prior year period.

General and administrative expenses for home improvement operations were $4,469,000, or 10.1% of home improvement revenues for the six months ended June 30, 2005, as compared to $3,755,000, or 9.6% of home improvement revenues in the prior year period. During the six months ended June 30, 2005, we incurred approximately $218,000 in consulting fees related to our compliance with section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses include approximately $1,297,000 and $1,002,000 of corporate overhead costs allocated to home improvement operations for the six months ended June 30, 2005 and 2004, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations – Detailed Review

For the six months ended June 30, 2005, revenues from our consumer finance segment were $3,055,000, as compared to $2,881,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Six months ended June 30,
	2005	2004
Interest income	$2,953	$2,653
Gains from loan portfolio sales	—	108
Other revenues and fees	102	120

Total revenues and fees	$3,055	$2,881

Changes in the allowance for loan losses were as follows:

	Six months ended June 30,
	2005	2004
Balance at beginning of period	$559,822	$394,734
Provision for losses	416,365	313,248
Charge-offs, net of recoveries	(414,877)	(229,934)

Balance at end of period	$561,310	$478,048

Interest expense incurred on financing the purchase of RIOs was $1,105,000 for the six months ended June 30, 2005, as compared to $851,000 in the prior year period. We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. The weighted average interest rate paid under these lines in the six months ended June 30, 2005 and 2004 was 5.3% and 3.6%, and the weighted average interest rate earned on the portfolio was 14.1% and 14.2%, respectively. At June 30, 2005, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.1%.

General and administrative expenses were approximately $1,762,000, or 57.7% of finance segment revenues for the six months ended June 30, 2005, as compared with $1,650,000, or 57.3% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $223,000 and $221,000 in the six months ended June 30, 2005 and 2004, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 52% and 50% of general and administrative expenses for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At June 30, 2005, we had approximately $2,122,000 in cash and cash equivalents.

Cash utilized for operations was $129,000 for the six months ended June 30, 2005. We generated $1,198,000 from operations in the prior year period. We utilized approximately $422,000 in cash for capital expenditures (consisting primarily of computers, furniture and fixtures, and various office equipment) in the first six months of 2005. The capital expenditures were principally made in connection with our expansion program with The Home Depot in our interior products segment.

At June 30, 2005 and December 31, 2004, we had the following amounts outstanding under our credit and debt agreements:

	June 30, 2005	December 31, 2004
DZ Credit Facility	$36,106,000	$36,072,000
Borrowing base line of credit	1,960,339	1,310,339
$5 million RIO revolving line of credit	2,342,798	1,984,135
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,918,597	1,963,661
Term loan	371,354	468,229
Other	381,948	256,120

	$43,081,036	$42,054,484

In February 2003, we entered into a $75 million credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or “Agent”) to fund the purchase of RIOs in our finance business. The credit facility is a five-year program in which Autobahn funds loans made to us through the issuance of commercial paper.

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At June 30, 2005, the maximum advance under the credit facility was approximately $34,371,000 based on eligible RIOs of $38,190,000. At June 30, 2005, the balance of the credit facility was $36,106,000. The $1,735,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

The credit facility requires that if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At June 30, 2005 the excess spread was 6.6%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2005.

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

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. The Frost revolving line matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At June 30, 2005, we had outstanding borrowings of approximately $2,343,000 under the Frost revolving line.

We generally hold RIOs until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our DZ Bank credit facility to refinance and pay down the Frost revolving line.

The Frost line of credit allows borrowings up to $3 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At June 30, 2005, we had outstanding borrowings of $1,960,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,040,000. The Frost line of credit matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At June 30, 2005, the outstanding balance of the Frost term loan was approximately $371,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We are in compliance with all restrictive covenants at June 30, 2005.

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

We believe we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months. If we are presented with additional opportunities to expand our operations under our agreements with The Home Depot, it may be necessary for us to seek additional capital.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consists of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At June 30, 2005, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.1% and an average remaining term of approximately 104 months. Net unamortized discount was approximately $340,000 at June 30, 2005.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At June 30, 2005, we had approximately $271,000 of loans on non-accrual status.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at June 30, 2005 was approximately $561,000. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, increased reserves will be required as and to the extent our portfolio of RIOs increases.

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

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At June 30, 2005, the excess spread was 6.6%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The disclosure required by Item 4 has previously been reported by the Company on Form 8-K filed with the Commission on June 24, 2005, and which is incorporated herein by reference.

ITEM 6. Exhibits

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 10, 2005 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

IOE - 1

Exhibit Number	Description of Exhibit

10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.19¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.20¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.21¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.22¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.23¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.24¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.25¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.26¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.27¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.28¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.29¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.30¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

IOE - 2

Exhibit Number	Description of Exhibit

+10.31¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.32¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.33¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.34¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.35¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.36***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.37¥¥¥¥	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.38¥¥¥¥	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.39[z]	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.40[z]	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.41[z]	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.42[z]	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.43[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.44[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.45z z	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.46z z z	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.47z z z	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.48z z z	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.49z z z z	Non-Employee Director Compensation Plan

+10.50z z z z	Form of Restricted Stock Agreement for Non-Employee Directors

+10.51z z z z	Form of Restricted Stock Agreement for Employees

21.1¥¥¥¥	Subsidiaries of the Company

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IOE - 3

°	Filed herewith.
+	Management contract or compensatory plan or arrangement.
*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
¥¥¥¥	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
[z]	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
[z] [z]	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
[z] [z] [z]	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
[z] [z] [z] [z]	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.

IOE - 4