Form 10-Q
period 2005-09-30
US HOME SYSTEMS INC
filed 2005-11-10
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-18291

U.S. HOME SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2922239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 State Highway 121 Bypass, Bldg A, Suite 250 Lewisville, Texas	75067
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005, there were 7,966,529 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$2,834,005	$3,441,804
Restricted cash	826,006	1,135,394
Accounts receivable, net	6,437,395	4,345,405
Income tax receivable	866,960	402,427
Notes receivable	—	56,339
Commission advances	647,508	712,944
Inventories	3,867,984	4,026,387
Prepaid expenses	931,411	827,176
Assets held for sale	—	41,696
Deferred income taxes	587,596	587,596
Finance receivables held for investment, net	41,694,253	40,158,317
Property, plant, and equipment, net	6,189,603	8,023,941
Goodwill	7,357,284	7,357,284
Other assets	950,883	1,040,232

Total assets	$73,190,888	$72,156,942

Liabilities and Stockholders’ Equity
Accounts payable	$4,542,513	$4,362,745
Customer deposits	1,211,151	1,704,308
Accrued wages, commissions, and bonuses	1,474,541	867,179
Federal and state taxes payable	432,863	345,240
Other accrued liabilities	1,232,728	719,571
Deferred income taxes	429,000	429,000
Deferred revenues	—	10,417
Debt	42,858,182	42,054,484
Capital lease obligations	376,458	482,609

Total liabilities	$52,557,436	$50,975,553

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,929,029 and 7,885,122 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	7,929	7,885
Additional capital	17,643,353	17,401,707
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	3,257,120	4,046,747

Total stockholders’ equity	20,633,452	21,181,389

Total liabilities and stockholders’ equity	$73,190,888	$72,156,942

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended September 30,
	2005	2004
Revenues:
Remodeling contracts	$28,656,159	$21,458,848
Interest income	1,529,004	1,371,143
Other	36,294	223,600

Total revenues	$30,221,457	$23,053,591

Costs and expenses:
Cost of remodeling contracts	$14,349,464	$12,072,532
Branch operations	1,217,247	805,359
Sales and marketing	9,110,687	7,699,421
Interest expense on financing of loan portfolios	649,103	429,234
Provision for loan losses	264,213	241,129
General and administrative	3,173,322	2,880,372

Income (loss) from operations	$1,457,421	$(1,074,456)

Interest expense	138,465	118,059
Other income, net	67,032	44,403

Income (loss) before income taxes	1,385,988	(1,148,112)
Income tax (benefit)	523,391	(431,530)

Net income (loss) from continuing operations	$862,597	$(716,582)

Discontinued operations:
Income from discontinued operations	$—	$345,660
Tax expense	—	(117,525)

Net income from discontinued operations	—	228,135

Net income (loss)	$862,597	$(488,447)

Net income (loss) per common share – basic and diluted:

Continuing operations	$0.11	$(0.09)
Discontinued operations	—	0.03

Net income (loss)	$0.11	$(0.06)

Weighted average common shares outstanding:

Basic	7,921,071	7,884,274

Diluted	8,027,251	7,884,274

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Nine months ended September 30,
	2005	2004
Revenues:
Remodeling contracts	$73,077,839	$60,525,194
Gains from loan portfolio sales	—	107,479
Interest income	4,482,301	4,023,105
Other	158,325	400,388

Total revenues	$77,718,465	$65,056,166

Costs and expenses:
Cost of remodeling contracts	$37,004,833	$31,671,786
Branch operations	3,422,613	2,206,663
Sales and marketing	25,242,579	21,909,122
Interest expense on financing of loan portfolios	1,753,907	1,280,036
Provision for loan losses	680,577	554,376
General and administrative	9,404,727	8,285,019
Restructuring charges	1,321,006	—

Income (loss) from operations	$(1,111,777)	$(850,836)

Interest expense	367,525	258,829
Other income, net	177,225	137,529

Income (loss) before income taxes	(1,302,077)	(972,136)
Income tax (benefit)	(483,536)	(360,455)

Net income (loss) from continuing operations	$(818,541)	$(611,681)

Discontinued operations:
Income from discontinued operations	$47,400	$385,909
Tax expense	(18,486)	(131,209)

Net income from discontinued operations	28,914	254,700

Net income (loss)	$(789,627)	$(356,981)

Net income (loss) per common share – basic and diluted:

Continuing operations	$(0.10)	$(0.09)
Discontinued operations	—	0.04

Net income (loss)	$(0.10)	$(0.05)

Weighted average common shares outstanding:

Basic and Diluted	7,900,644	7,010,090

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2005	2004
Operating Activities
Net loss	$(789,627)	$(356,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,326,862	1,418,101
Net provision for loan losses and bad debts	785,812	618,389
Write-down of long-lived assets	1,129,768	—
Gain from loan portfolio sales	—	(107,479)
Other – non-cash	83,144	—
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	—	731,053
Purchases of finance receivables for sale	—	(623,574)
Accounts receivable	(2,193,856)	(1,780,226)
Inventories	158,403	(1,641,821)
Commission advances and prepaid expenses	(38,799)	(101,596)
Accounts payable and customer deposits	(313,390)	1,547,966
Other, net	668,441	(396,236)

Net cash provided by (used in) operating activities	816,758	(692,404)

Investing Activities
Purchases of property, plant, and equipment	(691,397)	(2,049,120)
Proceeds from sale of assets	146,693	—
Acquisitions, net of cash acquired	—	(50,000)
Purchase of finance receivables	(21,303,924)	(21,568,585)
Customer payments on finance receivables	19,210,637	17,309,999
Other	52,970	(2,208)

Net cash used in investing activities	(2,585,021)	(6,359,914)

Financing Activities
Proceeds from lines of credit and long-term borrowings	19,707,716	40,716,105
Principal payments on lines of credit, long-term debt, and capital leases	(19,010,169)	(36,750,561)
Change in restricted cash	309,388	(1,714,122)
Proceeds from issuance of common stock	153,529	7,439,221

Net cash provided by financing activities	1,160,464	9,690,643

Net increase (decrease) in cash and cash equivalents	(607,799)	2,638,325
Cash and cash equivalents at beginning of period	3,441,804	1,980,634

Cash and cash equivalents at end of period	$2,834,005	$4,618,959

Supplemental Disclosure of Cash Flow Information
Non-cash capital expenditures	$—	$85,000

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2005

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock Compensation

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004, as well as the expected effect of adopting SFAS No. 123R.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$862,597	$(488,447)	$(789,627)	$(356,981)
Restricted stock compensation expense included in income, net of taxes	15,246	—	53,779	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(40,356)	(43,292)	(134,438)	(126,805)

Pro forma net income (loss)	$837,487	$(531,739)	$(870,286)	$(483,786)

Net income (loss) per common share – as reported – basic and diluted	$0.11	$(0.06)	$(0.10)	$(0.05)

Net income (loss) per common share – pro forma:

- basic	$0.11	$(0.07)	$(0.11)	$(0.07)

- diluted	$0.10	$(0.07)	$(0.11)	$(0.07)

Restructuring charges

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Long-lived Assets

Long-lived assets held and used by the Company (including other intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to dispose.

Reclassifications

Certain reclassifications have been made to conform to the prior period amounts to the current period presentation.

The Company has reclassified its quarterly financial data for the three and nine months ended September 30, 2004 from that previously reported in its unaudited report on Form 10-Q to reflect the operating results, net of tax, of its RbA operations, as a discontinued operation.

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

3. Restructuring Charges

In April 2005, the Company implemented a plan to reorganize its exterior products operations and consolidate the manufacturing of wood decks at its Woodbridge, Virginia facility. The Company ceased manufacturing of wood decks at its Glen Mills, Pennsylvania, Westborough, Massachusetts and Bridgeport, Connecticut, facilities effective May 30, 2005 and transitioned these facilities into sales, installation and warehouse centers.

In connection with this plan, during the second quarter of 2005 the Company recorded a restructuring charge of $1,321,000. The restructuring charge included approximately $1,129,000 for the impairment of certain manufacturing equipment, employee severance of $100,000 and $77,000 for lease commitment costs associated with the reduction of its installation vehicle fleet. The restructuring charge is presented as a separate line item in the accompanying consolidated statements of operations.

A summary of the significant components of the pretax restructuring charge for the nine months ended September 30, 2005 is as follows (in thousands):

	Restructuring Related Charges	Non-Cash Charges	Cash Payments	Balance at September 30, 2005
Severance costs	$100	$—	$(100)	$—
Fixed asset impairment	1,129	(1,129)	—	—
Vehicle lease costs	77	—	(6)	71
Other	15	—	(15)	—

	$1,321	$(1,129)	$(121)	$71

The accrual for restructuring charges of approximately $71,000 at September 30, 2005 is included in “other accrued liabilities” on the consolidated balance sheet. The accrual consists of costs related to lease termination costs.

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

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases Retail Installment Obligations (“RIOs”) from remodeling contractors, including RIOs originated by the Company’s home improvement operations. During the nine months ended September 30, 2005 and 2004, FCC originated approximately $3,819,000 and $5,698,000 of RIOs in the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Home Improvement:
Interior products	$506	$376	$1,518	$1,128
Exterior products	142	124	427	373
Consumer Finance	112	110	335	331

	$760	$610	$2,280	$1,832

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Information About Segments (Continued)

The following presents certain financial information of the Company’s segments for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Home Improvement:
Interior products	$21,207	$15,271	$58,767	$43,051
Exterior products	7,450	6,365	14,332	17,705
Consumer Finance	1,564	1,418	4,620	4,300

Consolidated Total	$30,221	$23,054	$77,719	$65,056

Net income (loss) from continuing operations:
Home Improvement:
Interior products	$726	$98	$1,759	$291
Exterior products	293	(730)	(2,247)	(849)
Consumer Finance	(156)	(84)	(331)	(54)

Consolidated Total	$863	$(716)	$(819)	$(612)

Capital Expenditures
Home Improvement:
Interior products	$198	$299	$511	$724
Exterior products	29	360	113	1,408
Consumer Finance	42	14	67	30

Consolidated Total	$269	$673	$691	$2,162

Depreciation and Amortization
Home Improvement:
Interior products	$174	$184	$585	$516
Exterior products	192	239	706	691
Consumer Finance	6	78	36	211

Consolidated Total	$372	$501	$1,327	$1,418

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Home improvement product lines:
Interior Products:
Kitchen refacing	$17,583	$12,469	$48,899	$34,854
Bathroom refacing	3,504	2,601	9,463	7,442
Replacement windows	120	201	405	755

Total	21,207	15,271	58,767	43,051
Exterior Products:
Wood decks	7,449	6,189	14,311	17,474
Other revenues	1	176	21	231

Total	7,450	6,365	14,332	17,705

Total Home Improvement revenues	$28,657	$21,636	$73,099	$60,756

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Information About Segments (Continued)

The percentage of home improvement revenues attributable to each of the Company’s major brands is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Century 21 Home Improvements	13%	30%	17%	35%
The Home Depot	77	47	70	37
Company Brands(1)	10	23	13	28

Total	100%	100%	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income	$1,529	$1,371	$4,482	$4,023
Gains from loan portfolio sales	—	—	—	108
Other revenues and fees	35	47	138	169

Total revenues and fees	$1,564	$1,418	$4,620	$4,300

5. Inventories

Inventories consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials	$2,206,001	$2,219,064
Work-in-progress	1,661,983	1,807,323

	$3,867,984	$4,026,387

6. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	September 30, 2005	December 31, 2004
Principal balance:
Secured	$29,589,240	$30,065,206
Unsecured	13,039,809	10,920,995
Total principal balance	42,629,049	40,986,201
Net premium (discount)	(392,459)	(310,680)
Deferred origination costs, net of amortization	37,212	42,618
Allowance for losses on finance receivables	(579,549)	(559,822)

Carrying value of finance receivables	$41,694,253	$40,158,317

Number of loans	6,815	6,513

Allowance as a percentage of gross finance receivables	1.4%	1.4%
90+ days contractual delinquency:
Total amount delinquent	$369,287	$324,563

% delinquent	0.9%	0.8%

RIOs on non-accrual status	$376,103	$324,563

% on non-accrual status	0.9%	0.8%

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Finance Receivables Held For Investment (Continued)

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$561,310	$478,048	$559,822	$394,734
Provision for losses	264,213	241,129	680,577	554,376
Charge-offs, net of recoveries	(245,974)	(189,437)	(660,850)	(419,370)

	$579,549	$529,740	$579,549	$529,740

At September 30, 2005 and December 31, 2004, scheduled principal maturities of finance receivables held for investment are as follows:

	September 30, 2005	December 31, 2004
Due in one year or less	$10,025,302	$9,335,610
Due after one year through five years	23,081,470	22,375,235
Due after five years	9,522,277	9,275,356

Total	$42,629,049	$40,986,201

The Company utilizes a $5.0 million revolving line of credit and a $75 million Credit Facility to purchase and fund RIO’s (see Note 7). At September 30, 2005 and December 31, 2004, the Company had approximately $38,048,000 and $38,056,000 outstanding under these lines of credit, respectively. During the three and nine months ended September 30, 2005, the weighted average interest rate paid under these lines was 6.2% and 5.6%, respectively, and the weighted average interest rate earned on the portfolio was 14.1%. At September 30, 2005, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 14.0%.

In connection with RIOs originated by the Company, the Company incurs direct administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to reduce interest income over the term of the respective RIO using the effective interest method. Unamortized deferred origination costs were $37,212 and $42,618 at September 30, 2005 and December 31, 2004, respectively.

7. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2005	December 31, 2004
DZ Credit Facility	$36,671,000	$36,072,000
Borrowing base line of credit	2,310,339	1,310,339
$5 million RIO revolving line of credit	1,376,576	1,984,135
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,895,018	1,963,661
Term loan	322,917	468,229
Other	282,332	256,120

	$42,858,182	$42,054,484

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

agreement. Amortization of Credit Facility origination costs was approximately $40,000 for the three months ended September 30, 2005 and 2004 and $120,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, the Company had outstanding borrowings of $36,671,000 and $36,072,000 under the Credit Facility, respectively.

Subject to the $75 million credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At September 30, 2005, the maximum advance under the Credit Facility was approximately $36,009,000 based on eligible RIO’s of $40,010,000. The $662,000 difference between the facility balance and the maximum advance amount represents available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor. Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus 2.5% (4.0% at September 30, 2005), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At September 30, 2005 the excess spread was 6.2%. The Company has not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at September 30, 2005. The Credit Facility provides for a commitment fee of one-half of one percent on the unused portion of the $75 million credit limit if the amount outstanding is less than specified levels at specified dates. During the three months and nine months ended September 30, 2005, the Company accrued approximately $21,000 and $46,000 for commitment fees, which are included in “interest expense on financing loan portfolios” in the accompanying consolidated financial statements. The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature which among other matters (1) limit the ability to merge, consolidate or sell substantially all of the assets of the FCC subsidiary, (2) require the maintenance of a certain tangible net worth, and (3) restrict the purchase of RIOs unless certain underwriting criteria are met. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

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

The Revolving Line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. FCC holds RIOs until the first payment is made by the customer, typically within 30 days, and then sells the RIOs to its subsidiary, FCCA, utilizing the Credit Facility to refinance and pay down the Revolving Line. FCC is required to pay down the line of credit upon the sale of RIOs, or if the borrowing base is less than the outstanding principal balance under the line. Interest on the Revolving Line is payable monthly at LIBOR plus 2.6% (4.1% at September 30, 2005). The Revolving Line, as amended, matures May 30, 2006 at which time any outstanding principal and accrued interest is due and payable. The Revolving Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At September 30, 2005 and December 31, 2004, the Company had outstanding borrowings of $1,376,576 and $1,984,135 under the Revolving Line, respectively.

The Borrowing Base Line allows borrowings up to $3 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At September 30, 2005 and December 31, 2004 the Company had outstanding borrowings of $2,310,339 and $1,310,339, respectively, under the Borrowing Base Line. At September 30, 2005, the Company

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities (Continued)

had an additional borrowing capacity of approximately $690,000 under the line. The Borrowing Base Line matures May 30, 2006. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (4.1% at September 30, 2005). The Borrowing Base Line is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors.

The Term Loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6% (4.1% at September 30, 2005). The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries, and the Company and its subsidiaries are guarantors. At September 30, 2005 and December 31, 2004, the outstanding balance of the Term Loan was $322,917 and $468,229, respectively.

In November 2002 the Company’s subsidiary USA Deck, Inc. obtained a mortgage in the amount of $2,125,000from GE Capital Business Asset Funding on its manufacturing and office facility in Woodbridge, Virginia. The mortgage is secured by the property. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company.

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment or finance the cost of certain of the Company’s insurance portfolio. These loans are payable in monthly payments of principal and interest ranging from $367 to $25,535 through February 2009. At September 30, 2005 and December 31, 2004, the aggregate amount outstanding was $282,332 and $256,120, respectively.

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

8. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, primarily consumer financing. The Company made payments to the law firm during the three months ended September 30, 2005 and 2004, of approximately $29,000 and $40,000, respectively, and $117,000 and $115,000 for the nine months ended September 30, 2005 and 2004, respectively.

9. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

10. License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “Century 21™ Cabinet Refacing” and “Century 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were approximately $109,000 and $199,000 for the three months ended September 30, 2005 and 2004, respectively, and $363,000 and $640,000 for the nine months ended September 30, 2005 and 2004, respectively, and are included in “Sales and marketing” on the accompanying consolidated statements of operations.

11. Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with Renewal by Andersen (“RbA”) to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” In November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. At September 30, 2005, the Company had no remaining obligations to RbA except for a period of two years from the completion date of an RbA product installation for a customer, the Company will perform (or have others perform) any service necessary to fulfill its installation warranty for its customers.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

12. Restricted Stock Plan

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. Pursuant to the Restricted Stock Plan, the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the Company’s Compensation Committee. The Company’s Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant awards up to a maximum of 500,000 shares of common stock. At September 30, 2005, 453,323 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock under the Restricted Stock Plan. During the three and nine months ended September 30, 2005, the Company issued 1,370 and 9,177 shares to non-employee directors as compensation, respectively, and recorded approximately $8,000 and $53,000 of expense related to these shares, respectively. The restricted shares were issued without forfeiture terms and were fully vested upon issuance. In addition, on March 28, 2005, 37,500 shares of restricted stock were issued to certain management and employees. These awards vest based upon the passage of time, generally over 3-4 years. The associated expense is being recognized over the vesting period.

13. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):
Net income (loss) from continuing operations	$862,597	$(716,582)	$(818,541)	$(611,681)
Net income from discontinued operations	—	228,135	28,914	254,700

Net income (loss)	862,597	(488,447)	(789,627)	(356,981)

Weighted average shares outstanding – basic	7,921,071	7,884,274	7,900,644	7,010,090
Effect of dilutive securities	106,180	—	—	—

Weighted average shares outstanding – diluted	8,027,251	7,884,274	7,900,644	7,010,090

Net income (loss) per share – basic and diluted:
Continuing operations	0.11	(0.09)	(0.10)	(0.09)
Discontinued operations	—	0.03	—	0.04

Net income (loss) per share – basic and diluted	$0.11	$(0.06)	$(0.10)	$(0.05)

Outstanding stock options to purchase 269,090 and 707,124 shares of the Company’s common stock for the three and nine months ended September 30, 2005, and 749,746 and 755,393 shares of the Company’s common stock for the three and nine months ended September 30, 2004, were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2005 included herein, and our audited financial statements for years ended December 31, 2004, 2003 and 2002, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. In some markets, we purchase wood deck components from Universal Forest Products, Inc. (“Universal”) pursuant to a limited license we granted to Universal to manufacture pre-engineered component deck parts and related accessory products for us. In our home improvement operations, at September 30, 2005, we operated 36 sales and installation centers in 20 states serving 29 major U.S. remodeling markets. We maintain a marketing center in Boca Raton, Florida.

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

During the first six months of 2005 we completed the opening of nine new kitchen and bath sales and installation centers serving approximately 225 The Home Depot stores. In addition, we commenced offering wood deck products to The Home Depot customers in 60 stores in the Minneapolis and St. Louis markets, sharing our existing interior products facilities. At September 30, 2005, our kitchen and bath products were available to The Home Depot customers in approximately 535 stores as compared to approximately 300 stores at September 30, 2004. Our wood deck products were being offered in approximately 400 stores at September 30, 2005 as compared to 240 stores at September 30, 2004.

Results of Operations

Results of operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

	(In thousands)
	Three months ended September 30,
	2005					2004
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$21,207	$7,450	$28,657	$1,564	$30,221	$15,271	$6,365	$21,636	$1,418	$23,054
Costs and expenses:
Costs of remodeling contracts	9,305	5,044	14,349	—	14,349	6,936	5,137	12,073	—	12,073
Branch operations	1,217	—	1,217	—	1,217	805	—	805	—	805
Sales and marketing	7,719	1,392	9,111	—	9,111	6,080	1,620	7,700	—	7,700
Interest expense on financing of loan portfolios	—	—	—	649	649	—	—	—	429	429
Provision for loan losses	—	—	—	264	264	—	—	—	241	241
General and administrative	1,688	608	2,296	877	3,173	1,262	763	2,025	855	2,880
Restructuring charge	—	—	—	—	—	—	—	—	—	—

Operating income (loss)	1,278	406	1,684	(226)	1,458	188	(1,155)	(967)	(107)	(1,074)
Interest expense	50	59	109	30	139	42	45	87	31	118
Other income	64	3	67	—	67	44	—	44	—	44

Income (loss) before income taxes	1,292	350	1,642	(256)	1,386	190	(1,200)	(1,010)	(138)	(1,148)
Income tax (benefit)	566	57	623	(100)	523	92	(470)	(378)	(54)	(432)

Net income (loss) from continuing operations	$726	$293	$1,019	$(156)	$863	$98	$(730)	$(632)	$(84)	$(716)

Net income from discontinued operations	—	—	—	—	—	228	—	228	—	228

Net income (loss)	$726	293	$1,019	$(156)	$863	$326	$(730)	$(404)	$(84)	$(488)

Management’s Summary of Results of Operations

For the three months ended September 30, 2005, consolidated revenues increased 31.1% to $30,221,000 as compared to $23,054,000 in the three months ended September 30, 2004. Net income from continuing operations for the quarter ended September 30, 2005 was $863,000, or $0.11 per diluted share as compared with a net loss of $716,000, or $0.09 per diluted share, for third quarter 2004.

Interior Products – Revenues in our interior products segment increased $5,936,000, or 38.9%, to $21,207,000 from $15,271,000 in the third quarter last year. The increase in revenue reflects an increase in new sales orders in our operations which serve the Home Depot, including our new centers we opened in 2005, and reduced installation cycle time in our California operations as compared to the prior year quarter. During the third quarter 2005, we operated in 19 markets (approximately 535 stores) under our program with the Home Depot as compared to 11 markets (approximately 300 stores) in the third quarter 2004.

Net income from continuing operations in our interior products segment was $726,000, or 3.4%, of related revenues, for the three months ended September 30, 2005 as compared with $98,000, or 0.6% of related revenues, for the three months ended September 30, 2004. Increased revenues, which resulted in greater coverage of fixed operating costs, as well as lower start up operating losses associated with new opened markets, each contributed to the improved net operating margin.

Exterior Products – Since October 2004, we have taken a number of actions to return our deck operations to profitability. Last quarter we implemented a complete restructuring of our deck operations and we consolidated deck manufacturing into our Woodbridge, Virginia facility. We ceased manufacturing wood decks in our Glen Mills, Westborough and Bridgeport facilities and we transitioned these facilities into sales, installation and warehouse centers to continue to service our customers in these markets. During the third quarter 2005, we increased our installation staffing by supplementing our deck installation workforce with subcontractor installers. We believe that we can more effectively control and balance our labor resources and costs during seasonal variations in our deck business with a combination of employee installers and subcontractors. These actions have resulted in reduced deck manufacturing operating expenses and increased our deck installation capacity.

Revenues in our exterior products segment were $7,450,000 in the third quarter 2005, an increase of approximately 17.0% from $6,365,000 in the same quarter last year. The increase in revenues reflects a greater number of jobs completed during the current period resulting from the combination of a higher backlog at the beginning of the quarter coupled with increased installation staffing during the period.

Net income in the exterior products segment was $293,000 in the quarter ended September 30, 2005, as compared to a net loss of $730,000 in the same quarter last year. The increase in profitability in our exterior products segment is due to higher revenues and reduced operating expenses resulting from the reorganization of deck operations.

Although we will continue to benefit from reduced operating costs and leveraging outsourced labor resources, we are entering the historical seasonal decline in our deck business and consequently we expect to incur an operating loss in our deck business in the fourth quarter 2005.

Consumer Finance – Revenues from our consumer finance segment were $1,564,000 in the third quarter 2005, as compared with $1,418,000 in the prior year quarter. Net loss for the finance segment was $156,000 as compared with a net loss of $84,000 for the same periods, respectively.

The loss in the period reflects the limited growth in our RIO portfolio and higher interest expense resulting from continued interest rate increases.

Home Improvement Operations – Detailed Review

Revenues from home improvement operations increased $7,021,000, or 32.5%, to $28,657,000 in the three months ended September 30, 2005, from $21,636,000 in the three months ended September 30, 2004.

Revenues attributable to each of our product lines for the three months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2005	2004	$	%
Interior products:
Kitchen refacing	$17,583	$12,469	$5,114	41.0
Bathroom refacing	3,504	2,601	903	34.7
Replacement windows	120	201	(81)	(40.3)

Total interior products	21,207	15,271	5,936	38.9

Exterior products:
Wood decks	7,449	6,189	1,260	20.4
Other revenues	1	176	(175)	(99.4)

Total exterior products	7,450	6,365	1,085	17.0

Total Home Improvement revenues	$28,657	$21,636	$7,021	32.5

The amount and percentage of home improvement revenues attributable to our major brands for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

	Revenues		Percent of Home Improvement Revenues
	Q3-2005	Q3-2004	Q3-2005	Q3-2004
Century 21 Home Improvements	$3,603	$6,563	13%	30%
The Home Depot	22,217	10,176	77%	47%
Company Brands(1)	2,837	4,897	10%	23%

	$28,657	$21,636	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

New sales orders and backlog of uncompleted sales orders for the three months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,
	2005	2004
New Orders
Interior	$20,329	$17,659
Exterior	3,608	5,032

Total Home Improvements	$23,937	$22,691

	Three months ended September 30,
	2005	2004
Backlog
Interior	$13,420	$17,399
Exterior	4,229	3,904

Total Home Improvements	$17,649	$21,303

Revenues in our interior products segment increased $5,936,000, or 38.9%, to $21,207,000 from $15,271,000 in the third quarter last year. The increase in revenues reflects an increase in new sales orders in our operations which serve The Home Depot, including our new centers we opened in 2005, as well as reduced installation cycle time in our California operations as compared to the same period last year.

Revenues in our exterior products segment were $7,450,000 in the third quarter 2005, an increase of approximately 17.0% from $6,365,000 the same quarter last year. The increase in revenues reflects a greater number of jobs completed during the current period resulting from the combination of a higher backlog at the beginning of the quarter coupled with increased installation staffing during the period. During the second quarter of 2005 we were unable to maintain our normal installation cycle times as a result of insufficient installation staffing and consequently backlog of uncompleted jobs at June 30, 2005 increased to $8,132,000 as compared with $5,240,000 at June 30, 2004. During the third quarter 2005, we increased our installation capacity by supplementing our deck installation workforce with subcontractor installers. We believe that we can more effectively control and balance our labor resources and costs during seasonal variations in our deck business with a combination of employee installers and subcontractors. Consequently, as a result of the higher backlog at the beginning of the period and increased installation staffing, we achieved an increase in the number of jobs completed during the period.

Although we were able to increase our installation staffing in the third quarter 2005, our expanded installation cycle times resulted in unusually high customer cancellations during the period. We report new sales orders net of cancellations that occur in the period. As a result of the higher cancellations, new sales orders for exterior products in the third quarter 2005 declined approximately 28% as compared to the same quarter last year. Backlog of uncompleted jobs at September 30, 2005 was $4,229,000 as compared with $3,904,000 at September 30, 2004. Management does not anticipate that the rate of customer cancellations experienced in the third quarter will continue in the fourth quarter 2005.

Gross profit for home improvement operations was $14,308,000 or 49.9% of home improvement revenues for the three months ended September 30, 2005, as compared with $9,563,000, or 44.2% of home improvement revenues in the prior year period.

Gross profit in our interior products segment was $11,902,000 or 56.1% of related revenues in the three months ended September 30, 2005, as compared with $8,335,000 or 54.6% of related revenues in the same period last year. The increase in gross profit margin is principally due to increased revenues which resulted in greater coverage of our fixed installation overhead.

Gross profit in our exterior products segment was $2,406,000 or 32.3% of related revenues for the three months ended September 30, 2005, as compared to $1,228,000 or 19.3% of related revenues in the three months ended September 30, 2004. The increase in gross profit margin is due to the combination of higher revenues and lower fixed production expenses. In May 2005 we consolidated the manufacturing of wood decks into our Woodbridge, Virginia manufacturing facility. As part of the consolidation plan we ceased manufacturing operations at our Glen Mills, Westborough and Bridgeport facilities resulting in reduced fixed production expenses. In some markets we supplement our manufacturing capacity by purchasing deck component parts from Universal.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,217,000, as compared to $805,000 for the three months ended September 30, 2005 and 2004, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $5,551,000, or 19.4% of home improvement revenues in the three months ended September 30, 2005, as compared to $4,342,000, or 20.1% of home improvement revenues for the three months ended September 30, 2004. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot program. Marketing expenses for our interior products were $4,723,000, or 22.3% of related revenues, in the three months ended September 30, 2005 as compared to $3,376,000, or 22.1% of related revenues, in the same period in 2004. Marketing expenses for our exterior products were $828,000, or 11.1% of related revenues, and $966,000, or 15.1% of related revenues, for the three months ended September 30, 2005 and 2004, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $3,451,000, or 12.0% of home improvement revenues for the three months ended September 30, 2005, as compared to $3,159,000, or 14.6% of home improvement revenues in the prior year period. Selling expenses in the interior products segment were $2,887,000 in the three months ended September 30, 2005 as compared with $2,505,000 in the same period in 2004. The increase in sales expenses in our interior products segment is the result of sales commissions on higher revenues and increased sales management costs related to the expansion of our programs with The Home Depot. Selling expenses in our exterior products segment were $564,000 and $654,000 in the three months ended September 30, 2005 and 2004, respectively. The decline in selling expenses in our exterior products segment principally reflects decreased operating costs due to workforce and other reductions made in prior periods.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $109,000 for the three months ended September 30, 2005, as compared to $199,000 in the prior year period. License fees are included in “Sales and marketing” expenses in our financial statements.

General and administrative expenses for home improvement operations were $2,296,000, or 8.0% of home improvement revenues for the three months ended September 30, 2005, as compared to $2,025,000, or 9.4% of home improvement revenues in the prior year period. General and administrative expenses include approximately $648,000 and $500,000 of corporate overhead costs allocated to home improvement operations for the three months ended September 30, 2005 and 2004, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations – Detailed Review

For the three months ended September 30, 2005, revenues from our consumer finance segment were $1,564,000, as compared with $1,418,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended September 30,
	2005	2004
Interest income	$1,529	$1,371
Other revenues and fees	35	47

Total revenues and fees	$1,564	$1,418

Finance receivables held for investment consisted of the following:

	September 30, 2005	December 31, 2004	September 30, 2004
Principal balance:
Secured	$29,589,240	$30,065,206	$29,553,056
Unsecured	13,039,809	10,920,995	10,304,053

Total principal balance	42,629,049	40,986,201	39,857,109
Net premium (discount)	(392,459)	(310,680)	(240,899)
Deferred origination costs, net of amortization	37,212	42,618	42,616
Allowance for losses on finance receivables	(579,549)	(559,822)	(529,740)

Carrying value of finance receivables	$41,694,253	$40,158,317	$39,129,086

Number of loans	6,815	6,513	6,295

Allowance as a percentage of gross finance receivables	1.4%	1.4%	1.3%

90+ days contractual delinquency:
Total amount delinquent	$369,287	$324,563	$338,710

% delinquent	0.9%	0.8%	0.8%

RIOs on non-accrual status	$376,103	$324,563	$387,390

% on non-accrual status	0.9%	0.8%	1.0%

At September 30, 2005 and December 31, 2004, scheduled principal maturities of finance receivables held for investment are as follows:

	September 30, 2005	December 31, 2004
Due in one year or less	$10,025,302	$9,335,610
Due after one year through five years	23,081,470	22,375,235
Due after five years	9,522,277	9,275,356

Total	$42,629,049	$40,986,201

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,
	2005	2004
Balance at beginning of period	$561,310	$478,048
Provision for losses	264,212	241,128
Charge-offs, net of recoveries	(245,973)	(189,436)

Balance at end of period	$579,549	$529,740

Interest expense incurred on financing the purchase of RIOs was $649,000 for the three months ended September 30, 2005, as compared to $429,000 in the prior year period. We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. At September 30, 2005 and December 31, 2004, we had approximately $38,048,000 and $38,056,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines in the three months ended September 30, 2005 and 2004 was 6.2% and 4.0%, and the weighted average interest rate earned on the portfolio was 14.1% and 13.9%, respectively. At September 30, 2005, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.0%.

General and administrative expenses were approximately $877,000, or 56.1% of finance segment revenues for the three months ended September 30, 2005, as compared with $855,000, or 60.3% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $112,000 and $110,000 in the three months ended September 30, 2005 and 2004, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 53.1% and 50.9% of general and administrative expenses for the three months ended September 30, 2005 and 2004, respectively.

Results of operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

	(In thousands) Nine months ended September 30,
	2005					2004
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Revenues	$58,767	$14,332	$73,099	$4,620	$77,719	$43,051	$17,705	$60,756	$4,300	$65,056
Costs and expenses:
Costs of remodeling contracts	26,350	10,655	37,005	—	37,005	19,294	12,378	31,672	—	31,672
Branch operations	3,423	—	3,423	—	3,423	2,207	—	2,207	—	2,207
Sales and marketing	21,549	3,693	25,242	—	25,242	17,587	4,322	21,909	—	21,909
Interest expense on financing of loan portfolios	—	—	—	1,754	1,754	—	—	—	1,280	1,280
Provision for loan losses	—	—	—	681	681				554	554
General and administrative	4,478	2,287	6,765	2,639	9,404	3,449	2,330	5,779	2,506	8,285
Restructuring charge	—	1,321	1,321	—	1,321	—	—	—	—	—

Operating income (loss)	2,967	(3,624)	(657)	(454)	(1,111)	514	(1,325)	(811)	(40)	(851)
Interest expense	120	160	280	88	368	74	138	212	47	259
Other income	168	9	177	—	177	70	68	138	—	138

Income (loss) before income taxes	3,015	(3,775)	(760)	(542)	(1,302)	510	(1,395)	(885)	(87)	(972)
Income tax (benefit)	1,256	(1,528)	(272)	(211)	(483)	219	(546)	(327)	(33)	(360)

Net income (loss) from continuing operations	$1,759	$(2,247)	$(488)	$(331)	$(819)	$291	$(849)	$(558)	$(54)	$(612)

Net income from discontinued operations	29	—	29	—	29	255	—	255	—	255

Net income (loss)	$1,788	$(2,247)	$(459)	$(331)	$(790)	$546	$(849)	$(303)	$(54)	$(357)

Consolidated revenues increased 19.5% to $77,719,000 in the nine months ended September 30, 2005, as compared to $65,056,000 in the nine months ended September 30, 2004. Net loss from continuing operations was $819,000, or $0.10 per share, as compared to $612,000, or $0.09 per share, for the nine months ended September 30, 2005 and 2004, respectively. Net loss from continuing operations in the nine months ended September 30, 2005 included a pretax restructuring charge of $1,321,000 related to the consolidation of manufacturing operations in our exterior products business. Excluding the restructuring charge, net loss from continuing operations for the nine months ended September 30, 2005 was approximately $6,000.

Home Improvement Operations – Detailed Review

Revenues from our home improvement operations increased $12,343,000, or 20.3%, to $73,099,000 in the nine months ended September 30, 2005, from $60,756,000 in the nine months ended September 30, 2004. Revenues attributable to each of our product lines are as follows (in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2005	2004	$	%
Interior products:
Kitchen refacing	$48,899	$34,854	$14,045	40.3
Bathroom refacing	9,463	7,442	2,021	27.2
Replacement windows	405	755	(350)	(46.4)

Total interior products	58,767	43,051	15,716	36.5

Exterior products:
Wood decks	14,311	17,474	(3,163)	(18.1)
Other revenues	21	231	(210)	(90.9)

Total exterior products	14,332	17,705	(3,373)	(19.1)

Total Home Improvement revenues	$73,099	$60,756	$12,343	20.3

The amount and percentage of home improvement revenues attributable to our major brands for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Revenues		Percent of Home Improvement Revenues
	Q3-2005	Q3-2004	Q3-2005	Q3-2004
Century 21 Home Improvements	$12,086	$21,308	17%	35%
The Home Depot	51,228	22,490	70	37
Company Brands(1)	9,785	16,958	13	28

	$73,099	$60,756	100%	100%

(1)	Includes our Facelifters brand in 2005, and our Facelifters, Cabinet Clad and USA Designer Deck brands in 2004.

Revenues in our interior products segment increased $15,716,000, or 36.5%, to $58,767,000 in the nine months ended September 30, 2005 from $43,051,000 in the same period last year. The increase in revenues is due to an increase in new sales orders in our operations which serve The Home Depot, and reduced installation cycle times as compared to the same period last year in our California operations.

Revenues in our exterior products segment were $14,332,000 in the nine months ended September 30, 2005, a decline of approximately 19.1% from $17,705,000 the same period last year. The revenue decline reflects a lower number of jobs completed during the second quarter 2005 as a result of an insufficient number of installers and extreme winter weather conditions in the Northeast during the first quarter 2005 which adversely affected our ability to complete installations.

New sales orders and backlog of uncompleted sales orders for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Nine months ended September 30,
	2005	2004
New Orders
Interior	$59,722	$52,740
Exterior	16,094	19,001

Total Home Improvements	$75,816	$71,741

	As of September 30, 2005	As of December 31, 2004
Backlog
Interior	$13,420	$11,735
Exterior	4,229	2,446

Total Home Improvements	$17,649	$14,181

Gross profit in our home improvement operations was $36,094,000 or 49.4% of home improvement revenues for the nine months ended September 30, 2005, as compared with $29,084,000, or 47.9% of home improvement revenues in the prior year period.

Gross profit in our interior products segment was $32,417,000 or 55.2% of related revenues in the nine months ended September 30, 2005, as compared with $23,757,000 or 55.2% of related revenues in the same period last year. Gross profit in our exterior products segment was $3,677,000 or 25.7% of related revenues for the nine months ended September 30, 2005, as compared to $5,327,000 or 30.1% of related revenues in the nine months ended September 30, 2004. As previously discussed, effective May 30, 2005, we ceased manufacturing operations at our Glen Mills, Westborough and Bridgeport facilities and we transitioned these facilities to deck warehouse and distribution centers. We are currently supplying these markets with manufactured decks from our Woodbridge manufacturing center. In other markets we supplement our manufacturing capacity by purchasing deck component parts from Universal Forest Products, Inc.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our interior products sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $3,423,000, as compared to $2,207,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $15,165,000, or 20.7% of home improvement revenues in the nine months ended September 30, 2005, as compared to $11,996,000, or 19.7% of home improvement revenues for the nine months ended September 30, 2004. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs. Marketing expenses for our interior products were $12,810,000, or 21.8% of related revenues, in the nine months ended September 30, 2005 as compared to $9,468,000, or 22.0% of related revenues, in the same period in 2004. Marketing expenses for our exterior products were $2,355,000, or 16.4% of related revenues, and $2,528,000, or 14.3% of related revenues, for the nine months ended September 30, 2005 and 2004, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $9,714,000, or 13.3% of home improvement revenues for the nine months ended September 30, 2005, as compared to $9,273,000, or 15.3% of home improvement revenues in the prior year period. The increase in sales expenses is the result of the sales commissions on higher revenues, and increased sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $8,376,000 in the nine months ended September 30, 2005 as compared with $7,480,000 the same period in 2004. Selling expenses for our exterior products were $1,338,000 and $1,793,000 in the nine months ended September 30, 2005 and 2004, respectively.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $363,000 for the nine months ended September 30, 2005, as compared to $640,000 in the prior year period.

General and administrative expenses for home improvement operations were $6,765,000, or 9.3% of home improvement revenues for the nine months ended September 30, 2005, as compared to $5,779,000, or 9.5% of home improvement revenues in the prior year period. During the nine months ended September 30, 2005, we incurred approximately $232,000 in consulting fees related to our compliance with section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses include approximately $1,945,000 and $1,501,000 of corporate overhead costs allocated to home improvement operations for the nine months ended September 30, 2005 and 2004, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations – Detailed Review

For the nine months ended September 30, 2005, revenues from our consumer finance segment were $4,620,000, as compared to $4,300,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Nine months ended September 30,
	2005	2004
Interest income	$4,482	$4,023
Gains from loan portfolio sales	—	108
Other revenues and fees	138	169

Total revenues and fees	$4,620	$4,300

Changes in the allowance for loan losses were as follows:

	Nine months ended September 30,
	2005	2004
Balance at beginning of period	$559,822	$394,734
Provision for losses	680,577	554,376
Charge-offs, net of recoveries	(660,850)	(419,370)

Balance at end of period	$579,549	$529,740

Interest expense incurred on financing the purchase of RIOs was $1,754,000 for the nine months ended September 30, 2005, as compared to $1,280,000 in the prior year period. We utilize a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIO’s. The weighted average interest rate paid under these lines in the nine months ended September 30, 2005 and 2004 was 5.6% and 3.8%, and the weighted average interest rate earned on the portfolio was 14.1% and 14.2%, respectively. At September 30, 2005, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.0%.

General and administrative expenses were approximately $2,639,000, or 57.1% of finance segment revenues for the nine months ended September 30, 2005, as compared with $2,506,000, or 58.3% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $335,000 and $331,000 in the nine months ended September 30, 2005 and 2004, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 52.6% and 50.0% of general and administrative expenses for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At September 30, 2005, we had approximately $2,834,000 in cash and cash equivalents.

Cash provided by operations was $817,000 for the nine months ended September 30, 2005. We used $692,000 in operations in the prior year period. We utilized approximately $691,000 in cash for capital expenditures (consisting primarily of computers, furniture and fixtures, and various office equipment) in the first nine months of 2005. The capital expenditures were principally made in connection with our expansion program with The Home Depot in our interior products segment.

At September 30, 2005 and December 31, 2004, we had the following amounts outstanding under our credit and debt agreements:

	September 30, 2005	December 31, 2004
DZ Credit Facility	$36,671,000	$36,072,000
Borrowing base line of credit	2,310,339	1,310,339
$5 million RIO revolving line of credit	1,376,576	1,984,135
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,895,018	1,963,661
Term loan	322,917	468,229
Other	282,332	256,120

	$42,858,182	$42,054,484

In February 2003, we entered into a $75 million credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or “Agent”) to fund the purchase of RIOs in our finance business. The credit facility is a five-year program in which Autobahn funds loans made to us through the issuance of commercial paper.

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. Subject to the $75 million credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At September 30, 2005, the maximum advance under the credit facility was approximately $36,009,000 based on eligible RIOs of $40,010,000. At September 30, 2005, the balance of the credit facility was $36,671,000. The $662,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

The credit facility requires that if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At September 30, 2005 the excess spread was 6.2%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at September 30, 2005.

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

The Frost revolving line allows borrowings up to $5 million for the purchase of RIOs. Subject to the $5 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our $75 million credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. The Frost revolving line matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At September 30, 2005, we had outstanding borrowings of approximately $1,377,000 under the Frost revolving line.

We generally hold RIOs until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our DZ Bank credit facility to refinance and pay down the Frost revolving line.

The Frost line of credit allows borrowings up to $3 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At September 30, 2005, we had outstanding borrowings of $2,310,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $690,000. The Frost line of credit matures May 30, 2006, at which time any outstanding principal and accrued interest is due and payable. The Frost line of credit is secured by substantially all of our assets.

The Frost term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At September 30, 2005, the outstanding balance of the Frost term loan was approximately $323,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We are in compliance with all restrictive covenants at September 30, 2005.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consists of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At September 30, 2005, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.0% and an average remaining term of approximately 104 months. Net unamortized discount was approximately $392,000 at September 30, 2005.

The accrual of interest on RIOs is discontinued when the loan is 90 days or more past due and accrued, but unpaid interest is charged off. A loan is placed back on accrual status when both interest and principal are current. At September 30, 2005, we had approximately $376,000 of loans on non-accrual status.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to recover all amounts due according to the terms of the RIOs. An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may have affected the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Loans deemed to be uncollectible are charged against the allowance when management believes that the payments cannot be recovered. Subsequent recoveries, if any, are credited to the allowance. Allowance for loan losses at September 30, 2005 was approximately $580,000. If our loss experience were to deteriorate, a higher level of reserves may be required. For example, if economic or other conditions resulted in increased bankruptcies or increases in payment delinquencies, we may be required to provide additional reserves. Additionally, as our portfolio of RIOs increases, we will record a proportional increase in our reserve.

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

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At September 30, 2005, the excess spread was 6.2%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at September 30, 2005.

ITEM 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 10, 2005 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2**	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3***	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4****	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5****	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1**	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2**	Bylaws of U.S. Home Systems, Inc.

4.1**	Common Stock specimen – U.S. Home Systems, Inc.

10.1****	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2****	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3****	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4****	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5****	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6****	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7****	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8†	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.9†	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10†	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

IOE - 1

Exhibit Number	Description of Exhibit
10.11†	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12†	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13††	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14††	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15††	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16††	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17††	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18¥	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.19¥	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.20¥	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.21¥	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.22¥	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.23¥¥	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.24¥¥	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.25¥¥	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.26¥¥	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.27¥¥	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.28¥¥	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.29¥¥	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.30¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

IOE - 2

Exhibit Number	Description of Exhibit
+10.31¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.32¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.33¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.34¥¥	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.35¥¥¥	Amended and Restated 2000 Stock Compensation Plan

+10.36***	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.37¥¥¥¥	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.38¥¥¥¥	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.39[z]	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.40[z]	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.41[z]	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.42[z]	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.43[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.44[z]	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.45z z	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.46z z z	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.47z z z	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.48z z z	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.49z z z z	Non-Employee Director Compensation Plan

+10.50z z z z	Form of Restricted Stock Agreement for Non-Employee Directors

+10.51z z z z	Form of Restricted Stock Agreement for Employees

21.1¥¥¥¥	Subsidiaries of the Company

31.1°	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2°	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1°	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2°	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IOE - 3

°	Filed herewith.
+	Management contract or compensatory plan or arrangement.
*	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
†	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
††	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
¥	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
¥¥	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
¥¥¥	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
¥¥¥¥	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
[z]	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
zz	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
zzz	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
zzzz	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.

IOE - 4