Form 10-K
period 2005-12-31
US HOME SYSTEMS INC
filed 2006-03-16
CIK 844789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 0-18291

U.S. HOME SYSTEMS, INC.

(Name of Issuer Specified in Its Charter)

Delaware	75-2922239
(State of Incorporation)	(I.R.S. Employer Identification No.)

405 State Highway 121 Bypass, Building A, Suite 250 Lewisville, Texas	75067
(Address of Principal Executive Offices)	(Zip Code)

(214) 488-6300

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:

None

Securities registered under Section 12 (g) of the Exchange Act:

$.001 Par Value Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 6, 2006, 7,997,188 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was $31,125,311.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2.    Yes  ☐    No  ☒

The following documents are incorporated by reference: Portions of the registrant’s proxy statement pertaining to the registrant’s 2006 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We purchase certain kitchen and bath refacing products from several unaffiliated suppliers. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. In some markets, we purchase wood deck components from Universal Forest Products, Inc. (“Universal”) pursuant to a limited license we granted to Universal to manufacture pre-engineered component deck parts and related accessory products for us. In our home improvement operations, at December 31, 2005, we operated 36 sales and installation centers in 20 states serving 29 major U.S. remodeling markets. We maintain a marketing center in Boca Raton, Florida.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. Under these agreements, we provide to The Home Depot customers, in designated markets, kitchen and bath refacing and wood deck products on an installed basis. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot.

During 2005 we completed the opening of nine new kitchen and bath sales and installation centers serving approximately 225 The Home Depot stores. In addition, we commenced offering wood deck products to The Home Depot customers in 60 stores in the Minneapolis and St. Louis markets, sharing our existing interior products facilities. At December 31, 2005, our kitchen and bath products were available to The Home Depot customers in 535 stores and our wood deck products were being offered in approximately 400.

In February 2006, we agreed with The Home Depot to add new markets in New York, Connecticut, Florida, North Carolina, Kentucky, Indiana and Missouri in which we will offer our kitchen and bathroom refacing products and installation services to The Home Depot customers. This expansion will increase by approximately 350 the number of stores in which our kitchen refacing products are available to The Home Depot customers. We will begin offering our products and services in certain of the New York and Florida markets in the first quarter of 2006 and will continue to roll out the remaining markets through the third quarter of 2006. Once the roll out is completed, our kitchen refacing products and services will be available in approximately 900 The Home Depot stores, with 615 of those stores also offering our bathroom refacing products and installation services. We plan to open 11 regional sales and installation service centers to support the additional markets.

On December 31, 2005, we consolidated the business and operations of our interior and exterior product segments through the merger of our USA Deck, Inc. subsidiary with and into our U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. U.S. Remodelers will continue to operate the wood deck manufacturing facility in Woodbridge, Virginia and will continue to market wood deck products and accessories to The Home Depot customers in designated markets.

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

Our principal offices are located at 405 State Highway 121 Bypass, Building A, Suite 250, Lewisville, Texas 75067, and our telephone number is (214) 488-6300. Our common stock is traded on the Nasdaq National Market System under the symbol “USHS”. Except as otherwise indicated by the context, references in this annual report to “we”, “us”, “our”, or the “Company” are to the combined business of U.S. Home Systems, Inc. and its subsidiaries.

Our Business Strategies

Our objective is to grow our home improvement and consumer finance businesses. We intend to pursue this objective through the following business strategies:

Expand Our Product Distribution and Grow Our Business Through Our Relationship with The Home Depot

Our relationship with The Home Depot provides us with a significant distribution channel for our installed products. By combining the brand name recognition and distribution presence of The Home Depot with our manufacturing and installation programs, we believe we have the opportunity to profitably grow sales of our wood decks, kitchen and bathroom refacing products. We will continue to seek opportunities to expand our relationship with The Home Depot into new geographic markets and to add new products in our The Home Depot distribution channel.

In February 2006, we expanded our kitchen and bath refacing service agreements with The Home Depot to add approximately 350 additional The Home Depot stores. By the end of the third quarter 2006, our kitchen refacing products and services will be available in approximately 900 The Home Depot stores with approximately 615 of those stores also offering our bathroom refacing products and installation services. We plan to open 11 regional sales and installation centers to support the additional markets. We anticipate that our deck products and services will be offered to The Home Depot customers in approximately 485 The Home Depot stores by year end 2006.

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

Grow Our Consumer Finance Segment

In 2003, we changed our consumer finance business model to implement a strategy of holding RIOs that we purchase from residential remodeling contractors rather than packaging them for sale to credit institutions. We believe this new strategy provides us with the opportunity to earn finance charges for the life of the RIO, as opposed to the lesser, one-time premium that we previously earned upon the sale of our RIO portfolios. We executed on this strategy by entering into a secured credit facility that has enabled us to accumulate approximately $44.5 million of RIOs at December 31, 2005. The credit facility provides us with a capital source to further expand our consumer finance business by increasing the amount of RIOs financed for our existing residential remodeling contractors and allows us to originate relationships with new contractors. Our new strategy provides us with the flexibility to offer sales-enhancing credit programs to our home improvement customers as well as the customers of our existing residential remodeling contractors.

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

Wood Decks: We have developed a solution for the fabrication and installation of wood decks and deck enclosures. We believe that we are the only U.S. company that has developed and applied the concepts of modular designed, pre-engineered, factory built, quality decks that are typically installed in one to two days. We manufacture wood decks and related accessories at our facility in Woodbridge, Virginia. In some markets, we purchase wood deck components from Universal pursuant to a Supply Agreement we have with them. Our The Home Depot customers are able to choose from several pre-designed models or customize their own deck of choice.

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

	Percent of Revenues Year ended December 31,
Product Lines	2005	2004	2003
Kitchen Refacing	62%	56%	52%
Bathroom Refacing	13%	12%	14%
Replacement Windows	—	1%	2%
Wood Decks	19%	24%	26%

Marketing and Sales

Our home improvement products are marketed under nationally recognized brands such as The Home Depot Kitchen and Bathroom Refacing, The Home Depot Installed Decks, Century 21 Home Improvements, Century 21 Cabinet Refacing, and under our Facelifters brand.

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

Wood decks: To serve our deck customers in selected The Home Depot markets, we manufacture the components of our deck products at our manufacturing facilities located in Woodbridge, Virginia.

In September 2004, we granted to Universal, a limited license to manufacture pre-engineered component deck parts and related accessory products to support our expansion into The Home Depot markets in the Midwest United States. We anticipate that our agreement with Universal will substantially reduce the capital outlay required to expand our deck operations in these The Home Depot markets. We also intend to purchase pre-engineered deck component parts from Universal to support, on an as needed basis, sales of decks to The Home Depot customers in our other The Home Depot markets.

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

We currently utilize both employee and subcontractor installation crews, typically comprised of three members, to install our wood decks. Deck installations are typically completed within 60 days from the receipt of the order, and usually completed in two days upon commencement of the installation. During the third and fourth quarters 2005, we began the process to outsource a greater number of installations to subcontractor installers and reduce our dependency on employee installers. We intend to continue to work towards a transition of our installation workforce to subcontractor installers as we believe this will allow us to more effectively control and balance labor resources and costs, particularly during seasonal variations in the demand for our deck products.

Competition

We face significant competition in our respective markets. Reputation, price, workmanship and level of service are among the differentiating factors within the industry. We compete with numerous home improvement contractors and home center retailers in each of the markets in which we operate, including Sears, Sam’s Warehouse Club and Lowe’s and, in some markets, The Home Depot. As we implement our business strategy, we anticipate that we will face greater competition from home center retailers who have significantly more capital resources than we have. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services. In addition to home improvement contractors and home centers, competition for our deck products comes from other specialty or franchise wood deck contractors.

Raw Materials

We are not dependent upon a single source for our principal raw materials, and such raw materials have, historically, been readily available. Raw materials used in the manufacturing and installation process, including solid surface countertops, are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials are, and will continue to be, available from numerous suppliers at competitive prices. We purchase lumber utilized in our lumber treatment and deck manufacturing facility in Woodbridge, Virginia from local suppliers at current market prices which are subject to price fluctuations. We believe that we will be able to purchase an adequate supply of lumber from local suppliers at competitive prices as is necessary to meet our wood deck manufacturing requirements.

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

Seasonality

Our business is subject to seasonal trends. The generation of sales orders for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. The generation of sales orders for our wood deck products typically declines in the last quarter of the year through the first two months of the following year, which negatively impacts our fourth and first quarter revenues and net income, respectively.

Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

Our Material Agreements

The Home Depot Relationship. We currently have an agreement with The Home Depot to be the exclusive provider of installed kitchen cabinet refacing products in 535 The Home Depot stores in designated markets located primarily in the Western and Midwest United States. In February 2006, we expanded our kitchen cabinet and bath refacing service agreements with The Home Depot to add new markets in New York, Connecticut, Florida, North Carolina, Kentucky, Indiana and Missouri. We will begin offering our kitchen and bath refacing products to The Home Depot customers in these markets in the first quarter of 2006. By the end of 2006, we anticipate that our kitchen refacing products and services will be available to customers in approximately 900 The Home Depot stores. Our kitchen refacing agreement terminates in May 2006, unless it is extended. During the term of the program, we are not allowed to enter into any similar agreements with specified competitors of The Home Depot. The agreement may be terminated by either party with thirty days’ written notice upon a breach by either party of any obligation under the agreement if such breach is not remedied within 30 days. Unless the agreement is terminated or extended, it will automatically renew on a month-to-month basis.

We also have an agreement with The Home Depot whereby we provide custom designed, installed bathtub liners and wall surrounds to The Home Depot customers in certain designated markets. The terms of our bathroom refacing agreement are similar to our kitchen refacing agreement with The Home Depot, except that the marketing fee which The Home Depot receives in this program is slightly lower than as provided in our kitchen refacing program with The Home Depot. Our bathroom refacing agreement provides that we will be the exclusive provider to The Home Depot customers in the designated stores of our bathroom products and services. By the end of 2006, we anticipate that our installed bathroom refacing products will be available in approximately 615 The Home Depot stores.

We also have an agreement with The Home Depot whereby we sell, furnish and install wood deck systems to The Home Depot customers in over 400 The Home Depot stores primarily located in the Midwest, Mid-Atlantic and Northeastern United States. We anticipate that our installed deck products will be available to The Home Depot customers in approximately 485 The Home Depot stores by year end 2006. The agreement provides that we will be the exclusive provider of installed wood deck products for The Home Depot in the designated markets. We have agreed to refrain from offering our wood deck products in any The Home Depot markets, including markets which our products are not currently being sold, to other retailers, or other parties, or under the name or trademarks of any other party, without The Home Depot’s consent. Our deck agreement automatically renews for additional one year terms. Either party may terminate the agreement at any time by giving the other party not less than sixty days written notice of intent to terminate as of January 1 of the calendar year following the date of the notice.

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

As a result of the Supply Agreement it will not be necessary for us to build and equip manufacturing facilities to accomplish our expansion into new The Home Depot markets. We also intend to purchase pre-engineered deck component parts from Universal to support, on an as needed basis, sales of decks to The Home Depot customers in certain markets currently being served by us.

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

In the first quarter of 2003, we changed our consumer finance business model to implement a strategy of holding RIOs we purchase from pre-approved residential remodeling contractors rather than packaging them for sale to credit institutions. To facilitate this change, we entered into a secured credit facility with DZ Bank to purchase and finance RIOs. The credit facility provides us with a capital source to further expand our consumer finance business by increasing the amount of RIOs financed for existing residential remodeling contractors and by originating relationships with new contractors. The credit facility also provides us the flexibility to offer sales-enhancing credit programs to our home improvement customers as well as the customers of our residential remodeling contractors. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. The credit facility is secured by the RIOs. We only purchase RIOs for owner-occupied single family and multi-family units. We do not purchase loans associated with commercial properties.

Our credit facility restricts us from purchasing RIOs from home improvement contractors who do not meet certain eligibility standards as specified in our credit facility. The RIOs we purchase must also meet certain minimum credit and other underwriting criteria as provided in our credit facility. Additionally, we must provide our lender with a monthly statement reporting the amount of secured and unsecured RIOs, charge offs, delinquencies and other portfolio characteristics. We believe that our compliance with the underwriting, collection and reporting requirements under our credit facility coupled with our internal credit and collection policies provides us with adequate controls to effectively manage credit risks relating to our RIO portfolio.

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

Effective January 20, 2006 we amended our credit facility with DZ Bank to provide a borrowing base of $50 million which may be increased to $75 million under certain conditions. At December 31, 2005 we had approximately $38 million outstanding under the credit facility. Although our interest rate under the facility remains subject to changes in the commercial paper market, the amended facility reduces our current cost of funds.

During 2005 we experienced a significant number of rapid and early payoffs of RIO’s due to the refinancing environment. Although we purchased approximately $30 million of RIO’s in 2005, our portfolio of RIOs increased only $3.5 million to $44.5 million at December 31, 2005 as compared to approximately $41.0 million at December 31, 2004. Consequently we were unable to build our portfolio of RIO’s which limited the growth of our revenues. In November and December 2005, early payoff’s declined sharply.

While interest rates increased in 2005, the increase had a nominal affect on the number of early payoffs of RIOs, however the higher interest rates resulted in higher financing costs and reduced our profit margin.

In 2005 we have increased our provision for loan losses on our RIO portfolio. Management believes that loan losses in 2005 were higher than expected due to an increase of consumer bankruptcy filings precipitated by revisions to the Federal Bankruptcy Code that became effective in October 2005.

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

Portfolio Characteristics

At December 31, 2005, we owned and serviced a RIO portfolio having a principal balance of approximately $44.5 million. Approximately $31.1 million, or 70% of our RIO portfolio, was secured by the underlying residential property and the remaining 30% of the portfolio is unsecured. Of the $44.5 million portfolio, approximately $6.8 million was originated by our own home improvement operations. As of December 31, 2005, the weighted average credit score for our portfolio was 664 and our average RIO balance was approximately $6,316 with a weighted average maturity of 105 months. Our credit facility prohibits us from purchasing a secured RIO with a principal balance of more than $50,000 or a term longer than 240 months or an unsecured RIO with a balance of more than $35,000 or term longer than 180 months. In addition, we are prohibited under our credit facility from purchasing an unsecured RIO with a credit score less than 640 or a secured RIO with a credit score of less than 580.

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

Employees

At December 31, 2005, we had approximately 718 employees, including 19 employees engaged in marketing activities, 283 sales representatives, 254 manufacturing and installation employees, and 162 management and administrative personnel.

Risks Factors

Termination of our initiatives with The Home Depot would significantly reduce our revenues, net income and available liquidity

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of installed wood decks, and kitchen and bath refacing products to The Home Depot in designated markets. During 2006 we intend to concentrate our efforts and to allocate our personnel and capital resources to continue the expansion of the roll out of wood decks, and kitchen and bath refacing products in designated The Home Depot stores.

During the year ended December 31, 2005 approximately 71% of our home improvement revenues were attributable to sales under our agreements with The Home Depot of which 20% of our revenues were attributable to sales and installations of wood decks, 45% were derived from kitchen cabinet refacing product sales and 6% were related to the sale of bath refacing products and services.

Our kitchen and bathroom refacing agreements with The Home Depot may be terminated by us or The Home Depot with 30 days written notice to the other party. Our wood deck agreement with The Home Depot may be terminated by either party on January 1st of each year upon 60 days prior notice, and may be terminated by The Home Depot on 60 days’ notice if we fail to comply with certain service standards under the agreement. If our Home Depot agreements are terminated prior to the end of their terms or are not renewed at the end of their terms, whether as a result of our failure to fulfill our obligations under the agreements or The Home Depot’s decision to change its business strategy, we would be required to seek alternative channels of distribution for our products and installation services in the markets covered by these agreements. Additionally, our net income and liquidity would likely be reduced because our anticipated revenues from other programs would probably be less than those anticipated under our agreements with The Home Depot and may not be sufficient to cover expenses incurred in connection with new programs. If our Home Depot agreements are cancelled or not renewed at the end of their term our investment in sales and installation centers may be impaired, which may require a write-down of assets, including goodwill

Lower than anticipated revenues or higher than anticipated costs associated with our agreements with The Home Depot could reduce our net income and available liquidity and limit our ability to further expand our relationship with The Home Depot

Lower than anticipated revenues or higher than anticipated expenses associated with our agreements with The Home Depot could reduce our net income and liquidity. Lower than anticipated revenues from our agreements with The Home Depot could result from an inadequate supply of prospective customer leads or reduced demand for our products. The Home Depot is not contractually required to promote or advertise our products. If we are unable to secure a sufficient quantity of prospective customers, or if sales are less than anticipated due to reduced demand for our products and services, our revenues, net income and liquidity could be adversely effected. Additionally, unanticipated delays in implementing the roll-out into new markets due to factors that may include difficulties in attracting and training an adequate work force could result in less than anticipated sales levels.

Higher than anticipated expenses in the markets which we serve or from the roll-out into new The Home Depot markets could result from various factors, including increased or higher than anticipated labor costs, material costs, real estate costs for new sales and installation centers, or higher than anticipated expenses for machinery, equipment, furniture and fixtures, product displays or inventory. If we are unable to maintain adequate liquidity, we may not be able to completely meet our obligations of our roll-out programs or take advantage of future opportunities The Home Depot may present to us.

Our failure to obtain a significant number of customer leads under our relationship with The Home Depot would negatively impact our revenues and earnings

Our home improvement operations are characterized by the need to continuously generate prospective customer leads. Except for our operations which serve The Home Depot, historically, we have generated all our customer leads through our internal marketing efforts. Although not required by the terms of our agreements, The Home Depot assists us with the marketing of our products and services by including them in its marketing programs and by providing us with customer leads generated by our in-store displays and The Home Depot marketing programs. We provide the in-store displays of our products and services, and training to The Home Depot sales personnel for marketing of our products and services, and we follow up customer leads with in-home visits to potential customers. As part of our strategy to grow our business with The Home Depot, our revenues and income are largely dependent on our, and The Home Depot’s, marketing programs to generate prospective customer leads. While management is optimistic about the success of our current programs, and new programs we will develop, there can be no assurances that our, or The Home Depot’s, marketing programs will produce a sufficient quantity and quality of prospective customer leads. The failure to obtain a sufficient number of customer leads would have a material adverse impact on our revenues and earnings.

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

If our agreement with Century 21 is terminated, we would lose a distribution channel for our products which could result in decreased revenues and net income

We market a portion of our kitchen and bath products to consumers under a license agreement with a subsidiary of Century 21 Real Estate Corporation. During the year ended December 31, 2005, approximately 16% of our home improvement revenues were derived from sales of home improvement products and services under the Century 21 brand names.

The license agreement with Century 21, which terminates in 2007, gives us the right to market, sell and install certain products in specific territories under the “Century 21 Home Improvements” and “Century 21 Cabinet Refacing” brand names. Century 21 may terminate the agreement with us if we do not meet certain sales goals. If our license agreement with Century 21 is terminated or not renewed, we would lose a distribution channel and be required to market kitchen and bath cabinet refacing and related products under our own brand names or enter into agreements with other strategic partners. Additionally, if this agreement is terminated or not renewed, we may not be able to reduce expenses rapidly enough to offset any decrease in revenues that we experience. We do not expect our agreement with Century 21 to be renewed when it terminates in 2007. Our inability to replace this strategic partner or our failure to successfully market our products under our brand names in the designated markets could result in a decrease in our revenues and net income.

Our failure to obtain necessary capital to fund our consumer finance business could result in a decrease in our revenues

In 2003, we changed the business model of our consumer finance segment to a strategy of holding R1Os rather than bundling them for sale to credit institutions. To provide the capital for the execution of this strategy, in February 2003, we obtained a five-year secured credit facility from DZ Bank. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. In January 2006, we amended our DZ Bank credit facility to provide for a $50 million borrowing base which may be increased to $75 million under certain conditions. The amended credit facility will reduce our cost of funds for 2006. If this credit facility is terminated or not renewed, we may not be able to obtain other sources of capital. Additionally, our buy and hold strategy depends in part on our ability to fund the 10% of eligible RIOs as required under our credit facility. We may not have sufficient reserves or access to capital to meet this funding obligation. If we are unable to obtain sufficient capital to fund our buy and hold strategy, or if we do not have the capital to meet our 10% funding requirement, we will have to change our consumer finance business model which may result in decreased revenues.

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

We may experience greater competition from large home center retailers which could result in decreased demand for our products and services, pricing pressure and reduced gross margins

We compete with large home center retailers in each of the markets in which we operate, including Sears, Lowe’s and, in some markets, The Home Depot. Many of these retailers currently offer competing products and services and may look to expand their ability to provide remodeling services directly to their customers. As we implement our business strategy, we anticipate that we will face greater competition from these home center retailers who have significantly more capital resources than we have. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services.

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

Our business is subject to seasonal trends. The generation of sales orders for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season and sales order for deck products typically decline in the first and fourth quarters of the calendar year. The seasonal variations negatively impact our first and second quarter revenues and net income. Extreme weather conditions in the markets we serve sometimes negatively impact our revenues and net income. Additionally, should a significant shortage or price increase of a particular material, such as lumber, occur, such conditions could hurt our ability to complete sales orders, result in higher prices and lower margins on our products and ultimately reduce our revenues and net income.

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

PROPERTIES

As of December 31, 2005 we operated 36 home improvement sales and installation centers in 20 states serving 29 major metropolitan areas in the United States and we maintain a marketing center in Boca Raton,

Florida. We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility and we manufacture wood decks and related accessories at our Woodbridge, Virginia facility. We maintain our consumer finance business operations and our corporate office in Lewisville, Texas.

We lease all our properties, except for the Woodbridge and Charles City, Virginia facilities, which we own. All of our leases are for terms of five years or less.

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

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock traded on the Nasdaq SmallCap Market from May 10, 1989 until June 24, 2004 when our common stock began trading on the Nasdaq National Market. Our common stock was traded under the symbol “USPN” from May 10, 1989 until February 14, 2001, when we changed our symbol to “USHS”. On March 6, 2006, the last reported sales price for our common stock was $8.17 per share.

The following table sets forth, for the quarters indicated, the range of closing high and low sales prices of our common stock as reported by the Nasdaq SmallCap Market until June 24, 2004 and thereafter by Nasdaq National Market.

	Common Stock
By Quarter Ended	High	Low
Fiscal 2004
March 31, 2004	$11.30	$9.90
June 30, 2004(1)	$11.85	$7.30
September 30, 2004	$7.30	$5.32
December 31, 2004	$7.19	$4.20
Fiscal 2005
March 31, 2005	$6.50	$4.96
June 30, 2005	$5.42	$4.10
September 30, 2005	$5.94	$4.55
December 31, 2005	$6.88	$4.86
Fiscal 2006
January 1, 2006 through March 6, 2006	$8.39	$6.33

(1)	On June 24, 2004 our common stock began trading on the Nasdaq National Market.

As of March 6, 2006, there were 7,997,188 shares of our common stock outstanding held by approximately 181 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2005, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$104,389	$88,766	$73,948	$48,134	$40,487
Costs and expenses:
Cost of remodeling contracts	49,931	43,915	32,646	19,844	17,302
Branch operations	4,652	3,118	2,139	1,803	1,478
Sales, marketing and license fees	33,270	28,978	24,583	17,242	14,760
Interest expense on financing of loan portfolios	2,417	1,754	1,116	145	22
Provision for loan losses	950	780	559	—	14
General and administrative	12,361	11,448	10,262	6,547	4,118
Restructuring charge	1,321	—	—	—	—
Income (loss) from operations	(513)	(1,227)	2,643	2,553	2,793
Other income (expenses)(1)	(195)	(180)	(198)	(25)	44
Income tax expense (benefit)	(272)	(461)	953	955	1,110
Income (loss) from continuing operations	(436)	(946)	1,492	1,573	1,727
Income (loss) from discontinued operations, net of tax	31	346	36	(537)	—
Net income (loss)	(405)	(600)	1,528	1,036	1,727

Net income (loss) per common share—basic:
Continuing operations	$(0.05)	$(0.13)	$0.23	$0.26	$0.33
Discontinued operations	$—	$0.05	$—	$(0.09)	$—
Net income (loss)	$(0.05)	$(0.08)	$0.23	$0.17	$0.33
Net income (loss) per common share —diluted:
Continuing operations	$(0.05)	$(0.13)	$0.22	$0.26	$0.33
Discontinued operations	$—	$0.05	$—	$(0.09)	$—
Net income (loss)	$(0.05)	$(0.08)	$0.22	$0.17	$0.33
Number of weighted-average shares of common stock outstanding
Basic	7,936,715	7,230,021	6,492,347	5,972,853	5,050,291
Diluted	7,936,715	7,230,021	6,863,606	6,094,238	5,066,292
Revenues by Operating Segment:
Home improvement	$98,122	$82,901	$69,611	$43,926	$39,694
Interior products segment	78,756	61,379	50,278	42,916	39,694
Exterior products segment(2)	19,366	21,522	19,333	1,010	—
Consumer finance(3)	$6,267	$5,865	$4,337	$4,208	$793
Gains from portfolio sales	—	108	767	3,187	580
Interest and other	6,267	5,757	3,570	1,021	213
Balance Sheet Data:
Cash and cash equivalents	$4,417	$3,442	$1,981	$3,639	$4,787
Total assets	74,358	71,643	61,146	25,410	15,969
Long-term debt, capital leases and redeemable securities(4)	45,435	42,537	38,824	6,184	3,819
Stockholders’ equity	$21,049	$21,181	$14,066	$12,434	$8,493

(1)	Includes interest expense, interest income, and other non-operating items.
(2)	We acquired our wood deck business in November 2002.
(3)	We acquired our finance business in October 2001.
(4)	Includes Mandatory Redeemable Preferred Stock that was outstanding at December 31, 2002 and 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with our audited financial statements for years ended December 31, 2005, 2004 and 2003, and the notes to these financial statements included therein. Operations of all acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business—Risk Factors” and elsewhere in this report.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. These products are marketed under nationally recognized brands such as The Home Depot Kitchen and Bathroom Refacing The Home Depot Installed Decks, Century 21 Home Improvements, Century 21 Cabinet Refacing and under our own Facelifters brand. Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing, and in-store displays at selected The Home Depot stores. Our home improvement operations include two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our principal product lines include kitchen and bathroom cabinetry and cabinet refacing products and countertops. In our exterior products segment, our product line includes wood decks and related accessories. We began offering wood deck products in November 2002 when we acquired USA Deck.

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. In some markets, we purchase wood deck components from Universal pursuant to a Supply Agreement we entered into in September 2004. In our home improvement operations, at December 31, 2005, we operated 36 sales and installation centers in 20 states serving 29 major U.S. remodeling markets. We maintain a marketing center in Boca Raton, Florida.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program in connection with our agreements with The Home Depot. Under these agreements, we provide to the Home Depot customers, in designated markets, kitchen and bath refacing and wood deck products on an installed basis. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to become a principal vendor of wood decks, and kitchen and bath refacing products to The Home Depot in designated markets.

On December 31, 2005, we consolidated the business and operations of our interior and exterior product segments through the merger of our USA Deck, Inc. subsidiary with and into our U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. U.S. Remodelers will continue to operate the wood deck manufacturing facility in Woodbridge, Virginia and will continue to market wood deck products and accessories to The Home Depot customers in designated markets. As of January 1, 2006, all of our home improvement products are being offered through our U.S. Remodelers subsidiary.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including RIOs originated by our own home improvement operations. We do not purchase secured RIOs that have a principal balance of more than $50,000 or a term longer than 240 months or an unsecured RIO with a balance of more than $35,000 or term longer than 180 months. The availability of this financing program provides our home improvement operations with a consistent and reliable financing source and enables us to offer a broad range of credit products to our customers and other remodeling contractors.

Results of Operations

Results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004

	Year ended December 31, (Unaudited) (In thousands)
	2005					2004
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$78,756	$19,366	$98,122	$6,267	$104,389	$61,379	$21,522	$82,901	$5,865	$88,766
Costs and expenses:
Costs of remodeling contracts	35,359	14,572	49,931	—	49,931	28,104	15,811	43,915	—	43,915
Branch operations	4,652	—	4,652	—	4,652	3,118	—	3,118	—	3,118
Sales, marketing and license fees	28,563	4,707	33,270	—	33,270	23,559	5,419	28,978	—	28,978
Interest expense on financing of loan portfolios	—	—	—	2,417	2,417	—	—	—	1,754	1,754
Provision for loan losses	—	—	—	950	950	—	—	—	780	780
General and administrative	6,046	2,812	8,858	3,503	12,361	4,894	3,184	8,078	3,370	11,448
Restructuring charge	—	1,321	1,321	—	1,321	—	—	—	—	—

Operating income (loss)	4,136	(4,046)	90	(603)	(513)	1,704	(2,892)	(1,188)	(39)	(1,227)
Interest expense	173	218	391	117	508	102	180	282	79	361
Other income (expense)	301	13	314	(1)	313	113	68	181	—	181

Income (loss) from continuing operations before income taxes	4,264	(4,251)	13	(721)	(708)	1,715	(3,004)	(1,289)	(118)	(1,407)
Income tax expense (benefit)	1,638	(1,635)	3	(275)	(272)	739	(1,157)	(418)	(43)	(461)

Net income (loss) from continuing operations	2,626	(2,616)	10	(446)	(436)	976	(1,847)	(871)	(75)	(946)

Net gain (loss) on discontinued operations, net of tax	31	—	31	—	31	346	—	346	—	346

Net income (loss)	2,657	(2,616)	41	(446)	(405)	1,322	(1,847)	(525)	(75)	(600)

Management’s Summary of Results of Operations

In 2005 we continued our aggressive expansion program in connection with our agreements with The Home Depot which included the opening of nine new kitchen and bath sales and installation centers serving approximately 225 The Home Depot stores. In addition, we commenced offering wood deck products to The Home Depot customers in 60 stores in the Minneapolis and St. Louis markets, sharing our existing interior products facilities. At December 31, 2005, our kitchen and bath products were available to The Home Depot customers in 19 markets, or approximately 535 stores as compared to 11 markets, or approximately 300 stores at December 31, 2004. Our wood deck products were being offered in approximately 400 stores at December 31, 2005 as compared to 240 stores at December 31, 2004.

For the year ended December 31, 2005 consolidated revenues increased $15,623,000, or 17.6% to $104,389,000 as compared to $88,766,000 for the year ended December 31, 2004. Net loss from continuing operations was $436,000, or $0.05 per diluted share, for the year ended December 31, 2005. The net loss included a pre-tax restructuring charge of $1,321,000 related to restructuring our exterior products operations of which $1,129,000 represented a non-cash charge for impairment of certain manufacturing equipment. Excluding the restructuring charge, net income from continuing operations was approximately $377,000, or $0.05 per share as compared to a net loss from continuing operations of $946,000, or $0.13 per diluted share, for the year ended December 31, 2004.

Our exterior product segment has negatively impacted our results of operations during 2005 and 2004. Although we have taken a number of actions to reorganize our deck operations and reduce operating expenses, we will not fully realize the benefit of our cost reduction programs until the second or third quarter of 2006. In addition, sales orders for our deck products typically decline in the first and fourth quarters of the calendar year, which has a negative impact on revenues in the first and second quarter of the year. Additionally, the generation of sales order for our kitchen and bath products also decline in the last six weeks of the year during the holiday period. This seasonal trend historically has a negative impact on our interior segment’s first quarter revenues.

Consequently, we expect to incur an operating loss in the first quarter 2006 on a consolidated basis.

Interior Products For the year ended December 31, 2005 revenues in our interior products segment increased $17,377,000, or 28.3%, to $78,756,000 as compared to $61,379,000 in the prior year period. The increase in revenue reflects growth in new sales orders in our operations which serve the Home Depot, including new orders from centers we opened in 2005.

Net income from continuing operations in our interior products segment was $2,626,000, or 3.3%, of related revenues, for the year ended December 31, 2005 as compared with $976,000, or 1.6% of related revenues, for the prior year period. Our improved operating margin was due to increased revenues, which resulted in greater coverage of fixed operating costs, and improved gross margins resulting from favorable sales product mix and selling price increases, and lower start up operating losses associated with new opened markets to service The Home Depot.

Exterior Products Revenues in our exterior products segment were $19,366,000 for the year ended December 31, 2005, a decline of 10% as compared to $21,522,000 in the prior year. The decrease in revenue reflects a corresponding 10% decline in new orders as compared to the prior year. Net loss in our exterior products segment was $2,616,000 for the year ended December 31, 2005 as compared to a net loss of $1,847,000 in the prior year. The net loss in 2005 included a pre-tax restructuring charge of $1,321,000 related to restructuring our exterior products operations.

During 2005, we have taken a number of actions to reorganize our deck operations and reduce operating expenses in order to return our exterior segment to profitability. These actions included work force reductions, outsourcing certain labor and manufacturing operations, re-assignment of certain personnel, implementing marketing programs to increase customer leads, and consolidation of certain operations.

In connection with our reorganization plan, in the second quarter 2005 we reassigned certain sales and installation management in our interior products segment to also oversee our deck operations, and our Chief Operating Officer assumed the duties of President of our USA Deck subsidiary. Additionally, we consolidated the manufacturing of wood decks into our Woodbridge, Virginia facility and we ceased manufacturing wood decks in our Glen Mills, Westborough and Bridgeport facilities, transitioning these facilities into sales, installation and warehouse centers to continue to service our customers in these markets. As we continue to expand our business in new markets and as our sales increase in markets outside of our manufacturing center area, we intend to rely more on our Supply Agreement with Universal. Our agreement with Universal, which we entered into in September 2004, granted a limited license to Universal to manufacture pre-engineered component deck parts and related accessory products for us.

During the third and fourth quarters 2005, we began the process to outsource a greater amount of job installations to subcontractor installers and reduce our dependency on employee installers. We intend to continue to work towards a transition of our installation workforce to subcontractor installers as we believe this will allow us to more effectively control and balance labor resources and costs, particularly during seasonal variations in demand for our deck products. A significant component of our installation cost is our fleet of specially equipped vehicles and vehicle related expenses, including fuel, insurance and repairs and maintenance. As we continue to transition our workforce to subcontractors, we will continue to reduce our vehicle fleet and related costs.

On December 31, 2005 we consolidated the operations of our interior and exterior products businesses through a merger of our USA Deck, Inc. subsidiary into our U.S. Remodelers, Inc. subsidiary. As a result of the merger, the separate corporate existence of USA Deck ceased and U.S. Remodelers continued as the surviving corporation. We intend to consolidate the administrative functions of USA Deck with our U.S. Remodelers operations, and consolidate and leverage our interior products infrastructure and facilities to include our deck product. As of January 1, 2006, all of our home improvement products are being offered through our U.S. Remodelers subsidiary.

Although the aggregate of our actions has resulted in some reduction in operating costs in 2005, we will not fully realize the benefits of our cost reduction and marketing programs until 2006. Management believes these programs and other actions will be successful in returning our deck operations to profitability. However, if we are unable to increase our deck revenues by generating a sufficient quantity of customer leads and new sales orders, our exterior product operations will continue to have a negative impact on our consolidated operations. In addition, sales orders for our deck products typically decline in the first and fourth quarters of the calendar year. Consequently, we expect to incur an operating loss in our deck operations for the first quarter 2006.

Consumer Finance Our consumer finance business purchases consumer retail installment obligation contracts, or RIOs, from remodeling contractors, including RIOs generated by our home improvement operations. In February 2003, we changed the business model of our finance business to holding portfolios of RIOs rather than packaging them for sale to credit institutions. To facilitate the business change, in February 2003, we entered into a secured credit facility with DZ Bank to purchase and finance RIOs. Prior to entering into the credit facility, we typically held RIOs for less than three months before selling portfolios of RIOs to banks and insurance companies under negotiated purchase commitments. We earned a one-time premium upon each sale.

For the year ended December 31, 2005, revenues from our consumer finance segment were $6,267,000, as compared to $5,865,000 in the prior year period. Net loss for the finance segment was $446,000 for the year ended December 31, 2005 as compared to $75,000 in the prior year period.

During 2005 we experienced a significant number of rapid and early payoffs of RIO’s due to the refinancing environment. Although we purchased approximately $30 million of RIO’s in 2005, our portfolio of RIOs increased only $3.5 million to $44.5 million at December 31, 2005 as compared to approximately $41.0 million at December 31, 2004. Consequently we were unable to build our portfolio of RIO’s which limited the growth of our revenues. In November and December 2005, early payoff’s declined sharply.

While increased interest rates in 2005 had a nominal affect on reducing the number of early payoffs of RIOs, the higher interest rates resulted in higher financing costs under our credit lines and reduced our profit margin.

In 2005 we have increased our provision for loan losses on our RIO portfolio. However, management believes that loan losses in 2005 were higher than expected due to an increase of consumer bankruptcy filings precipitated by a new bankruptcy law that became effective in October 2005.

Effective January 20, 2006, we amended our credit facility with DZ Bank which we utilize to purchase RIOs. The credit facility, as amended, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions. At December 31, 2005 we had approximately $38 million outstanding under the credit facility. Although our interest rate under the facility remains subject to changes in the commercial paper market, the amended facility reduces our current cost of funds. Management has estimated that if the amended interest rate terms were in effect during 2005, interest expense would be reduced by approximately $400,000. In addition, the credit facility provided for a non-utilization fee on the unused portion of the credit limit if the amount is less than specified levels at specified dates. The amendments revised these thresholds and as a of result, in December 2005 we reversed an accrual of approximately $46,000 in interest expense related to the non-utilization fee. Interest expense on the credit facility is included in “interest expense on financing loan portfolios” in the consolidated financial statements included elsewhere herein.

Home Improvement Operations—Detailed Review

Revenues from our home improvement operations increased $15,221,000, or 18.4%, to $98,122,000 for the year ended December 31, 2005, from $82,901,000 for the year ended December 31, 2004. Revenues increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 71% of our home improvement revenues for the year ended December 31, 2005.

Revenues attributable to each of our product lines are as follows (in thousands):

	Year ended December 31,		Increase (Decrease)
	2005	2004	$	%
Interior products:
Kitchen refacing	$65,029	$49,824	$15,205	30.5
Bathroom refacing	13,272	10,577	2,695	25.5
Replacement windows	455	978	(523)	(53.5)

Total interior products	78,756	61,379	17,377	28.3

Exterior products:
Wood decks	19,348	21,259	(1,911)	(9.0)
Other revenues	18	263	(245)	(93.2)

Total exterior products	19,366	21,522	(2,156)	(10.0)

Total Home Improvement revenues	$98,122	$82,901	$15,221	18.4

Revenues in our interior products segment increased 28.3% to $78,756,000 from $61,379,000 for the years ended December 31, 2005 and 2004, respectively. The increase in revenue reflects growth in new sales orders in our operations which serve The Home Depot, including new orders from centers we opened in 2005. Additionally, revenues increased in our California operations due to improved installation cycle time as compared to the prior year. During 2004 we had encountered difficulties in recruiting a sufficient number of qualified subcontractor installers in our California operations, and consequently we were unable to achieve our normal cycle time of 55—60 days to complete sales orders. As a solution to our California installation issues, in October 2004, management implemented a plan to establish an employee-based installation workforce.

Revenues in our exterior products segment were $19,366,000 for the year ended December 31, 2005, a decline of 10% as compared to $21,522,000 in the prior year. The decrease in revenue reflects a corresponding 10% decline in new orders as compared to the prior year which occurred principally in our Northeastern U.S. markets.

Other revenues of $18,000 for the year ended December 31, 2005, and $263,000 for the year ended December 31, 2004 represent royalty fees and consulting fees that we received pursuant to our intellectual property licensing and consulting agreements with third parties.

The amount and percentage of home improvement revenues attributable to our major brands for the year ended December 31, 2005 and 2004 are as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	2005	2004	2005	2004
The Home Depot	69,974	35,048	71%	42%
Century 21 Home Improvements	$15,406	$27,050	16%	33%
Company Brands	12,742	20,803	13%	25%

	$98,122	$82,901	100%	100%

New sales orders received for the years ended December 31, 2005 and 2004 and backlog of uncompleted sales orders as of December 31, 2005 and 2004, were as follows (in thousands):

	Year ended December 31,
	2005	2004
New Orders
Interior	$76,249	$65,410
Exterior	18,730	21,141

Total Home Improvements	$94,979	$86,551

	As of December 31,
	2005	2004
Backlog
Interior	$9,228	$11,735
Exterior	1,829	2,446

Total Home Improvements	$11,057	$14,181

Gross profit for home improvement operations was $48,191,000 or 49.1% of home improvement revenues for the year ended December 31, 2005, as compared to $38,986,000 or 47.0% of home improvement revenues in the prior year period.

Gross profit margin in our interior products segment was 55.1% of related revenues for the year ended December 31, 2005, as compared to 54.2% of related revenues in the prior year period. The increase in gross profit margin reflected increased revenues, which resulted in greater coverage of fixed operating costs, as well as favorable sales product mix and selling price increases.

Gross profit margin in our exterior products segment was 24.8% of related revenues for the year ended December 31, 2005, as compared to 26.5% of related revenues for the year ended December 31, 2004. Gross profit margins as a percentage of revenues were adversely affected by insufficient revenues to cover fixed operating costs.

Branch operating expenses are primarily comprised of fixed costs associated with each of our interior products sales and installation centers and include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $4,652,000, as compared to $3,118,000 for the year ended December 31, 2005 and 2004, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $20,049,000, or 20.4% of home improvement revenues for the year ended December 31, 2005, as compared to $16,097,000, or 19.4% of home improvement revenues for the year ended December 31, 2004. The increase in marketing expenditures principally reflects marketing fees associated with our The Home Depot programs. Marketing expenses for our interior products were $17,068,000, or 21.7% of related revenues, for the year ended December 31, 2005 as compared to $12,861,000, or 21.0% of related revenues, in 2004. The increase in marketing expense as a percent of revenue in our interior products segment is principally due to an increase in lead acquisition costs in our Century 21 and Facelifters brands. Marketing expenses for our exterior products were $2,981,000, or 15.4% of related revenues, and $3,236,000, or 15.0% of related revenues, for the year ended December 31, 2005 and 2004, respectively.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $12,759,000, or 13.0% of home improvement revenues for the year ended December 31, 2005, as compared to $12,069,000, or 14.6% of home improvement revenues in the prior year period. The increase in sales expenses in dollar terms is the result of the sales commissions on higher revenues, and increased recruiting, training and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $11,033,000 for the year ended December 31, 2005 as compared to $9,886,000 in 2004. Selling expenses for our exterior products were $1,726,000 and $2,183,000 for the year ended December 31, 2005 and 2004, respectively.

We have a license agreement with Century 21 Real Estate Corporation that allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $462,000 for the year ended December 31, 2005, as compared to $812,000 in the prior year period.

General and administrative expenses for home improvement operations were $8,858,000, or 9.0% of home improvement revenues for the year ended December 31, 2005, as compared to $8,078,000, or 9.7% of home improvement revenues in the prior year period. General and administrative expenses include $2,594,000 and $1,993,000 of corporate overhead costs allocated to home improvement operations for the year ended December 31, 2005 and 2004, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Segment

For the year ended December 31, 2005, revenues from our consumer finance segment were $6,267,000, as compared to $5,865,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Year ended December 31,
	2005	2004
Interest income	$6,076	$5,471
Gains from loan portfolio sales	—	108
Other revenues and fees	191	286

Total revenues and fees	$6,267	$5,865

During 2005 we experienced a significant number of rapid and early payoffs of RIO’s due to the refinancing environment. While interest rates increased in 2005, the increase had a nominal affect on the number of early payoffs of RIOs and consequently we were unable to build our portfolio of RIO’s which limited the growth of our revenues.

Finance receivables held for investment consisted of the following:

	December 31,
	2005	2004
Principal balance:
Secured	$31,117,508	$30,065,206
Unsecured	13,344,631	10,920,995

Total principal balance	44,462,139	40,986,201
Net premium (discount)	(421,428)	(310,680)
Deferred origination costs, net of amortization	36,957	42,618
Allowance for losses on finance receivables	(626,245)	(559,822)

Carrying value of finance receivables	$43,451,423	$40,158,317

Number of loans	7,040	6,513

Allowance as a percentage of gross finance receivables	1.4%	1.4%
90+ days contractual delinquency:
Total amount delinquent	$451,646	$324,563

% delinquent	1.0%	0.8%

RIOs on non-accrual status	$454,822	$324,563

% on non-accrual status	1.0%	0.8%

At December 31, 2005 and 2004, respectively, scheduled principal maturities of finance receivables held for investment are as follows:

	As of December 31,
	2005	2004
Due in one year or less	$10,428,933	$9,335,610
Due after one year through five years	23,999,024	22,375,235
Due after five years	10,034,182	9,275,356

Total	$44,462,139	$40,986,201

Interest expense incurred on financing the purchase of RIOs was $2,417,000 for the year ended December 31, 2005, as compared to $1,754,000 in the prior year period. The increase in interest expense was principally due to increases in the interest rate. During 2004 and 2005, we utilized a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIOs. At December 31, 2005 and 2004, respectively, we had approximately $40,455,000 and $38,056,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines for the year ended December 31, 2005 and 2004 was 5.8% and 4.0%, respectively, and the weighted average interest rate earned on the portfolio was 14.1% and 14.2%, respectively. At December 31, 2005, interest rates on our RIO portfolio ranged from 5.0% to 16.5% with a weighted average interest rate of 14.0%.

Effective January 20, 2006, we amended our $75 million credit facility with DZ Bank to provide for a borrowing base of $50 million which may be increased to $75 million under certain conditions. The amended credit facility will reduce our cost of funds during 2006.

In 2005 we have increased our provision for loan losses on our RIO portfolio. Management believes that loan losses in 2005 were higher than expected due to an increase of consumer bankruptcy filings precipitated by revisions to the Federal Bankruptcy Code that became effective in October 2005.

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
	2005	2004
Balance at beginning of period	$559,822	$394,734
Provision for losses	949,948	780,226
Charge-offs, net of recoveries	(883,525)	(615,138)

Balance at end of period	$626,245	$559,822

General and administrative expenses were approximately $3,503,000, or 55.9% of finance segment revenues for the year ended December 31, 2005, as compared to $3,370,000, or 57.5% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $446,000 and $440,000 for the year ended December 31, 2005 and 2004, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 52% and 50% of general and administrative expenses for the year ended December 31, 2005 and 2004, respectively.

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

Summarized financial information for the RbA operations is set forth below (in thousands):

	2005	2004	2003
Revenues	$142	$4,859	$4,611
Operating income/(loss)	48	552	65
Income tax expense (benefit)	20	178	29
Income (loss)	31	346	36
(Gain) loss on disposal of RbA, net of tax	(3)	17	—

Assets held for sale	—	42	—
Warranty reserve	—	(24)	—

The (gain)/loss on disposal resulted from asset impairments related to the Company’s showroom displays in our Torrance facility.

Results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003

	Year ended December 31, (Unaudited) (In thousands)
	2004					2003
	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated	Interior Products	Exterior Products	Total Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$61,379	$21,522	$82,901	$5,865	$88,766	$50,278	$19,333	$69,611	$4,337	$73,948
Costs and expenses:
Costs of remodeling contracts	28,104	15,811	43,915	—	43,915	21,846	10,800	32,646	—	32,646
Branch operations	3,118	—	3,118	—	3,118	2,139	—	2,139	—	2,139
Sales, marketing and license fees	23,559	5,419	28,978	—	28,978	19,922	4,661	24,583	—	24,583
Interest expense on financing of loan portfolios	—	—	—	1,754	1,754	—	—	—	1,116	1,116
Provision for loan losses	—	—	—	780	780	—	—	—	559	559
General and administrative	4,894	3,184	8,078	3,370	11,448	4,130	3,197	7,327	2,935	10,262

Operating income (loss)	1,704	(2,892)	(1,188)	(39)	(1,227)	2,241	675	2,916	(273)	2,643
Interest expense	102	180	282	79	361	65	161	226	23	249
Other income	113	68	181	—	181	39	12	51	—	51

Income (loss) from continuing operations before income taxes	1,715	(3,004)	(1,289)	(118)	(1,407)	2,215	526	2,741	(296)	2,445
Income tax expense (benefit)	739	(1,157)	(418)	(43)	(461)	863	206	1,069	(116)	953

Net income (loss) from continuing operations	976	(1,847)	(871)	(75)	(946)	1,352	320	1,672	(180)	1,492

Net gain (loss) on discontinued operations, net of tax	346	—	346	—	346	36	—	36	—	36

Net income (loss)	1,322	(1,847)	(525)	(75)	(600)	1,388	320	1,708	(180)	1,528

Management’s Summary of Results of Operations

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

In our consumer finance business, we grew our revenues and reduced our operating loss as compared to the prior year. However, during 2004, the refinancing environment resulted in early payoff of RIOs which limited the growth of our portfolio of RIOs and resulting revenues. Additionally, the interest rate environment resulted in a reduction in our finance margin in 2004 as compared to 2003.

Interior Products—During the second and third quarters of 2004, we opened new kitchen and bath sales and installation centers in San Diego, Sacramento and San Francisco, California, Seattle, Washington and Minneapolis, Minnesota. Additionally, we converted our Detroit, Michigan, Richmond and Virginia Beach, Virginia kitchen and bath centers, which we had operated under our brands, to service The Home Depot stores in their respective markets. Also during this period, we completed the roll out of our bath product line to selected The Home Depot stores in Los Angeles, California, Denver, Colorado and Portland, Oregon, where we had begun offering kitchen refacing products to The Home Depot customers in late 2003. In the aggregate, during the second and third quarters of 2004, we rolled out kitchen and bath refacing products to approximately 194 The Home Depot stores.

As expected, in the aggregate, our kitchen and bath centers which were opened during the second and third quarters of 2004 incurred an operating loss for the year ended December 31, 2004. However, our expected operating losses in our California centers were greater than we anticipated because we had encountered difficulties in recruiting a sufficient number of qualified subcontractor installers, and consequently we were unable to achieve our normal cycle time of 55—60 days to complete sales orders. In addition, due to the long cycle times, we encountered customer cancellations as we were unable to timely meet customer needs. Had we been able to achieve our normal cycle time, the increased revenues would have reduced the impact of the start-up losses from the newly opened centers. As a solution to our California installation issues, in October 2004, management implemented a plan to establish an employee-based installation workforce and increased installer labor pay rates.

During the fourth quarter 2004, as a result of implementing the employee workforce in California, we had significantly improved the timeliness of completing sales orders. However, the increases in labor rates in our California markets, as well as the costs of training and equipping the employee workforce, reduced our fourth quarter gross profit margins. We implemented an increase in our selling prices in our California markets effective January 1, 2005.

On November 11, 2004, we and Renewal by Andersen (RbA) agreed to terminate our Retailer Agreement to be effective as of December 31, 2004. We do not believe that the sale and installation of RbA window and patio doors in a single designated market is compatible with our current business and growth strategy to become a principal vendor of kitchen and bath refacing products and wood decks to The Home Depot.

Exterior Products—In connection with our expansion program with The Home Depot, in February 2004 we opened a new deck manufacturing facility in Westboro, Massachusetts, and in July of 2004, we opened a new deck manufacturing facility in Bridgeport, Connecticut. Combined with our manufacturing facility in Glen Mills, Pennsylvania, which we opened in October 2003, and our original manufacturing facility in Woodbridge, Virginia, our deck products and services were available to The Home Depot customers in the metropolitan areas of Washington D.C., Baltimore, Maryland, Richmond and Norfolk, Virginia, Philadelphia, Pennsylvania, Boston, Massachusetts, Hartford, Connecticut, and the states of New Jersey and Pennsylvania.

The initial phase of our deck expansion program with The Home Depot was essentially completed in July 2004 with the opening of our Bridgeport, Connecticut manufacturing plant. For the year ended December 31, 2004, we incurred a net loss in our exterior products segment of approximately $1.8 million. The net loss in the period was significantly greater than we had anticipated and was principally due to an inadequate supply of customer leads and an erosion of our gross profit margins. Specifically, we believe the following factors significantly contributed to the erosion of our gross profit margins and net loss in the period:

•

Based upon increasing levels of new sales orders in the first and second quarters of 2004 in our Virginia, Philadelphia and New Jersey markets, we continued to add infrastructure in manufacturing personnel, including direct labor and administration and we completed the opening of our Westboro, Massachusetts and Bridgeport, Connecticut plants. However, in the third and fourth quarters 2004, new sales orders sharply declined as a result of a lower number of customer leads. We attributed the inadequate number of customer leads primarily to an ineffective marketing campaign, as well as a seasonal decline in demand for deck products in the fourth quarter of the year. Additionally, we experienced a significant number of customer cancellations in our Philadelphia and North Jersey markets resulting from delays in obtaining required building permits. Consequently, we incurred increased operating expenses and we were unable to proportionately increase revenues due to a lower amount of new sales orders.

•	We had experienced increased raw material costs, principally resulting from significant increases in lumber prices, adversely affecting our gross profit margin. During 2004, lumber prices steadily increased.

•	We incurred higher labor costs to install our deck products. We believe that the increased labor costs were principally due to the inexperience of our new installation crews.

•	We have incurred significant costs in connection with our fleet of installation vehicles. Our installation crews utilize our specially equipped company vehicles to transport our deck materials and tools to the job site. In addition to the cost of leasing and repairs and maintenance, we experienced significant increases in fuel costs.

In October 2004 we increased our deck selling prices in all of our The Home Depot markets and we implemented certain cost reduction programs, including work force reductions and re-assignment of certain personnel.

Consumer Finance For the year ended December 31, 2004, revenues from our consumer finance segment were $5,865,000, as compared to $4,337,000 in the prior year period. Net loss for the finance segment was $75,000 for the year ended December 31, 2004 as compared to $180,000 in the prior year period.

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

Home Improvement Operations—Detailed Review

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

We have a license agreement with Century 21 Real Estate Corporation that allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $812,000 for the year ended December 31, 2004, as compared to $953,000 in the prior year period.

General and administrative expenses for home improvement operations were $8,078,000, or 9.7% of home improvement revenues for the year ended December 31, 2004, as compared to $7,327,000, or 10.5% of home improvement revenues in the prior year period. General and administrative expenses include $1,993,000 and $1,130,000 of corporate overhead costs allocated to home improvement operations for the year ended December 31, 2004 and 2003, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

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

We utilize a revolving line of credit and the Credit Facility to purchase RIOs. At December 31, 2004 and 2003, respectively, we had approximately $38,056,000 and $32,317,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines for the year ended December 31, 2004 was 4.0% and the weighted average interest rate earned on the portfolio was 14.2%. At December 31, 2004, interest rates on our RIO portfolio ranged from 6.0% to 16.5% with a weighted average interest rate of 14.2%.

General and administrative expenses were approximately $3,370,000, or 57.5% of finance segment revenues for the year ended December 31, 2004, as compared to $2,935,000, or 67.7% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $440,000 and $300,000 for the year ended December 31, 2004 and 2003, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 50% and 57% of general and administrative expenses for the year ended December 31, 2004 and 2003, respectively.

Discontinued Operations

As a result of the termination of the RbA agreement, our consolidated financial statements for prior periods have been adjusted to reflect the RbA operating results as a discontinued operation.

Summarized financial information for the RbA operations during 2004 and 2003 is set forth below (in thousands):

	2004	2003
Revenues	$4,859	$4,611
Operating income/(loss)	552	65
Income tax expense (benefit)	178	29
Income (loss)	346	36
Loss on disposal of RbA, net of tax	17	—

Assets held for sale	42	—
Warranty reserve	(24)	—

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At December 31, 2005, we had approximately $4,417,000 in cash and cash equivalents, excluding restricted cash of $1,824,000.

Cash generated from operations was $3,330,000 for the year ended December 31, 2005. For the year ended December 31, 2004, we utilized $1,421,000 of cash in operating activities.

Net cash utilized in investing and financing activities was $2,354,000 for the year ended December 31, 2005 as compared to cash generated from investing and financing activities of $2,882,000 in the prior year. Investing and financing activities include capital expenditures, proceeds from the issuance of common stock and borrowings and repayments of debt obligations. A significant amount of our investing and financing activities involve borrowings and repayments under our credit lines related to our RIO portfolio.

During the year ended December 31, 2005, we utilized approximately $866,000 of cash for capital expenditures, including machinery and equipment, leasehold improvements and computer hardware and software. Cash capital expenditures were $2,242,000 and $2,016,000 for the years ended December 31, 2004 and 2003, respectively, principally related to machinery and equipment purchases in connection with manufacturing plants for the expansion of our deck operations under our agreements with The Home Depot.

On June 28, 2004, we completed a secondary offering to the public of 1,303,050 shares of our common stock and received net proceeds of approximately $7,296,000. We utilized a portion of the proceeds to repay a $2.5 million secured term note with Frost National Bank. The remaining proceeds were utilized to fund expansion of our operations with The Home Depot, fund the growth of our consumer finance subsidiary, First Consumer Credit, Inc., and for general working capital.

At December 31, 2005, principal and interest payments due under our contractual obligations were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$5,671	$2,904	$651	$467	$1,649
RIOs lines of credit	47,237	3,032	44,205	—	—
Capital leases	377	178	184	15	—
Operating leases	7,498	2,577	3,101	1,444	376

	$60,783	$8,691	$48,141	$1,926	$2,025

The principal balance of long term debt and RIOs lines of credit consisted of the following at December 31, 2005 and 2004.

	December 31,
	2005	2004
DZ Bank credit facility	$38,021,000	$36,072,000
Borrowing base line of credit	2,310,339	1,310,339
$5 million RIO revolving line of credit	2,433,848	1,984,135
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,870,181	1,963,661
Term loan	274,479	468,229
Other	189,443	256,120

	$45,099,290	$42,054,484

The DZ Bank credit facility is a five-year program restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. The credit facility provides financing for 90% of the amount of eligible RIOs purchased, and we are required to provide the remaining 10%. The credit facility, as amended on January 20, 2006, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions with interest payable at the rate of the Agent’s then current commercial paper rate plus a fee ranging from 1% to 2% depending on the credit scores of the eligible RIOs.

We have a loan agreement with Frost National Bank (“Frost”), which was amended in February 2006. Prior to amending the agreement, the loan agreement provided a $5 million revolving line, a $3 million borrowing base line of credit, and a term loan in the amount of $775,000 , or a total credit line of $8,775,000. As amended and restated, our Frost loan agreement provides a $3 million revolving line, a $4 million borrowing base line of credit, an $875,000 line of credit to be used for the purchase of equipment, and a new term loan in the amount of $1,200,000. The terms and outstanding balance of our Frost $775,000 term loan were unchanged. The amended agreement increased our line of credit with Frost Bank to $9,850,000. The loan agreement and related promissory notes are secured by substantially all of our assets and those of our subsidiaries. Our subsidiaries are guarantors of the Frost notes.

Simultaneously with amending the Frost loan agreement, we exercised our option to purchase our kitchen cabinet refacing manufacturing facility located in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million Frost term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000) was applied against our outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at London Interbank Offered Rate, or LIBOR, plus 2.6% until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

The Frost revolving line, as amended, allows borrowings up to $3 million for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We currently hold RIOs under the Frost revolving line until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our credit facility with DZ Bank to refinance and pay down the Frost revolving line. Interest on the Frost revolving line is payable monthly at LIBOR, plus 2.6% (7.1% at December 31, 2005). The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable.

The Frost line of credit, as amended, allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At December 31, 2005, we had outstanding borrowings of $2,310,000 under the Frost Borrowing Base Line of Credit, with a remaining borrowing capacity of approximately $690,000. As amended, and after applying the proceeds from the $1.2 million term loan, we had a remaining borrowing capacity of $2,606,000. The Borrowing Base Line of Credit matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line of Credit is payable monthly at LIBOR plus 2.6%.

Our Frost Bank loan agreement contains covenants, which among other matters, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to tangible net worth and fixed charge coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We were in compliance with all restrictive covenants at December 31, 2005.

Our expansion programs under our kitchen, bathroom and deck agreements with The Home Depot require us to open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility.

We believe we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund our business strategy, including the expansion of our operations under our agreements with The Home Depot for the next 12-18 months. We believe that our credit facilities will be renewed or replaced with similar credit lines as these loans mature. However, if we need additional capital to execute our growth strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consist of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At December 31, 2005, interest rates on Finance Receivables Held for Investment range from 5.0% to 16.5% with a weighted average interest rate of 5.8% and an average remaining term of approximately 105 months.

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

Warranty

In addition to the manufacturers’ warranties for defective materials, we provide each customer a limited warranty covering defective materials and workmanship. We require each independent subcontractor installer to correct defective workmanship for a 12-month period. The estimated costs are accrued at the time products are sold based on various factors, including the historical frequency of claims and the cost to replace or repair its products under warranty. If our warranty experience were to deteriorate, or if our independent subcontractors were not available to correct defective workmanship, our warranty costs could increase and additional reserves may be required.

Goodwill

We test goodwill for impairment at least annually. The impairment tests are based on the measurement of fair value. Significant judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. If we were to determine that impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value. If, for example, our projection of future operating results were to deteriorate due to a material decline in revenues resulting from a loss of one of our strategic partners, such projections could materially impact the associated units fair value and require us to write down goodwill.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks from changes in short-term interest rates since a substantial amount of our debt contains interest rates that vary with interest rate changes in prime rate, commercial paper rate or LIBOR. Based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

Our DZ Bank credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the rate of the Agent’s then current commercial paper rate plus a fee ranging from 1% to 2% depending on the credit scores of the eligible RIOs. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the Credit Facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At December 31, 2005, the excess spread was 5.5%.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to page F-1 herein for the Index to Financial Statements. The information required in Schedule II—Valuation and Qualifying Accounts is included in the Notes to the Financial Statements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 3a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 3a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1) (2) (3)	634,729	$4.86	850,919
2004 Restricted Stock Plan(4)	56,434	$—	443,566
Equity compensation plans not approved by security holders	—	—	—
Total	691,163	$4.86	1,294,132

(1)	Our 2000 Stock Compensation Plan allows for the granting of share options to employees, directors and advisors.
(2)	Excludes 16,250 outstanding share options assumed in connection with the merger of U.S. Remodelers with us in 2001 at a weighted average exercise price of $8.90. We do not intend to issue any additional options under the assumed plans.
(3)	On June 12, 2002, our stockholders approved an amendment to the 2000 Stock Compensation Plan, or the 2000 Plan. The 2000 Plan was originally approved by our stockholders on January 12, 2001. The 2000 Plan initially limited the maximum number of shares of common stock in respect to which options may be granted under the 2000 Plan to 10% of our outstanding common stock, up to 3,000,000 shares. Pursuant to the amendment, approved by the stockholders, the maximum number of shares of common stock in respect to which options may be granted is 3,000,000 shares without limitation, and the number of shares in respect of which options may be granted to any one person under the 2000 Plan is 300,000 shares during any single calendar year. Subsequent to the stockholders approval of the 2000 Plan amendment, our board of directors approved restricting the number of shares available for options under the 2000 Plan to 20% of the outstanding shares of common stock of the company. The board retained the authority to increase the number of shares available for options under the 2000 Plan up to a maximum of 3,000,000 shares from time to time as may be necessary in the future to provide ample shares for options under the 2000 Plan for our employees, directors and advisors.

(4)	The stockholders approved the 2004 Restricted Stock Plan at the Annual Meeting of Stockholders held on July 15, 2004. Pursuant to this plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. The Compensation Committee is authorized to grant up to a maximum of 500,000 restricted stock awards for our common stock under this Plan.

The remaining information required by this item is incorporated herein by reference to the Proxy Statement.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (c) Exhibits:

Exhibit Number	Description of Exhibit

2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen—U.S. Home Systems, Inc.

10.1(d)	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2(d)	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

Exhibit Number	Description of Exhibit

10.8(e)	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.9(e)	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10(e)	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11(e)	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12(e)	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13(f)	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14(f)	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15(f)	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16(f)	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17(f)	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18(g)	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.19(g)	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.20(g)	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.21(g)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.22(g)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.23(h)	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

Exhibit Number	Description of Exhibit

10.24(h)	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.25(h)	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.26(h)	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.27(h)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.28(h)	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.29(h)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.30(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.31(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.32(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.33(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.34(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.35(i)	Amended and Restated 2000 Stock Compensation Plan

+10.36(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.37(j)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.38(j)	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.39(k)	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.40(k)	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.41(k)	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.42(k)	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.43(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.44(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

Exhibit Number	Description of Exhibit

10.45(l)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.46(m)	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.47(m)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.48(m)	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.49(n)	Non-Employee Director Compensation Plan

+10.50(n)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.51(n)	Form of Restricted Stock Agreement for Employees

10.52(o)	Fifth Amendment Agreement, dated as of January 20, 2006, to the Receivables Loan and Security Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc. (“FCC”) as Servicer, Autobahn Funding Company LLC, as Lender, DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent, U.S. Bank, National Association and Compu-Link Corporation. Certain schedules and exhibits have been omitted.

10.53(o)	First Amendment Agreement, dated as of January 20, 2006, to the Purchase and Contribution Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, and First Consumer Credit, Inc. (“FCC”).

10.54(o)	First Amendment Agreement, dated as of January 20, 2006, to the Fee Letter, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc., as Servicer, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent.

10.55(p)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.56(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.57(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.58(p)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.59(p)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.60(p)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.61(p)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit

10.62(p)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.63(p)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.64(p)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.65(p)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.66(p)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

(j)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 25, 2006, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 15, 2006 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS
Murray H. Gross, President and Chief Executive Officer

By:	/s/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2006.

Signature	Title	Date

/S/ MURRAY H. GROSS Murray H. Gross	President, Chief Executive Officer and Director	March 15, 2006

/S/ ROBERT A. DEFRONZO Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 15, 2006

/S/ D.S. BERENSON D.S. Berenson	Director	March 15, 2006

/S/ DON A. BUCHHOLZ Don A. Buchholz	Director	March 15, 2006

/S/ LARRY A. JOBE Larry A. Jobe	Director	March 15, 2006

/S/ KENNETH L. MURPHY Kenneth L. Murphy	Director	March 15, 2006

/S/ JAMES R. RIDINGS James R. Ridings	Director	March 15, 2006

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 10, 2006

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$4,417,381	$3,441,804
Restricted cash	1,824,012	1,135,394
Accounts receivable, net	3,910,307	3,831,620
Income tax receivable	717,571	402,427
Notes receivable	—	56,339
Commission advances	505,796	712,944
Inventories	3,306,947	4,026,387
Prepaid expenses	1,123,005	827,176
Assets held for sale	—	41,696
Deferred income taxes	830,890	587,596
Finance receivables held for investment, net	43,451,423	40,158,317
Property, plant, and equipment, net	6,044,291	8,023,941
Goodwill	7,357,284	7,357,284
Other assets	868,602	1,040,232

Total assets	$74,357,509	$71,643,157

Liabilities and Stockholders’ Equity
Accounts payable	$2,858,185	$3,848,960
Customer deposits	1,240,190	1,704,308
Accrued wages, commissions, and bonuses	1,005,720	867,179
Federal and state taxes payable	397,873	345,240
Other accrued liabilities	1,130,186	719,571
Deferred income taxes	1,240,634	429,000
Deferred revenues	—	10,417
Long-term debt	45,099,290	42,054,484
Capital lease obligations	336,017	482,609

Total liabilities	53,308,095	50,461,768

Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 7,976,286 and 7,885,122 shares issued and outstanding at December 31, 2005 and 2004, respectively	7,976	7,885
Additional capital	17,887,394	17,401,707
Unearned compensation—restricted stock awards	(213,224)	—
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	3,642,218	4,046,747

Total stockholders’ equity	21,049,414	21,181,389

Total liabilities and stockholders’ equity	$74,357,509	$71,643,157

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
Revenues:
Remodeling contracts	$98,104,231	$82,638,527	$69,590,096
Gains from loan portfolio sales	—	107,479	767,172
Interest income	6,076,288	5,470,900	3,217,236
Other	208,717	548,830	373,664

Total revenues	104,389,236	88,765,736	73,948,168

Costs and expenses:
Cost of remodeling contracts	49,931,008	43,914,971	32,645,535
Branch operations	4,652,271	3,118,033	2,138,977
Sales, marketing and license fees	33,269,439	28,977,549	24,583,355
Interest expense on financing of loan portfolios	2,417,560	1,754,280	1,116,083
Provision for loan losses	949,948	780,226	559,277
General and administrative	12,361,101	11,447,556	10,262,134
Restructuring charge	1,321,006	—	—

Income (loss) from operations	(513,099)	(1,226,879)	2,642,807

Interest expense	508,218	361,430	248,962
Other income, net	313,002	181,637	50,960

Income (loss) before income taxes	(708,315)	(1,406,672)	2,444,805
Income tax expense (benefit)	(272,671)	(460,642)	953,132

Income (loss) from continuing operations	(435,644)	(946,030)	1,491,673

Discontinued operations:
Income on discontinued operations	51,008	523,776	65,368
Tax expense	19,893	178,084	29,098

Income on discontinued operations	31,115	345,692	36,270

Net income (loss)	$(404,529)	$(600,338)	$1,527,943

Net income (loss) per common share:
Basic:
Continuing operations	$(0.05)	$(0.13)	$0.23
Discontinued operations	—	0.05	—

Net income (loss)	$(0.05)	$(0.08)	$0.23

Diluted:
Continuing operations	$(0.05)	$(0.13)	$0.22
Discontinued operations	—	0.05	—

Net income (loss)	$(0.05)	$(0.08)	$0.22

Weighted average common shares outstanding:
Basic	7,936,715	7,230,021	6,492,347

Diluted	7,936,715	7,230,021	6,863,606

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	U.S. Home Systems Common Stock		Additional Capital	Unearned Compensation Restricted Stock Awards	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2003	6,453,371	$6,454	$9,300,255	—	$3,127,142	—	$12,433,851
Accrued dividends—mandatorily redeemable preferred stock	—	—	—	—	(8,000)	—	(8,000)
Issuance of common stock	70,931	70	386,867	—	—	$(274,950)	111,987
Net income	—	—	—	—	1,527,943	—	1,527,943

Balance at December 31, 2003	6,524,302	6,524	9,687,122	—	4,647,085	(274,950)	14,065,781
Issuance of common stock	1,303,050	1,303	7,284,104	—	—	—	7,285,407
Issuance of common stock on stock option exercises	40,266	41	157,808	—	—	—	157,849
Issuance of common stock—acquisitions	20,455	20	224,985	—	—	—	225,005
Cancellation of common stock	(2,951)	(3)	3	—	—	—	—
Tax benefits applicable to the exercise of employee stock options	—	—	47,685	—	—	—	47,685
Net income	—	—	—		(600,338)	—	(600,338)

Balance at December 31, 2004	7,885,122	7,885	17,401,707	—	4,046,747	(274,950)	21,181,389
Issuance of restricted stock	56,434	56	330,808	$(213,224)			117,640
Issuance of common stock on stock option exercises	34,730	35	153,493	—	—	—	153,528
Tax benefits applicable to the exercise of employee stock options			1,386	—	—	—	1,386
Net income	—	—	—	—	(404,529)	—	(404,529)

Balance at December 31, 2005	7,976,286	$7,976	$17,887,394	$(213,224)	$3,642,218	$(274,950)	$21,049,414

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Net income (loss)	$(404,529)	$(600,338)	$1,527,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,669,684	1,928,422	1,472,912
Provision for loan losses and bad debts	1,059,316	937,901	523,372
Gain from loan portfolio sales	—	(107,479)	(767,172)
Deferred income taxes	568,340	(157,464)	(200,938)
Write-down of long-lived assets	1,128,969	28,709	—
Stock based compensation	117,640	—	—
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	—	731,053	11,028,586
Purchases of finance receivables for sale	—	(623,574)	(8,615,524)
Accounts receivable	(188,055)	(1,481,207)	(1,098,685)
Inventories	719,440	(1,244,545)	(883,147)
Commission advances and prepaid expenses	(88,681)	107,520	(295,748)
Accounts payable and customer deposits	(1,454,894)	(190,205)	1,363,929
Other assets and liabilities, net	202,861	(749,346)	282,042

Net cash provided (used in) by operating activities	3,330,091	(1,420,552)	4,337,570

Investing Activities
Purchases of property, plant, and equipment	(866,489)	(2,241,768)	(2,016,112)
Proceeds from sale of assets	147,493	—	—
Acquisitions, net of cash acquired	—	(50,000)	(60,000)
Purchase of finance receivables	(29,356,472)	(28,728,241)	(49,926,592)
Principal payments on finance receivables	25,301,490	23,217,309	15,112,317
Other	56,339	(1,490)	(54,849)

Cash used in investing activities	(4,717,639)	(7,804,190)	(36,945,236)

Financing Activities
Proceeds from lines of credit and long-term borrowings	28,996,988	48,547,107	74,205,464
Principal payments on lines of credit, long-term debt, and capital leases	(26,098,773)	(44,918,788)	(41,633,622)
Credit facility origination costs	—	—	(800,368)
Change in restricted cash	(688,618)	(385,662)	(716,541)
Dividends on mandatory redeemable preferred stock	—	—	(8,000)
Redemption of mandatory redeemable preferred stock	—	—	(160,000)
Proceeds from issuance of common stock, net	153,528	7,443,255	61,987

Net cash provided by financing activities	2,363,125	10,685,912	30,948,920

Net increase (decrease) in cash and cash equivalents	975,577	1,461,170	(1,658,746)
Cash and cash equivalents at beginning of year	3,441,804	1,980,634	3,639,380

Cash and cash equivalents at end of year	$4,417,381	$3,441,804	$1,980,634

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,639,344	$1,872,824	$1,365,045

Cash payments (refunds) of income taxes	$(501,367)	$548,651	$951,295

Non-cash capital expenditures financed with debt	$—	$85,000	$228,158

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Operations of acquired businesses are included in the consolidated financial statements from their respective dates of acquisition. All intercompany accounts and transactions are eliminated in consolidation.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The following summarizes the Company’s more significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The significant estimates that the Company makes include the allowance for doubtful accounts, reserves for excess and obsolete inventories, allowance for loan losses, reserves for warranty, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank accounts and money market funds. The Company, from time to time, maintains cash balances in excess of federally insured limits. The Company has not experienced any losses and believes its risk of loss is not significant.

Restricted cash represents cash held in a collection account in connection with the Company’s Credit Facility (see Note 9).

Finance Receivables Held For Investment and Loan Losses

Finance receivables held for investment consist of retail installment obligations, or RIOs purchased from remodeling contractors or originated by the Company’s home improvement operations that the Company has the intent to hold until maturity or pay-off by the obligor. The RIOs are generally secured by the obligor’s residential real estate. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount, unamortized origination costs and an allowance for loan losses, as applicable.

The accrual of interest on RIOs is discontinued on the earlier of when the Company determines that the loan is impaired or when the loan is 90 days or more past due. Accrued, but unpaid interest is charged off when the accrual of interest on RIOs is discontinued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

the RIO. A loan is placed back on the accrual status when both interest and principal are current. At December 31, 2005 and 2004, the Company had approximately $455,000 and $325,000, respectively, in loans on a non-accrual status.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. RIOs deemed to be uncollectible are charged against the allowance when management believes that the loan will no longer perform or be recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses on finance receivables held for investment was approximately $626,000 and $560,000 at December 31, 2005 and 2004, respectively.

Accounts Receivable

Accounts receivable consist of amounts due from individuals, credit card sponsors, financial institutions and The Home Depot. In 2005, we continued to expand our business with The Home Depot. Our net sales in 2005 under The Home Depot brand were $70 million, compared to $35 million in 2004. The Company’s agreement with The Home Depot calls for the customer to pay The Home Depot, who then reimburses the Company. Because of the diverse customer base, there are no concentrations of credit risk other than with The Home Depot, who represent 76% of our net trade receivables at December 31, 2005 and 2004.

The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected default rates and historical default rates. An allowance for losses is established through a provision for bad debts charged against income. Subsequent recoveries, if any, are credited to the allowance. The change in the allowance for bad debts is as follows:

	2005	2004	2003
Balance at beginning of year	$116,894	$86,001	$63,059
Provisions for doubtful accounts	109,368	157,676	(35,905)
Write-offs, net of recoveries	26,939	(126,783)	58,847

Balance at end of year	$253,201	$116,894	$86,001

Inventories

Inventories (consisting of raw materials and work-in-process) are carried at the lower of cost (determined by the first-in, first-out method) or market. Inventories are recorded net of write-downs for unusable, slow-moving and obsolete items. Amounts in work-in-progress relate to costs expended on firm orders and are not generally subject to obsolescence.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Maintenance and repair expenditures are expensed when incurred; renewals and betterments are generally capitalized. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the related assets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis.

The Company completed tests for impairment of goodwill based upon the measurement of its fair value and determined that its goodwill was not impaired at December 31, 2005 or 2004.

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

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and selected neighborhood canvassing. The Company expenses all such costs as incurred. Advertising and marketing expenses were approximately $20,049,000, $16,097,000 and $14,006,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock Compensation

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005 and the Company will adopt SFAS No. 123R on January 1, 2006 using the modified-prospective method.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Pro forma:
Net income (loss) as reported	$(404,529)	$(600,338)	$1,527,943
Restricted stock compensation included in income, net of taxes of $45,879	71,761	—	—
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(177,983)	(168,850)	(301,086)

Pro forma net income (loss)	(510,751)	(769,188)	1,226,857
Preferred dividends	—	—	(8,000)

Pro forma income (loss) available to common stockholders	$(510,751)	$(769,188)	$1,218,857

Earnings per common share—as reported—basic	$(0.05)	$(0.08)	$0.23

Earnings per common share—as reported—diluted	$(0.05)	$(0.08)	$0.22

Earnings per common share—pro forma—basic	$(0.06)	$(0.11)	$0.19

Earnings per common share—pro forma—diluted	$(0.06)	$(0.11)	$0.18

Assuming no new options or awards are granted, the Company expects to record compensation expense of approximately $210,000 in 2006 related to the outstanding options and awards.

Restructuring charges

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their bases for financial reporting purposes.

Warranties

In addition to the manufacturers’ warranties for defective materials, the Company provides each customer a limited warranty covering defective materials and workmanship. The estimated costs related to warranties are

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. Warranty expenses are included in the cost of remodeling contracts. The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense.

	2005	2004	2003
Balance at beginning of year	$115,263	$15,000	$28,305
Charges to cost and expenses	568,286	293,185	87,339
Costs incurred	(436,920)	(192,922)	(100,644)

Balance at end of year	$246,629	$115,263	$15,000

Earnings Per Share

Basic earnings per share is based on the income available to common stockholders and the weighted average number of shares outstanding during the year. Diluted earnings per share include the effect of dilutive common stock equivalents except when those equivalents would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, finance receivables held for sale and accounts payable approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2005, management believes that the carrying value of long-term debt approximates its fair value. Based on the expected lives of each individual RIO, the carrying value of receivables held for investment approximates its fair value.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the significant components of the pretax restructuring charge for the year ended December 31, 2005 is as follows (in thousands):

	Restructuring Related Charges	Non-Cash Charges	Cash Payments	Balance at December 31, 2005
Severance costs	$100	$—	$(100)	$—
Fixed asset impairment	1,129	(1,129)	—	—
Vehicle lease costs	77	—	(36)	41
Other	15	—	(15)	—

	$1,321	$(1,129)	$(151)	$41

The accrual for restructuring charges of approximately $41,000 at December 31, 2005 is included in “other accrued liabilities” on the consolidated balance sheet.

4. Information About Segments

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

The Company’s home improvement operations manufacture or procure, design, sell and install custom quality, specialty home improvement products. The Company’s product lines include replacement kitchen cabinetry, kitchen cabinet refacing and countertop products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, wood decks and related accessories, replacement windows and patio doors. These products are marketed under nationally recognized brands such as The Home Depot Kitchen and Bathroom Refacing, The Home Depot Installed Decks, Century 21 Home Improvements, Century 21 Cabinet Refacing, and under the Company’s own Facelifters brand. Home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing and in-store displays.

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

The Company is a provider of wood decks, kitchen refacing and bathroom refacing solutions to The Home Depot in selected markets. At December 31, 2005, kitchen and bath products were available to The Home Depot customers in 19 markets, or approximately 535 stores as compared to 11 markets, or approximately 300 stores at December 31, 2004. Wood deck products were being offered in approximately 400 stores at December 31, 2005 as compared to 240 stores at December 31, 2004.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases RIOs from remodeling contractors including RIOs originated by the Company’s home improvement operations. In February 2003, FCC changed its business model from purchasing, bundling and selling portfolios of RIOs to holding and financing RIOs. To facilitate this change in FCC’s business model, FCC entered into a credit facility (see Note 8) with Autobahn Funding Company LLC and DZ Bank. The ability to purchase and finance RIOs provides FCC with earnings from finance charges for the life of the RIO, as opposed to a lesser, one-time origination fee it formerly earned upon selling RIOs.

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

During the years ended December 31, 2005, 2004 and 2003, FCC purchased approximately $5,295,000, $7,311,000 and $8,944,000 of RIOs from the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. For the years ended December 31, 2005, 2004, and 2003, corporate overhead expenses of $3,040,000, $2,433,000 and $1,430,000, respectively, were allocated to its reporting segments as follows (in thousands):

	2005	2004	2003
Home Improvement:
Interior products	$2,025	$1,504	$894
Exterior products	569	489	236
Consumer Finance	446	440	300

	$3,040	$2,433	$1,430

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The following presents certain financial information of the Company’s segments for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands):

	Revenues			Income (Loss) From Continuing Operations Before Tax
Segment	2005	2004	2003	2005	2004	2003
Home Improvement—Interior	$78,756	$61,379	$50,278	$2,626	$1,715	$2,215
Home Improvement—Exterior	19,366	21,522	19,333	(2,616)	(3,004)	526
Consumer Finance	6,267	5,865	4,337	(446)	(118)	(296)

Consolidated Totals	$104,389	$88,766	$73,948	$(436)	$(1,407)	$2,445

	Assets			Capital Expenditures
	2005	2004	2003	2005	2004	2003
Home Improvement—Interior	$26,163	$22,230	$11,634	$708	$884	$958
Home Improvement—Exterior	12,144	12,026	10,577	129	1,408	1,267
Consumer Finance	50,243	47,614	41,562	96	63	19
Eliminations of intercompany loans	(14,192)	(10,227)	(2,627)	—	—	—

Consolidated Totals	$74,358	$71,643	$61,146	$933	$2,355	$2,244

	Depreciation/Amortization			Interest Income (Expense), Net(1)
	2005	2004	2003	2005	2004	2003
Home Improvement—Interior	$754	$715	$577	$73	$16	$(16)
Home Improvement—Exterior	889	954	668	(205)	(180)	(159)
Consumer Finance	27	259	228	(117)	(78)	(23)

Consolidated Totals	$1,670	$1,928	$1,473	$(249)	$(242)	$(198)

(1)	Interest income (expense), net in this table for the consumer finance segment does not include interest income or expense related to the Company’s portfolio of RIOs.

Revenues attributable to each of our product lines in our home improvement segment are as follows (in thousands):

	2005	2004	2003
Product lines:
Interior products:
Kitchen refacing	$65,029	$49,824	$38,561
Bathroom refacing	13,272	10,577	10,417
Replacement windows	455	978	1,300

Total interior products	$78,756	$61,379	$50,278

Exterior products:
Wood decks	$19,348	$21,259	$19,311
Other revenues	18	263	22

Total exterior products	19,366	21,522	19,333
Total Home Improvement revenues	$98,122	$82,901	$69,611

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Percentage of home improvement revenues attributable to our major brands are as follows:

	Percent of Home Improvement Revenues
	2005	2004	2003
The Home Depot	71%	42%	14%
Century 21 Home Improvements	16	33	46
Company Brands	13	25	40

	100%	100%	100%

Revenues in our consumer finance segment were comprised of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Interest income	$6,076	$5,471	$3,217
Gains from loan portfolio sales	—	108	767
Servicing and collection fees	—	—	170
Other revenues and fees	191	286	183

Total revenues and fees	$6,267	$5,865	$4,337

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

As a result of the termination of the RbA agreement, the Company’s consolidated financial statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation. For the years ended December 31, 2005, 2004 and 2003, sales of RbA products were $142,000, $4,859,000 and $4,611,000, respectively.

5. Goodwill

As of December 31, 2005 and 2004, goodwill consisted of the following:

December 31, 2005 and 2004
Home Improvement—Interior	$645,439
Home Improvement—Exterior	2,944,431
Customer Finance	3,767,414

Consolidated Total	$7,357,284

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Inventories

Inventories consisted of the following:

	December 31,
	2005	2004
Raw materials	$2,079,111	$2,219,064
Work-in-progress	1,227,836	1,807,323

	$3,306,947	$4,026,387

7. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,		Depreciable
	2005	2004	Lives
Buildings and improvements	$2,958,867	$2,958,866	25-30 years
Machinery and equipment	3,638,409	5,395,054	3-7 years
Furniture, fixtures, and computer equipment	3,782,164	3,488,385	3-7 years
Leasehold improvements	865,008	849,286	3 years
Construction in process	25,722	70,846

	11,270,170	12,762,437
Less accumulated depreciation and amortization	(5,625,879)	(5,138,496)

	5,644,291	7,623,941
Land	400,000	400,000

	$6,044,291	$8,023,941

Depreciation and amortization expense related to property, plant and equipment was approximately $1,632,000, $1,653,000 and $1,182,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	December 31,
	2005	2004
Principal balance:
Secured	$31,117,508	$30,065,206
Unsecured	13,344,631	10,920,995

Total principal balance	44,462,139	40,986,201
Net premium (discount)	(421,428)	(310,680)
Deferred origination costs	36,957	42,618
Allowance for losses on finance receivables	(626,245)	(559,822)

Carrying value of finance receivables	$43,451,423	$40,158,317

Number of loans	7,040	6,513

Allowance as a percentage of gross finance receivables	1.4%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$451,646	$324,563

% delinquent	1.0%	0.8%

RIOs on non-accrual status	$454,822	$324,563

% on non-accrual status	1.0%	0.8%

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2005	2004	2003
Balance at beginning of period	$559,822	$394,734	$7,285
Provision for losses	949,948	780,226	559,277
Charge offs, net of recoveries	(883,525)	(615,138)	(171,828)

Balance at end of period	$626,245	$559,822	$394,734

At December 31, 2005 and 2004, scheduled principal maturities of finance receivables held for investment are as follows:

	December 31,
	2005	2004
Due in one year or less	$10,428,933	$9,335,610
Due after one year through five years	23,999,024	22,375,235
Due after five years	10,034,182	9,275,356

Total	$44,462,139	$40,986,201

The Company utilizes credit lines to purchase RIOs (see Notes 4 and 9). At December 31, 2005, the Company had approximately $40,455,000 outstanding under these lines of credit. The weighted average interest

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

rate paid under these lines in 2005 was 5.8%. At December 31, 2005, interest rates on finance receivables held for investment range from 5.0% to 16.5% with a weighted average interest rate of 14.0%.

In connection with RIOs originated by the Company, the Company incurs administrative costs and expenses. These costs are capitalized. The Company amortizes these costs to interest income over the term of the respective RIO using the effective interest method. Deferred origination costs are $36,957 at December 31, 2005 and represent the unamortized costs incurred to originate RIOs generated by the Company’s home improvement operations.

9. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	Year ended December 31,
	2005	2004
DZ Credit Facility	$38,021,000	$36,072,000
Frost Loan Agreement:
Borrowing base line of credit	2,310,339	1,310,339
$5 million RIO revolving line of credit	2,433,848	1,984,135
Term loan	274,479	468,229
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,870,181	1,963,661
Other	189,443	256,120

	$45,099,290	$42,054,484

Maturities of debt under the Company’s credit facilities as of December 31, 2005, are as follows:

2006	$3,469,173
2007	993,699
2008	39,089,219
2009	126,463
2010	134,177
Thereafter	1,286,559

$45,099,290

DZ Credit Facility

On February 11, 2003, FCC entered into a credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”), as the Agent. FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs financed under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $164,000, $163,000 and $130,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the Company had outstanding borrowings of $38,021,000 and $36,072,000 under the Credit Facility, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Effective January 20, 2006, FCC amended the Credit Facility. The Credit Facility, as amended, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions. Subject to the credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At December 31, 2005, the maximum advance under the Credit Facility was approximately $36,849,000 based on eligible RIOs of $40,943,000. The $1,172,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit to an amount by which the outstanding borrowings do not exceed the maximum advance rate of eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor.

Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus a fee ranging from 1% to 2% depending on the credit scores of the eligible RIOs (6.7% at December 31, 2005), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At December 31, 2005 the excess spread was 5.5%.

The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature with which we were in compliance at December 31, 2005. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

Frost Loan Agreement

On May 30, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). Prior to amending the agreement in February 2006, the Loan Agreement provided a $5 million revolving line (the “Revolving Line”), a $3 million borrowing base line of credit (the “Borrowing Base Line”), and a term loan in the amount of $775,000. Effective February 10, 2006, the Company amended and restated its Loan Agreement with the Frost Bank to provide a $3 million revolving line, a $4 million borrowing base line of credit, an $875,000 line of credit to be used for the purchase of equipment, and a new term loan in the amount of $1,200,000. The terms and outstanding balance of the $775,000 term loan were unchanged. The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Simultaneous with amending the Frost loan agreement, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at London Interbank Offered Rate, or LIBOR, plus 2.6% until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The revolving line, as amended, allows borrowings up to $3 million for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. The Company currently hold RIOs under the Frost revolving line until the first required payment is made by the customer, typically within 30 days, and then sells the RIO portfolios to our subsidiary, FCCA, utilizing our Credit Facility with DZ Bank to refinance and pay down the Frost revolving line. FCC is required to pay down the Frost revolving line if FCC sells any of the RIOs pledged as security under the revolving line, including RIOs refinanced under the Credit Facility with DZ Bank, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at LIBOR, plus 2.6% (7.1% at December 31, 2005). The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. At December 31, 2005 and 2004, the Company had outstanding borrowings of $2,433,848 and $1,984,135, respectively, under the Revolving Line.

The Frost Borrowing Base Line of Credit, as amended, allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At December 31, 2005, the Company had outstanding borrowings of $2,310,000 under the Frost Borrowing Base Line of Credit, with a remaining borrowing capacity of approximately $690,000. As amended, and after appling the proceeds from the $1.2 million term loan, the Company had a remaining borrowing capacity of $2,606,000. The Borrowing Base Line of Credit matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line of Credit is payable monthly at LIBOR plus 2.6% (7.1% at December 31, 2005).

The Frost $775,000 term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. At December 31, 2005 and 2004, the outstanding balance of the term loan was $274,479 and $468,229, respectively.

The $875,000 term note is available for the Company to purchase equipment during the next 12 months. Interest only at LIBOR plus 2.6% is payable monthly until February 10, 2007. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The Company has no outstanding balance under this term note.

The Company’s Frost credit facility contains covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at December 31, 2005.

Mortgage Payable

The Company has a mortgage with GE Capital Business Asset Funding on its Woodbridge, Virginia warehousing, manufacturing and office facility. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Other

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $2,619 through February 2009. At December 31, 2005 and 2004, the aggregate amount outstanding was $189,443 and $256,120, respectively.

10. Capital Leases

Capital leases mature at various dates between January 2006 and February 2009 and are collateralized by assets (including equipment, land and building) under the leases having a cost of $1,299,009, and accumulated amortization of $683,143 and $570,605 at December 31, 2005 and 2004, respectively. Amortization expense on capital leases is included in depreciation and amortization expense. As of December 31, 2005, future minimum payments under capital leases are as follows:

2006	$178,284
2007	91,745
2008	91,745
2009	15,291
Thereafter	—

Total minimum lease payments	377,065
Interest discount amount	(41,048)

Total present value of minimum lease payments	$336,017

11. Related Parties

D.S. Berenson, a director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the years ended December 31, 2005, 2004 and 2003 of approximately $160,000, $163,000 and $199,000, respectively.

On June 28, 2004, the Company completed a secondary offering to the public of 1,303,050 shares of its common stock in a firm commitment underwriting at a public offering price of $7.20 per share. BB&T Capital Markets and Southwest Securities, Inc. were the underwriters for the offering.

Southwest Securities, Inc. is a wholly-owned subsidiary of SWS Group, Inc., a publicly traded company for which Don A. Buchholz, a member of the Company’s board of directors, serves as chairman of the board. Other than as acting as one of the underwriters in an offering completed by the Company in June 2004, the Company did not have any business relationship with Southwest Securities. As of December 31, 2005, SWS Group, Inc. owned 457,154 shares of our common stock. As of December 31, 2005, Don A. Buchholz beneficially owned 584,154 shares of the Company’s common stock, which includes 457,154 shares owned by SWS Group.

On May 23, 2003, the Company obtained a $4 million loan from First Savings Bank, or FSB. On May 24, 2004, the FSB loan was refinanced with a $2.5 million short-term note with Frost Bank. The FSB loan was secured by collateral that included securities held in various brokerage accounts in the names of Mr. Buchholz and his children. The FSB loan was further secured with real estate owned by Chickadee Partners, L.P. for a guarantee and the collateral provided by Chickadee Partners, L.P., the Company paid Chickadee Partners, L.P. a collateral fee of $108,000 and $167,000 for the years ended December 31, 2004 and 2003, respectively. The

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Company paid FSB interest of $42,000 and $67,000 for the years ended December 31, 2004 and 2003, respectively. The $2.5 million Frost Bank short-term note was paid on June 30, 2004 with a portion of the proceeds from the Company’s secondary offering of common stock.

12. Commitments and Contingencies

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Rent expense recognized under non-cancelable operating leases was approximately $3,535,000, $2,635,000 and $1,811,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2005, are approximately:

2006	$2,577,100
2007	1,859,057
2008	1,242,254
2008	892,601
2010	551,314
Thereafter	376,006

Total minimum lease payments	$7,498,332

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

On May 5, 2003, the Company entered into a Stock Purchase Agreement with Bibicoff & Associates, Inc. (“Bibicoff”). Pursuant to the Stock Purchase Agreement, Bibicoff purchased in a private transaction 50,000 restricted shares of the Company’s common stock (the “Shares”) for $275,000 or $5.50 per share. The purchase price was paid by delivering to the Company $50.00 in cash and a promissory note payable to the Company in the principal amount of $274,950. Interest under the promissory note is payable quarterly at the one-year LIBOR (4.8% at December 31, 2005). The promissory note is due and payable on October 1, 2006. The note is secured with the Shares. Additionally, Harvey Bibicoff, the president of Bibicoff, has personally guaranteed the payment of the note.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

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

On September 27, 2004, Universal and USA Deck mutually agreed to terminate the Licensing Agreement. Pursuant to the termination provisions, Universal paid USA Deck a termination fee of $25,000 and the parties agreed that all guaranteed minimum royalty fees are deemed satisfied. Effective with termination of the Licensing Agreement, the Company recognized as other revenues the remaining unamortized balance of the initial licensing fee. For the years ended December 31, 2004 and 2003, the Company recorded approximately $159,000 and $22,000 for royalty and license fees under the agreement, including the termination fee.

In February 2004, USA Deck entered into a licensing agreement with Outback Installations, Inc. (“Outback”). The licensing agreement is for a period of seven years and provides Outback the exclusive use of certain of USA Deck’s intellectual property including manufacturing and installation methods, deck design methods, marketing and sales methods, trademarks, and the right to fabricate and manufacture decks under USA Deck’s patents. The agreement is limited to certain geographical markets in which Outback provides wood deck solutions to The Home Depot customers pursuant to a separate agreement between Outback and The Home Depot. The licensing agreement requires Outback to pay USA Deck royalties based upon Outback’s sales from these products. In addition, Outback and USA Deck entered into a one-year consulting agreement whereby USA Deck will provide consulting to Outback for the commercial manufacturing of the related products. Outback paid USA Deck an up-front fee of $125,000 related to the consulting agreement, which is being recognized as other revenue over the term of the related agreement. For the years ended December 31, 2005 and 2004, the Company recorded approximately $15,000 and $104,000, respectively, in consulting fees under the agreement.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Reserve for loan loss and doubtful accounts	$320,851	$264,899
Compensation accruals	99,083	92,352
Other accruals and reserves	282,804	253,889
Inventory	50,029	111,591
State net operating losses	379,006	—
Other	6,868	—

Total gross deferred tax assets	1,138,641	722,731

Deferred tax liabilities:
Prepaid expenses	(307,751)	(135,135)
Depreciation	(1,240,634)	(429,000)

Total gross deferred tax liabilities	(1,548,385)	(564,135)

Net deferred tax liability	$(409,744)	$158,596

Deferred taxes consisted of the following:
Current deferred income taxes	$830,890	$587,596
Noncurrent deferred income taxes	(1,240,634)	(429,000)

Net deferred tax liability	$(409,744)	$158,596

The provision (benefit) for income taxes from continuing operations at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	December 31,
	2005	2004	2003
Federal tax (benefit) at statutory rate	$(241,254)	$(478,269)	$831,234
State income taxes, net of federal tax benefit	(29,382)	(7,442)	116,996
Other	(2,035)	25,069	4,902

	$(272,671)	$(460,642)	$953,132

The provision (benefit) for income taxes consisted of the following:

	December 31,
	2005	2004	2003
Current:
Federal	$(1,015,524)	$(291,903)	$925,322
State	174,513	(11,275)	228,748

Total current	(841,011)	(303,178)	1,154,070
Deferred:
Federal	$787,372	$(147,693)	$(164,898)
State	(219,032)	(9,771)	(36,040)

Total deferred	568,340	(157,464)	(200,938)

	$(272,671)	$(460,642)	$953,132

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Income tax benefits attributable to stock option transactions of $1,386 and $47,685 in 2005 and 2004, respectively, were included in Additional Capital in the Consolidated Balance Sheets.

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

The license agreement provides for a term of 10 years ending in 2007 and grants the Company the right to market, sell, and install certain products in specific territories under the name “CENTURY 21™ Cabinet Refacing.” and “CENTURY 21™ Home Improvements”. The license agreement may be terminated by the Company upon 90 days written notice. The license agreement may be terminated by the Licensor if the Company is negligent in the performance of its services, becomes insolvent or bankrupt, fails to meet minimum revenue requirements as defined in the agreement, or fails to comply with any material provisions of the license agreement.

The license agreement, as amended, provides for license fees to HFS equal to 3% to 4.5% of the associated contract revenues over the remainder of the term of the agreement, subject to certain adjustments based upon the Company’s pretax income.

License fees pursuant to the license agreement were $462,179, $812,278 and $952,741 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

17. Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. The Company did not make contributions for the years ended December 31, 2005, 2004 and 2003.

18. Stock Options

The Company’s stock option plans provide for the grant of incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options (“NSOs”) (collectively ISOs and NSOs are referred to as “Awards”). The option plans are administered by the Company’s Board of Directors. The purpose of the Company’s option plans is to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company. Each option Award is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the Board of Directors, usually over a period of three to five years. The provisions of the option agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date of grant. The exercise prices for options granted under the plans may be no less than the fair market value of the common stock on the date of grant. During 2005, 2004 and 2003, no options were granted to other than employees or directors under this plan.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2005, options to purchase 850,919 shares of common stock were available for grant under the Plan.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005		2004		2003
	No. of Underlying Shares	Weighted Average Exercise Price	No. of Underlying Shares	Weighted Average Exercise Price	No. of Underlying Shares	Weighted Average Exercise Price
Outstanding at beginning of year	741,177	$4.86	788,612	$4.75	752,230	$4.87
Granted	—		51,461	$6.71	173,710	$6.24
Exercised	(34,730)	$4.42	(40,266)	$3.92	(16,230)	$4.43
Forfeited	(55,468)	$5.23	(58,630)	$5.57	(121,098)	$7.68
Outstanding at end of year	650,979	$4.86	741,177	$4.86	788,612	$4.75
Exercisable at end of year	553,507	$4.65	522,865	$4.57	442,454	$4.43
Weighted average fair value of options granted during the year	—		$1.94		$1.78

The following information summarizes stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$3.44-$4.95	387,128	$3.79	4.03	380,128	$3.77
$5.31-$5.38	146,703	$5.31	7.01	101,254	$5.31
$6.71-$12.96	117,148	$7.80	7.03	72,125	$8.35

	650,979	$4.86	5.24	553,507	$4.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the years ended December 31, 2004 and 2003 were determined

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

with the following assumptions: expected dividend yield is 0%, expected stock price volatility of 30%-35%, risk free interest rate of 3.5% (2004) and 3.0% (2003) and expected life of options of 4-5 years. There were no stock options granted in 2005.

19. Restricted Stock Plan

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. The Restricted Stock Plan was approved by our stockholders on July 15, 2004. Pursuant to the Restricted Stock Plan, the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the Compensation Committee. The Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant up to a maximum of 500,000 shares of common stock. At December 31, 2005, 443,566 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock issued under the Restricted Stock Plan. During the year ended December 31, 2005, the Company issued 10,892 shares to non-employee directors as compensation and recorded approximately $64,000 of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance. In addition, 45,542 shares of restricted stock were issued to certain management and employees during the year. These awards vest based upon the passage of time, generally over 3-4 years. The associated expense is being recognized over the vesting period and $53,000 was recorded in 2005.

The following summarizes the restricted stock activity for 2005:

	Shares at December 31, 2004
Granted	56,434	(1)
Vested and released	10,892
Cancelled/Forfeited	—

Nonvested	45,542

(1)	The average fair value of restricted shares granted in 2005 was $5.86.

20. Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with RbA to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” The Company commenced operations under the Retailer Agreement in February 2002. As a result of the Company’s current business strategy to expand its business with The Home Depot, the Company believes that the sale and installation of RbA window and patio doors in a single designated market is not compatible with its current business and growth strategy. Therefore, in November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. At December 31, 2005, the Company had no remaining obligations to RbA except to fulfill its service installation warranty for a period of two years from the completion date of an RbA product installation for a customer.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

As a result of the termination of the RbA agreement, the Consolidated Financial Statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation. Summarized financial information for the RbA operations is set forth below (in thousands):

	2005	2004	2003
Revenues	$142	$4,859	$4,611
Operating income/(loss)	48	552	65
Income tax expense (benefit)	20	178	29
Income (loss)	31	346	36
(Gain)/loss on disposal of RbA, net of tax	(3)	17	—
Assets held for sale	—	42	—
Warranty reserve	—	(24)	—

The (gain)/loss on disposal resulted from asset impairments related to the Company’s showroom displays in its Torrance facility.

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

21. Income (loss) Per Share

The following table sets forth the computation of income (loss) per share:

	December 31,
	2005	2004	2003
Income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$(435,644)	$(946,030)	$1,491,673
Income (loss) from discontinued operations	31,115	345,692	36,270

Net income (loss)	(404,529)	(600,338)	1,527,943
Accrued dividends—mandatorily redeemable preferred stock	—	—	(8,000)

Income applicable to common stockholders	$(404,529)	$(600,338)	$1,519,943

Weighted average shares outstanding—basic	7,936,715	7,230,021	6,492,347
Effect of dilutive securities	—	—	371,259

Weighted average shares outstanding—diluted	7,936,715	7,230,021	6,863,606

Net income (loss) per basic share:
Continuing operations	$(0.05)	$(0.13)	$0.23
Discontinued operations	—	0.05	—

Net income (loss) per basic share	$(0.05)	$(0.08)	$0.23

Net income (loss) per diluted share:
Continuing operations	$(0.05)	$(0.13)	$0.22
Discontinued operations	—	0.05	—

Net income (loss) per diluted share	$(0.05)	$(0.08)	$0.22

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Outstanding stock options to purchase 650,979, 741,177 and 41,438 shares of the Company’s common stock at December 31, 2005, 2004 and 2003 were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

22. Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2005				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$21,128	$26,369	$30,221	$26,671	$18,181	$23,823	$23,053	$23,709
Income (loss) from continuing operations	(1,232)	(449)	863	382	(256)	361	(717)	(334)
Discontinued operations	16	13	—	2	(18)	45	228	91
Net income (loss)	(1,216)	(436)	863	384	(274)	406	(489)	(243)
Net income (loss) from continuing operations per common share:
Basic	$(0.15)	$(0.06)	$0.11	$0.05	$(0.04)	$0.05	$(0.09)	$(0.04)
Diluted	$(0.15)	$(0.06)	$0.11	$0.05	$(0.04)	$0.05	$(0.09)	$(0.04)
Discontinued operations per common share:
Basic	$—	$—	$—	$—	$—	$0.01	$0.03	$0.01
Diluted	$—	$—	$—	$—	$—	$0.01	$0.03	$0.01
Net income (loss) per common share:
Basic	$(0.15)	$(0.06)	$0.11	$0.05	$(0.04)	$0.06	$(0.06)	$(0.03)
Diluted	$(0.15)	$(0.06)	$0.11	$0.05	$(0.04)	$0.06	$(0.06)	$(0.03)
Weighted average common shares outstanding
Basic	7,889,749	7,890,769	7,921,071	7,967,528	6,527,507	6,608,883	7,884,274	7,885,032
Diluted	7,889,749	7,890,769	8,027,251	8,098,826	6,527,507	6,977,392	7,884,274	7,885,032

The Company has recast its quarterly financial data for the year ended December 31, 2004 to reflect its RbA business as a discontinued operation.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen—U.S. Home Systems, Inc.

10.1(d)	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2(d)	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8(e)	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

IOE-1

Exhibit Number	Description of Exhibit
10.9(e)	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10(e)	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11(e)	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12(e)	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13(f)	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14(f)	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15(f)	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16(f)	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17(f)	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18(g)	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.19(g)	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.20(g)	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.21(g)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.22(g)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.23(h)	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.24(h)	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.25(h)	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

IOE-2

Exhibit Number	Description of Exhibit
10.26(h)	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

10.27(h)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.28(h)	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.29(h)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.30(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.31(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.32(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.33(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.34(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.35(i)	Amended and Restated 2000 Stock Compensation Plan

+10.36(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.37(j)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.38(j)	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.39(k)	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.40(k)	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.41(k)	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.42(k)	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.43(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.44(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.45(l)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.46(m)	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.47(m)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.48(m)	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

IOE-3

Exhibit Number	Description of Exhibit
+10.49(n)	Non-Employee Director Compensation Plan

+10.50(n)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.51(n)	Form of Restricted Stock Agreement for Employees

10.52(o)	Fifth Amendment Agreement, dated as of January 20, 2006, to the Receivables Loan and Security Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc. (“FCC”) as Servicer, Autobahn Funding Company LLC, as Lender, DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent, U.S. Bank, National Association and Compu-Link Corporation. Certain schedules and exhibits have been omitted.

10.53(o)	First Amendment Agreement, dated as of January 20, 2006, to the Purchase and Contribution Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, and First Consumer Credit, Inc. (“FCC”).

10.54(o)	First Amendment Agreement, dated as of January 20, 2006, to the Fee Letter, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc., as Servicer, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent.

10.55(p)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.56(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.57(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.58(p)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.59(p)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.60(p)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.61(p)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.62(p)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.63(p)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.64(p)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.65(p)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

IOE-4

Exhibit Number	Description of Exhibit
10.66(p)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 25, 2006, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.

IOE-5