Form 10-Q
period 2006-03-31
US HOME SYSTEMS INC
filed 2006-05-11
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2006, there were 8,151,027 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$3,277,599	$4,417,381
Restricted cash	3,777,296	1,824,012
Accounts receivable, net	4,703,766	3,910,307
Income tax receivable	1,173,697	717,571
Commission advances	603,975	505,796
Inventories	3,571,284	3,306,947
Prepaid expenses	1,142,720	1,123,005
Deferred income taxes	818,139	830,890
Finance receivables held for investment, net	44,295,122	43,451,423
Property, plant, and equipment, net	5,922,981	6,044,291
Goodwill	7,357,284	7,357,284
Other assets	841,724	868,602

Total assets	$77,485,587	$74,357,509

Liabilities and Stockholders’ Equity
Accounts payable	$3,745,883	$2,858,185
Customer deposits	729,842	1,240,190
Accrued wages, commissions, and bonuses	1,403,011	1,005,720
Federal and state taxes payable	334,719	397,873
Other accrued liabilities	1,155,509	1,130,186
Deferred income taxes	1,240,634	1,240,634
Debt	48,045,276	45,099,290
Capital lease obligations	55,298	336,017

Total liabilities	$56,710,172	$53,308,095

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 8,044,044 and 7,976,286 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	8,044	7,976
Additional capital	18,135,712	17,887,394
Unearned compensation – restricted stock awards	—	(213,224)
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	2,906,609	3,642,218

Total stockholders’ equity	20,775,415	21,049,414

Total liabilities and stockholders’ equity	$77,485,587	$74,357,509

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended March 31,
	2006	2005
Revenues:
Remodeling contracts	$21,177,061	$19,606,319
Interest income	1,605,360	1,452,094
Other	38,544	70,063

Total revenues	$22,820,965	$21,128,476

Costs and expenses:
Cost of remodeling contracts	$10,859,476	$10,502,857
Branch operations	1,724,026	1,215,038
Sales, marketing and license fees	7,834,465	7,379,033
Interest expense on financing of loan portfolios	690,674	523,291
Provision for loan losses	178,385	236,660
General and administrative	2,680,950	3,166,794

Loss from operations	$(1,147,011)	$(1,895,197)

Interest expense	(121,667)	(101,840)
Other income, net	76,943	46,352

Loss from continuing operations before income taxes	(1,191,735)	(1,950,685)
Income tax benefit	(456,126)	(718,213)

Loss from continuing operations	$(735,609)	$(1,232,472)

Discontinued operations:
Income on discontinued operations	$—	$28,130
Tax benefit	—	(11,674)

Income from discontinued operations	—	16,456

Net loss	$(735,609)	$(1,216,016)

Net loss per common share – basic and diluted:

Continuing operations	$(0.09)	$(0.15)
Discontinued operations	—	—

Net loss	$(0.09)	$(0.15)

Weighted average common shares outstanding – basic and diluted	7,956,820	7,889,749

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
Operating Activities
Net loss	$(735,609)	$(1,216,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334,423	500,694
Net provision for loan losses and bad debts	219,965	253,842
Deferred income taxes	12,751	—
Stock based compensation	86,219	35,231
Income tax benefit from stock option exercises	(119,080)	—
Changes in operating assets and liabilities:
Accounts receivable	(835,039)	772,990
Inventories	(264,337)	344,934
Commission advances and prepaid expenses	(117,894)	(10,331)
Accounts payable and customer deposits	377,350	(270,194)
Other, net	(44,144)	(495,317)

Net cash used in operating activities	(1,085,395)	(84,167)

Investing Activities
Purchases of property, plant, and equipment	(211,748)	(243,156)
Proceeds from sale of assets	4,550	42,300
Purchase of finance receivables	(7,338,038)	(6,528,343)
Customer payments on finance receivables	6,371,702	6,104,865
Other	—	2,152

Net cash used in investing activities	(1,173,534)	(622,182)

Financing Activities
Proceeds from lines of credit and long-term borrowings	10,227,066	4,712,430
Principal payments on lines of credit, long-term debt, and capital leases	(7,561,799)	(6,209,614)
Change in restricted cash	(1,953,284)	476,039
Income tax benefit from stock option exercises	119,080	—

Proceeds from issuance of common stock	288,084	—

Net cash provided by (used in) financing activities	1,119,147	(1,021,145)

Net decrease in cash and cash equivalents	(1,139,782)	(1,727,494)
Cash and cash equivalents at beginning of period	4,417,381	3,441,804

Cash and cash equivalents at end of period	$3,277,599	$1,714,310

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2006

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of March 31, 2006, and for the three months ended March 31, 2006 and 2005 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes is critical and requires the use of complex judgment in their application. Except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) 123 (revised), Shared-Based Payment, discussed below, there have been no material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them during the three months ended March 31, 2006.

Stock Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised), Share-Based Payment (“SFAS 123(R)”). This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of income for the three months ended March 31, 2006 was approximately $86,000 and was recorded as a component of general and administrative expense. In accordance with the modified prospective method, financial results for prior periods have not been restated.

Prior to January 1, 2006, we accounted for these plans under the intrinsic-value method described in APB Opinion 25, as permitted by SFAS 123. Under this method, no compensation cost for stock options was recognized for stock-option awards granted at or above fair-market value. Awards of restricted stock were valued at the market price of the Company’s common stock on the date of grant. The unearned compensation was amortized to general and administrative expense over the vesting period of the restricted stock.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Had compensation expense for our stock-based awards been recognized as prescribed by SFAS 123, our net loss and loss per share for the three months ended March 31, 2005 would have been as follows:

Three months ended March 31, 2005
Pro forma:
Net loss as reported	$(1,216,016)
Restricted stock compensation expense included in income, net of tax	20,715
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(59,852)

Pro forma net loss	$(1,255,153)

Loss per common share – as reported – basic and diluted	$(0.15)

Loss per common share – pro forma – basic and diluted	$(0.16)

3. Information About Segments

Prior to January 1, 2006, the Company had three operating segments: Interior Products, Exterior Products and Consumer Finance. In the interior products segment, the principal product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In the exterior products segment, the product line included wood decks and related accessories. On January 1, 2006, as part of a restructuring of the deck operations, the business and operations of the interior and exterior product segments were consolidated through the merger of the Company’s USA Deck, Inc. subsidiary with and into the Company’s U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. As of January 1, 2006 all of the Company’s home improvement products are being offered through the U.S. Remodelers subsidiary. The consolidation of sales, marketing, management and similar functions makes it impractical to continue evaluating these companies as separate operations. Accordingly, the Company’s reporting segments for the three months ended March 31, 2006 consist of two operating segments, the home improvement segment (including the former Interior Product and Exterior Product segments) and the consumer financing segment. The segment data for the three months ended March 31, 2005 has been restated to conform to the current presentation.

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

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases Retail Installment Obligations (“RIOs”) from remodeling contractors, including RIOs originated by the Company’s home improvement operations. During the three months ended March 31, 2006 and 2005, FCC originated approximately $972,000 and $1,266,000 of RIOs from the Company’s home improvement operations, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Home Improvement	$433	$369
Consumer Finance	114	148

	$547	$517

The following presents certain financial information of the Company’s segments for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three months ended March 31,
	2006	2005
Revenues:
Home Improvement	$21,177	$19,623
Consumer Finance	1,644	1,505

Consolidated Total	$22,821	$21,128

Loss from continuing operations before taxes:
Home Improvement	$(1,091)	$(1,737)
Consumer Finance	(101)	(213)

Consolidated Total	$(1,192)	$(1,950)

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Home improvement product lines:
Kitchen refacing	$15,044	$14,237
Bathroom refacing	3,138	2,751
Wood decks	2,946	2,478
Replacement windows	49	140
Other revenues	—	17

Total Home Improvement revenues	$21,177	$19,623

The percentage of home improvement revenues attributable to each of the Company’s major brands is as follows:

	Three months ended March 31,
	2006	2005
The Home Depot	75%	61%
Century 21 Home Improvements	11	23
Company Brands(1)	14	16

Total	100%	100%

(1)	Includes our Facelifters brand.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended March 31,
	2006	2005
Interest income	$1,605	$1,452
Other revenues and fees	39	53

Total revenues and fees	$1,644	$1,505

4. Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials	$2,196,021	$2,079,111
Work-in-progress	1,375,263	1,227,836

	$3,571,284	$3,306,947

5. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	March 31, 2006	December 31, 2005
Principal balance:
Secured	$31,857,051	$31,117,508
Unsecured	13,390,743	13,344,631

Total principal balance	45,247,794	44,462,139
Net premium (discount)	(443,151)	(421,428)
Deferred origination costs, net of amortization	32,724	36,957
Allowance for losses on finance receivables	(542,245)	(626,245)

Carrying value of finance receivables	$44,295,122	$43,451,423

Number of loans	7,183	7,040

Allowance as a percentage of gross finance receivables	1.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$335,400	$451,646

% delinquent	0.7%	1.0%

RIOs on non-accrual status	$335,400	$454,822

% on non-accrual status	0.7%	1.0%

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$626,245	$559,822
Provision for losses	178,385	236,660
Charge-offs, net of recoveries	(262,385)	(240,498)

	$542,245	$555,984

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Finance Receivables Held For Investment (Continued)

At March 31, 2006 and December 31, 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2006	December 31, 2005
Due in one year or less	$10,465,291	$10,428,933
Due after one year through five years	24,483,927	23,999,024
Due after five years	10,298,576	10,034,182

Total	$45,247,794	$44,462,139

The Company utilizes credit lines to purchase RIO’s (see Note 6). At March 31, 2006, the Company had approximately $43,232,000 outstanding under these lines of credit. During the three months ended March 31, 2006, the weighted average interest rate paid under these lines was 6.3%, and the weighted average interest rate earned on the portfolio was 13.9%. At March 31, 2006, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 14.0%.

In connection with RIOs originated by the Company, the Company incurs administrative costs and expenses. These costs are capitalized and amortized to reduce interest income over the term of the respective RIO using the effective interest method. Deferred origination costs were $32,724 at March 31, 2006.

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2006	December 31, 2005
DZ Credit Facility	$40,994,000	$38,021,000

Frost Loan Agreement:
Borrowing base line of credit	1,393,354	2,310,339
$3 million RIO revolving line of credit	2,237,914	2,433,848
Term loans	1,426,042	274,479
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,845,735	1,870,181
Other	148,231	189,443

	$48,045,276	$45,099,290

DZ Credit Facility

On February 11, 2003, FCC entered into a credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or the “Agent”). FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $44,000 for the three months ended March 31, 2006 and 2005. At March 31, 2006 and December 31, 2005, the Company had outstanding borrowings of $40,994,000 and $38,021,000 under the Credit Facility, respectively.

Effective January 20, 2006, FCC amended the Credit Facility. The Credit Facility, as amended, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions. Subject to the credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At March 31, 2006, the maximum advance under the Credit Facility was approximately $37,507,000 based on eligible RIO’s of $41,674,000. The $680,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit to an amount by which the outstanding borrowings do not exceed the maximum advance rate of eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus a fee ranging from 1% to 2% depending on the credit scores of the eligible RIOs (6.3% at March 31, 2006), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At March 31, 2006 the excess spread was 7.1%.

The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature with which we were in compliance at March 31, 2006. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

Frost Loan Agreement

On May 30, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). Effective February 10, 2006, the Company amended and restated its Loan Agreement with the Frost Bank to provide a $3 million revolving line, a $4 million borrowing base line of credit, an $875,000 line of credit to be used for the purchase of equipment, and a new term loan in the amount of $1,200,000. The terms and outstanding balance of the original $775,000 term loan were unchanged. The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Simultaneous with amending the Frost loan agreement, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6% (7.6% at March 31, 2006) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At March 31, 2006, the Company had outstanding borrowings of $1,200,000 under the term loan.

The revolving line, as amended, allows borrowings up to $3 million for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company currently hold RIOs under the Frost revolving line until the first required payment is made by the customer, typically within 30 days, and then sells the RIO portfolios to our subsidiary, FCCA, utilizing our Credit Facility with DZ Bank to refinance and pay down the Frost revolving line. FCC is required to pay down the Frost revolving line if FCC sells any of the RIOs pledged as security under the revolving line, including RIOs refinanced under the Credit Facility with DZ Bank, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at LIBOR plus 2.6% (7.6% at March 31, 2006). The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. At March 31, 2006 and December 31, 2005, the Company had outstanding borrowings of $2,237,914 and $2,433,848 under the Revolving Line, respectively.

The Frost Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2006 the Company had outstanding borrowings of $1,393,000 under the Frost Borrowing Base Line of Credit, with an additional borrowing capacity of approximately $2,607,000 under the Frost Borrowing Base Line of Credit. The Borrowing Base Line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (7.6% at March 31, 2006).

The Frost $775,000 term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. At March 31, 2006 and December 31, 2004, the outstanding balance of the Term Loan was $226,042 and $274,479, respectively.

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

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at March 31, 2006.

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

Other

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $2,619 through February 2009. At March 31, 2006 and December 31, 2005, the aggregate amount outstanding was $148,231 and $189,443, respectively.

7. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended March 31, 2006 and 2005, of approximately $29,000 and $37,000, respectively.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. (See also Note 11.)

9. License Fees

The Company conducts a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “Century 21™ Cabinet Refacing” and “Century 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were approximately $70,000 and $135,000 for the three months ended March 31, 2006 and 2005, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

10. Restructuring Charges

In April 2005, the Company implemented a plan to reorganize its deck operations and consolidate the manufacturing of wood decks at its Woodbridge, Virginia facility. The Company ceased manufacturing of wood decks at its Glen Mills, Pennsylvania, Westborough, Massachusetts and Bridgeport, Connecticut, facilities effective May 30, 2005 and transitioned these facilities into sales, installation and warehouse centers.

In connection with this plan, during the second quarter of 2005 the Company recorded a restructuring charge of $1,321,000. The restructuring charge included approximately $1,129,000 for the impairment of certain manufacturing equipment, employee severance of $100,000 and $77,000 for lease commitment costs associated with the reduction of its installation vehicle fleet.

As of March 31, 2006 and December 31, 2005, the accrual for restructuring charges of approximately $22,000 and $41,000, respectively, is included in “other accrued liabilities” on the consolidated balance sheet and consists of vehicle lease costs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

11. Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with Renewal by Andersen (“RbA”) to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” In November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. At March 31, 2006, the Company had no remaining obligations to RbA except for a period of two years from the completion date of an RbA product installation for a customer, the Company will perform (or have others perform) any service necessary to fulfill its installation warranty for its customers.

12. Stock Options

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

Under the Company’s 2000 Stock Compensation Plan (the “Plan”), the maximum number of shares of common stock to which options may be granted is 3,000,000 shares without limitation, provided that the number of shares in respect of which options may be granted to any one person under the Plan is 300,000 shares during any single calendar year. The Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors.

At March 31, 2006, options to purchase 863,277 shares of common stock were available for grant under the Plan. There were no stock options granted in the three months ended March 31, 2006 and 2005.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2005	650,979	$4.86		$
Granted
Exercised	116,367	4.00
Forfeited	12,358	5.16

Outstanding at March 31, 2006	522,254	5.04	5.92	1,914

Exercisable at March 31, 2006	454,166	$4.85	5.69	$1,755

Net cash proceeds from the exercise of stock options during the three months ended March 31, 2006 were approximately $196,000. The associated income tax benefit from stock options exercised during the three months ended March 31, 2006 was $80,000. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $520,000. There were no options exercised during the three months ended March 31, 2005.

As of March 31, 2006, there was $78,000 of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 0.8 years.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

13. Restricted Stock Plan

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. Pursuant to the Restricted Stock Plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. Our Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant awards up to a maximum of 500,000 shares of common stock. At March 31, 2006, 438,386 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of our common stock under the Restricted Stock Plan. These shares are issued without restriction and are fully vested upon issuance. In addition, the Company issues shares of restricted stock to certain management and employees. These awards vest based upon the passage of time, generally over 3-4 years. The associated expense is recognized ratably over the vesting period.

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	45,542	$5.85
Granted	5,180	6.94
Vested	(16,347)	6.15
Forfeited	—	—

Nonvested at March 31, 2006	34,375	$5.87

As of March 31, 2006, there was $181,155 of unrecognized compensation cost related to nonvested restricted shares granted under the 2004 Restricted Stock Plan. That costs is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of restricted stock vested during the three months ended March 31, 2006 and 2005 was $93,000 and $35,000, respectively.

14. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended March 31,
	2006	2005
Net loss:
Loss from continuing operations	$(735,609)	$(1,232,472)
Income from discontinued operations	—	16,456

Net loss	(735,609)	(1,216,016)

Weighted average shares outstanding – basic	7,956,820	7,889,749
Effect of dilutive securities	—	—

Weighted average shares outstanding – diluted	7,956,820	7,889,749

Net loss per share – basic and diluted:
Continuing operations	(0.09)	(0.15)
Discontinued operations	—	—

Net loss per share – basic and diluted	$(0.09)	$(0.15)

Approximately 488,000 and 738,000 stock options and 34,000 and zero shares of restricted stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2006 included herein, and our audited financial statements for years ended December 31, 2005, 2004 and 2003, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our principal product lines include kitchen and bathroom cabinet refacing products and countertops, and wood decks and related accessories. Our home improvement products are marketed under nationally recognized brands such as The Home Depot Kitchen and Bathroom Refacing, The Home Depot Installed Decks, Century 21 Home Improvements, Century 21 Cabinet Refacing and under our own Facelifters brand. Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows, selected neighborhood canvassing, and in-store displays at selected The Home Depot stores.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our long-term growth. Our business strategy is to become a principal provider of installed kitchen and bath refacing products, and wood decks to The Home Depot in designated markets. During the first quarter of 2006, we and The Home Depot agreed to expand our kitchen refacing operations to serve The Home Depot in a number of selected new markets in the Eastern, Southeastern and Midwest regions of the United States. In certain of these markets (New Jersey, Pennsylvania, Maryland, Virginia, Washington, D.C., Massachusetts, New Hampshire and Illinois) we currently market our kitchen and bathroom refacing products under brands other than The Home Depot. We intend to transition these operations to service The Home Depot customers in these markets in the second quarter 2006. Following the transition of these markets to serve The Home Depot, all of our home improvement operations will be aligned to serve The Home Depot customers.

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and custom countertops at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. In some markets, we purchase wood deck components from Universal Forest Products, Inc. (“Universal”) pursuant to a limited license we granted to Universal to manufacture pre-engineered component deck parts and related accessory products for us. In our home improvement operations, at March 31, 2006, we operated 36 sales and installation centers in 20 states serving 29 major U.S. remodeling markets. We maintain a marketing center in Boca Raton, Florida.

Prior to January 1, 2006, our home improvement operations included two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our principal product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In our exterior products segment, our product line included wood decks and related accessories. On January 1, 2006, as part of our restructuring of our deck operations, we consolidated the business and operations of our interior and exterior product segments through the merger of our USA Deck, Inc. subsidiary with and into our U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. As of January 1, 2006 all of our home improvement products are being offered through our U.S. Remodelers subsidiary. Accordingly, we have eliminated the separate segment reporting of the interior and exterior products and combined them into one home improvement reporting segment. The segment data for the three months ended March 31, 2005 has been restated to conform to the current presentation.

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

Results of Operations

Results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

	(In thousands) Three months ended March 31,
	2006			2005
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Revenues	$21,177	$1,644	$22,821	$19,623	$1,505	$21,128
Costs and expenses:
Costs of remodeling contracts	10,859	—	10,859	10,503	—	10,503
Branch operations	1,724	—	1,724	1,214	—	1,214
Sales, marketing and license fees	7,835	—	7,835	7,379	—	7,379
Interest expense on financing of loan portfolios	—	691	691	—	523	523
Provision for loan losses	—	178	178	—	237	237
General and administrative	1,834	847	2,681	2,238	929	3,167

Operating loss	(1,075)	(72)	(1,147)	(1,711)	(184)	(1,895)
Interest expense	93	29	122	72	29	101
Other income	77	—	77	46	—	46

Loss before income taxes	(1,091)	(101)	(1,192)	(1,737)	(213)	(1,950)
Income tax (benefit)	(417)	(39)	(456)	(626)	(92)	(718)

Loss from continuing operations	$(674)	$(62)	$(736)	$(1,111)	$(121)	$(1,232)

Income from discontinued operations	—	—	—	16	—	16

Net loss	$(674)	$(62)	$(736)	$(1,095)	$(121)	$(1,216)

Management’s Summary of Results of Operations.

Consolidated revenues increased 8.0% to $22,821,000 in the three months ended March 31, 2006, as compared to $21,128,000 in the three months ended March 31, 2005. Consolidated net loss was $736,000, or $0.09 per share in the three months ended March 31, 2006, as compared to $1,216,000, or $0.15 per share, for the three months ended March 31, 2005. The net loss in the first quarter 2006 period reflected seasonally lower revenues partially offset by operating cost reductions associated with the reorganization of our deck operations. Additionally, the net loss in the period included approximately $105,000 in severance costs related to the consolidation of the Company’s home improvement subsidiaries, and $250,000 in additional costs associated with accelerating the Company’s expansion program with The Home Depot. The additional $355,000 in expenses, on an after tax basis, accounted for $0.03 of the total loss per share.

Home Improvement – During the three months ended March 31, 2006 we continued our expansion program in connection with our agreements with The Home Depot. During the first quarter period we opened three new kitchen refacing sales and installation centers in Florida to serve the Tampa, Orlando, Jacksonville, Ft. Lauderdale and Ft. Meyers markets, and we opened an installation center in Hartford, Connecticut to service the greater Connecticut marketplace. In addition, we converted our Long Island, New York center, where we previously marketed our kitchen refacing products under the Century 21 Home Improvements brand, to service The Home Depot customers in the greater New York metropolitan area. We also commenced offering wood decks in the New York and northern New Jersey markets through our existing sales and installation centers. At March 31, 2006, our kitchen products were available to The Home Depot customers in approximately 1,200 stores (of which 625 also offered our bath products) as compared to 395 stores at March 31, 2005 (all of which offered bath products). Our wood deck products were being offered in approximately 500 stores at March 31, 2006 as compared to 330 stores at March 31, 2005.

Revenues in our home improvement segment increased 7.9% to $21,177,000 in the first quarter 2006 from $19,623,000 in the first quarter 2005. The increase in revenue is principally attributable to new markets we opened during 2005 in connection with our Home Depot expansion program. In addition, deck product revenues increased 18.9% due to improved sales performance in the first quarter 2006 combined with reduced installation cycle time to complete installations of new sales orders.

Although our revenues increased from the prior year quarter, our home improvement business is subject to seasonal trends which has historically resulted in lower revenues in the first calendar quarter. Consequently, we generally incur an operating loss in the first quarter. This seasonal pattern is the result of the time required to complete the installation of the respective product (the “installation cycle time”) and the seasonal variation of our product sales. The generation of new sales orders for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season. The generation of sales orders for our wood deck products typically declines in the last quarter of the year through the first two months of the calendar first quarter. We usually complete the installation of a sales order within 55 days from the date of sale. Therefore the number of installations completed in the first calendar quarter is largely dependent upon new sales orders generated in the preceding quarter, in this case, the seasonal slower period.

While revenues are generally lower in the first quarter, the generation of new sales orders begins to increase during this quarter. New sales orders for home improvement products were $26,663,000 in the first quarter 2006, an increase of 18.6% from $22,477,000 in the prior year first quarter. New sales orders in April 2006, were approximately $15,150,000, an increase of 35.6% from $11,170,000 in April 2005.

Net loss in the home improvement segment was $674,000 for the three months ended March 31, 2006 as compared with a net loss of $1,095,000 for the three months ended March 31, 2005. The net loss reflected seasonal first quarter revenues, $250,000 increased expenditures for sales associate recruiting and training expenses, and $105,000 in severance costs associated with the consolidation of our interior and exterior products businesses, offset by operating cost reductions associated with the restructuring of our deck operations.

As previously discussed, during the first quarter 2006 we and The Home Depot agreed to expand kitchen and bathroom refacing products and installation services to The Home Depot customers in selected markets in the Eastern, Southeastern and Midwest regions of the United States. Once the rollout and our transition into the new markets is completed, our kitchen refacing installation services will be available in more than 1,300 The Home Depot stores, with approximately 615 of those stores also offering our bathroom refacing installation services. In order to accommodate the rapid growth required by our expansion program, and to better penetrate the existing markets in which we operate, we accelerated an extensive sales associate recruiting and training program in the first quarter 2006. In addition, related travel costs and costs to equip new sale associates were higher in the first quarter 2006 as compared to the same period last year. In the aggregate, recruiting, training and travel costs increased $250,000 as compared to the prior year quarter.

During 2005, we implemented a number of actions to reorganize our deck operations and reduce operating expenses. These actions included work force reductions, outsourcing certain labor and manufacturing operations, re-assignment of certain personnel, selling price adjustments, and consolidation of certain operations. On January 1, 2006, we consolidated the business and operations of our kitchen and deck businesses. During the first quarter 2006 we completed the incorporation of the administrative functions of USA Deck with our U.S. Remodelers operations. We incurred approximately $105,000 in related severance costs in the current period.

As a result of these actions, we have realized reduced operating costs in manufacturing and product installation which resulted in improved gross profit margins of our deck product as compared to the prior year first quarter. In addition, operating costs reductions have been appreciable in sales and general and administrative expenses. Although the aggregate of our actions has resulted in realized benefits in the first quarter 2006, we intend to further consolidate and leverage our kitchen products infrastructure and facilities to include our deck product through the remainder of 2006. Management believes these programs and other actions will be successful in returning our operations to profitability.

Consumer Finance –Revenues from our consumer finance segment were $1,644,000 in the first quarter 2006, as compared with $1,505,000 in the prior year quarter. The revenue increase reflected growth in our RIO portfolio resulting from a reduction in the number of early payoffs of RIOs and increased purchases of RIOs during the period. During 2005 we experienced a significant number of rapid and early payoffs of RIO’s due to the refinancing environment. Although we continued to receive a number of early payoffs in the first quarter of 2006, the volume of early payoffs declined sharply.

Net loss for the finance segment was $62,000 in the first quarter 2006 as compared with $121,000 for the same prior year period. The reduced net loss reflects higher revenues combined with reduced loan losses and general and administrative expenses offset by higher interest expenses resulting principally from increased interest rates.

Home Improvement Operations – Detailed Review

Revenues in our home improvement segment increased 7.9% to $21,177,000 in the first quarter 2006 from $19,623,000 in the first quarter 2005. The increase in revenue is principally attributable to markets we opened during 2005 in connection with our The Home Depot expansion program.

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2006	2005	$	%
Home improvement product lines:
Kitchen refacing	$15,044	$14,237	$807	5.7%
Bathroom refacing	3,138	2,751	387	14.1
Wood decks	2,946	2,478	468	18.9
Other revenues	49	157	(108)	(68.8)

Total Home Improvement revenues	$21,177	$19,623	$1,554	7.9%

As previously discussed, revenues from kitchen and bath refacing products increased principally due to the growth of our programs with The Home Depot. The increase in deck product revenues reflects improved new sales orders levels coupled with reduced installation cycle times.

The amount and percentage of home improvement revenues attributable to our major brands for the first quarter ended March 31, 2006 and 2005 are as follows:

	Revenues		Percent of Home Improvement Revenues
	Q1-2006	Q1-2005	Q1-2006	Q1-2005
The Home Depot	$15,843	$11,935	75%	61%
Century 21 Home Improvements	2,332	4,513	11	23
Company Brands	3,002	3,175	14	16

	$21,177	$19,623	100%	100%

New sales orders for home improvement products were $26,663,000 in the three months ended March 31, 2006, an increase of 18.6% from $22,477,000 in the three months ended March 31, 2005. The increase in new sales orders as compared with the prior year quarter is due to the growth of our kitchen program with The Home Depot coupled with improved sales performance in our deck products.

	Three months ended March 31,		Increase (decrease)
	2006	2005
Kitchen refacing	$18,884	$15,350	$3,534
Bathroom refacing	2,937	2,820	117
Decks	4,820	4,195	625
Other	22	112	(90)

Total Home Improvement	$26,663	$22,477	$4,186

Our backlog of uncompleted sales orders is as follows (in thousands):

	As of March 31, 2006	As of December 31, 2005
Kitchen refacing	$11,192	7,352
Bath refacing	1,643	1,844
Decks	3,700	1,826
Other	8	35

Total Home Improvements	$16,543	$11,057

Gross profit for home improvement operations was $10,318,000 or 48.7% of home improvement revenues for the three months ended March 31, 2006, as compared with $9,120,000, or 46.5% of home improvement revenues in the prior year period. The increase in gross profit as a percentage of revenues is largely due to reduced operating costs and improved operating efficiencies resulting from the restructuring of our deck operations.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,724,000, as compared to $1,214,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $4,522,000, or 21.4% of home improvement revenues in the three months ended March 31, 2006, as compared to $4,409,000, or 22.5% of home improvement revenues for the three months ended March 31, 2005. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, advertising, field marketing personnel costs including salaries and travel expenses, and costs related to maintaining our marketing center, including salaries, rent, communication expenses and other facility costs. The increase in marketing expenditures as compared to the prior year quarter is principally due to increased marketing fees resulting from higher revenues associated with our The Home Depot programs.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $3,243,000, or 15.3% of home improvement revenues for the three months ended March 31, 2006, as compared to $2,835,000, or 14.4% of home improvement revenues in the prior year period. The increase in sales expenses is the result of increased sales management, recruiting and training costs principally related to the expansion of our programs with The Home Depot.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $70,000 for the three months ended March 31, 2006, as compared to $135,000 in the prior year period.

General and administrative expenses for home improvement operations were $1,834,000, or 8.7% of home improvement revenues for the three months ended March 31, 2006, as compared to $2,238,000, or 11.4% of home improvement revenues in the prior year period. The reduction in general and administrative expenses is principally due to reduced operating expenses associated with the restructuring of the deck operations, and lower consulting fees related to our compliance with section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses include approximately $433,000 and $369,000 of corporate overhead costs allocated to home improvement operations for the three months ended March 31, 2006 and 2005, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations – Detailed Review

For the three months ended March 31, 2006, revenues from our consumer finance segment increased 9.2% to $1,644,000, as compared to $1,505,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended March 31,
	2006	2005
Interest income	$1,605	$1,452
Other revenues and fees	39	53

Total revenues and fees	$1,644	$1,505

The revenue increase reflected growth in our RIO portfolio resulting from a reduction in the number of early payoffs of RIOs and increased purchases of RIOs during the period. During 2005 we experienced a significant number of rapid and early payoffs of RIO’s due to the refinancing environment. Although we continued to receive a number of early payoffs in the first quarter of 2006, the volume of early payoffs declined sharply.

Finance receivables held for investment consisted of the following:

	March 31, 2006	December 31, 2005
Principal balance:
Secured	$31,857,051	$31,117,508
Unsecured	13,390,743	13,344,631

Total principal balance	45,247,794	44,462,139
Net premium (discount)	(443,151)	(421,428)
Deferred origination costs, net of amortization	32,724	36,957
Allowance for losses on finance receivables	(542,245)	(626,245)

Carrying value of finance receivables	$44,295,122	$43,451,423

Number of loans	7,183	7,040

Allowance as a percentage of gross finance receivables	1.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$335,400	$451,646

% delinquent	0.7%	1.0%

RIOs on non-accrual status	$335,400	$454,822

% on non-accrual status	0.7%	1.0%

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$626,245	$559,822
Provision for losses	178,385	236,660
Charge-offs, net of recoveries	(262,385)	(240,498)

Balance at end of period	$542,245	$555,984

During 2005 and the first quarter of 2006, we experienced increased loan losses which management attributes to an increase of consumer bankruptcy filings precipitated by revisions to the Federal Bankruptcy Code that became effective in October 2005. Management believes that the heightened impact of the revision to the Bankruptcy Code has declined and consequently a decline in the loan loss rate is expected in future periods.

At March 31, 2006 and December 31, 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2006	December 31, 2005
Due in one year or less	$10,465,291	$10,428,933
Due after one year through five years	24,483,927	23,999,024
Due after five years	10,298,576	10,034,182

Total	$45,247,794	$44,462,139

We utilize a $3.0 million revolving line of credit and a $50 million credit facility to purchase RIO’s. At March 31, 2006 and December 31, 2005, we had approximately $43,232,000 and $40,455,000 outstanding under these lines of credit, respectively. Interest expense incurred on financing the purchase of RIOs was

$691,000 for the three months ended March 31, 2006, as compared to $523,000 in the prior year period. The weighted average interest rate paid under both our credit lines in the three months ended March 31, 2006 was 6.3% as compared to 5.1% in the three months ended March 31, 2005. The weighted average interest rate earned on the portfolio was 13.9% for the three months ended March 31, 2006 as compared to 14.1% for the three months ended March 31, 2005. At March 31, 2006, interest rates on our RIO portfolio ranged from 6.0% to 16.5%.

General and administrative expenses were approximately $847,000, or 51.5% of finance segment revenues for the three months ended March 31, 2006, as compared with $929,000, or 61.7% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $114,000 and $148,000 in the three months ended March 31, 2006 and 2005, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 51% and 50% of general and administrative expenses for the three months ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At March 31, 2006, we had approximately $3,278,000 in cash and cash equivalents, excluding restricted cash of $3,777,000.

Cash utilized for operations was $1,085,000 for the three months ended March 31, 2006, as compared to $84,000 in the prior year period. We utilized approximately $212,000 in cash for capital expenditures (consisting primarily of computers, furniture and fixtures, and various office equipment) in the first quarter 2006.

At March 31, 2006 and December 31, 2005, we had the following amounts outstanding under our credit and debt agreements:

	March 31, 2006	December 31, 2005
DZ Credit Facility	$40,994,000	$38,021,000
Frost Loan Agreement:
Borrowing base line of credit	1,393,354	2,310,339
$3 million RIO revolving line of credit	2,237,914	2,433,848
Term loans	1,426,042	274,479
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,845,735	1,870,181
Other	148,231	189,443

	$48,045,276	$45,099,290

In February 2003, we entered into a credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or “Agent”) to fund the purchase of RIOs in our finance business. The credit facility is a five-year program in which Autobahn funds loans made to us through the issuance of commercial paper.

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. Effective January 20, 2006, FCC amended the DZ Bank credit facility. The credit facility, as amended, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions. Subject to the credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At March 31, 2006, the maximum advance under the credit facility was approximately $37,507,000 based on eligible RIOs of $41,674,000. At March 31, 2006, the balance of the credit facility was $40,994,000. The $680,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

The credit facility requires that if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At March 31, 2006 the excess spread was 7.1%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2006.

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

On May 30, 2003, we entered into a loan agreement with Frost National Bank. Effective February 10, 2006, the Company amended and restated its loan agreement with the Frost Bank to provide a $3 million revolving line, a $4 million borrowing base line of credit, an $875,000 line of credit to be used for the purchase of equipment, and a new term loan in the amount of $1,200,000. The terms and outstanding balance of the original $775,000 term loan were unchanged.

The Frost revolving line allows borrowings up to $3 million for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our DZ Bank credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At March 31, 2006, we had outstanding borrowings of approximately $2,238,000 under the Frost revolving line.

We generally hold RIOs until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our DZ Bank credit facility to refinance and pay down the Frost revolving line.

The Frost line of credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At March 31, 2006, we had outstanding borrowings of $1,393,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $2,607,000. The Frost line of credit matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. The Frost line of credit is secured by substantially all of our assets.

Simultaneous with amending the Frost loan agreement, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding borrowing base line of credit. Interest only on the term note is payable monthly at London Interbank Offered Rate, or LIBOR, plus 2.6% until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At March 31, 2006, the Company had outstanding borrowings of $1,200,000 under the term loan.

The Frost $775,000 term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At March 31, 2006, the outstanding balance of the Frost term loan was approximately $226,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We are in compliance with all restrictive covenants at March 31, 2006.

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

We believe we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund our business strategy, including the expansion of our operations under our agreements with The Home Depot for the next 12-18 months. However, we may have additional opportunities to grow our relationship with The Home Depot which may require us to seek additional capital.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consists of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At March 31, 2006, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 14.0% and an average remaining term of approximately 105 months.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks from changes in short-term interest rates since a substantial amount of our debt contains interest rates which vary with interest rate changes the prime rate or LIBOR. Based on our current aggregate variable debt level a one percent increase in our variable interest rate would have an approximate $290,000 impact on our interest expense.

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the DZ Bank credit facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At March 31, 2006, the excess spread was 7.1%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at March 31, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 11, 2006 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Escrow Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Shareholders of Deck America, Inc., and Corporate Stock Transfer

10.2(d)	Noncompetition Agreement effective as of November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., and Shareholders of Deck America, Inc.

10.3(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.4(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.5(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.6(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.7(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.8(e)	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

IOE - 1

Exhibit Number	Description of Exhibit
10.9(e)	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.10(e)	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.11(e)	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.12(e)	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.13(f)	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.14(f)	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15(f)	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.16(f)	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.17(f)	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.18(g)	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.19(g)	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.20(g)	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.21(g)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.22(g)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.23(h)	Pilot Program Agreement among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc. dated as of August 18, 2003

10.24(h)	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.25(h)	SF&I Program Installer Agreement between The Home Depot U.S.A., Inc. d/b/a The Home Depot and Deck America, Inc. dated as of October 30, 2002, to sell, furnish and install pre-engineered Designer Deck systems to customers of designated The Home Depot stores for initial period of one year

10.26(h)	First Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc. dated as of August 5, 2003

IOE - 2

Exhibit Number	Description of Exhibit
10.27(h)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.28(h)	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.29(h)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.30(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.31(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.32(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.33(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.34(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.35(i)	Amended and Restated 2000 Stock Compensation Plan

+10.36(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.37(j)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.38(j)	Program Agreement between Home Depot USA, Inc., U.S. Home Systems, Inc. and U.S. Remodelers dated February 24, 2004 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request)

10.39(k)	Amendment to Pilot Program Agreement (Bath) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.40(k)	Amendment to Pilot Program Agreement (Kitchen Refacing) among The Home Depot U.S.A., Inc., U.S. Home Systems, Inc. and U.S. Remodelers, Inc., dated as of May 3, 2004.

10.41(k)	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.42(k)	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.43(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.44(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.45(l)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.46(m)	Second Amendment to SF&I Program Installer Agreement by and between The Home Depot U.S.A., Inc. and USA Deck, Inc., dated as of October 5, 2004

10.47(m)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.48(m)	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.49(n)	Non-Employee Director Compensation Plan

+10.50(n)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.51(n)	Form of Restricted Stock Agreement for Employees

IOE - 3

Exhibit Number	Description of Exhibit
10.52(o)	Fifth Amendment Agreement, dated as of January 20, 2006, to the Receivables Loan and Security Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc. (“FCC”) as Servicer, Autobahn Funding Company LLC, as Lender, DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent, U.S. Bank, National Association and Compu-Link Corporation. Certain schedules and exhibits have been omitted.

10.53(o)	First Amendment Agreement, dated as of January 20, 2006, to the Purchase and Contribution Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, and First Consumer Credit, Inc. (“FCC”).

10.54(o)	First Amendment Agreement, dated as of January 20, 2006, to the Fee Letter, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc., as Servicer, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent.

10.55(p)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.56(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.57(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.58(p)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.59(p)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.60(p)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.61(p)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.62(p)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.63(p)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.64(p)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.65(p)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.66(p)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

21.1(q)	Subsidiaries of the Company

IOE - 4

Exhibit Number	Description of Exhibit
31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 25, 2006, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(q)	Previously filed on an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE - 5