Form 10-Q
period 2006-06-30
US HOME SYSTEMS INC
filed 2006-08-10
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 2, 2006, there were 8,217,302 shares of the registrant’s common stock, $0.001 par value, outstanding.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$2,253,878	$4,417,381
Restricted cash	665,534	1,824,012
Accounts receivable, net	6,913,358	3,910,307
Income tax receivable	717,571	717,571
Commission advances	1,338,602	505,796
Inventories	4,467,560	3,306,947
Prepaid expenses	2,143,945	1,123,005
Deferred income taxes	821,262	830,890
Finance receivables held for investment, net	45,822,742	43,451,423
Property, plant, and equipment, net	5,818,899	6,044,291
Goodwill	7,357,284	7,357,284
Other assets	775,440	868,602

Total assets	$79,096,075	$74,357,509

Liabilities and Stockholders’ Equity
Accounts payable	$4,387,977	$2,858,185
Customer deposits	167,904	1,240,190
Accrued wages, commissions, and bonuses	1,325,326	1,005,720
Federal and state taxes payable	643,091	397,873
Other accrued liabilities	1,188,144	1,130,186
Deferred income taxes	1,240,634	1,240,634
Debt	47,866,072	45,099,290
Capital lease obligations	36,866	336,017

Total liabilities	$56,856,014	$53,308,095

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 8,149,815 and 7,976,286 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	8,150	7,976
Additional capital	18,468,217	17,887,394
Unearned compensation	—	(213,224)
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	4,038,644	3,642,218

Total stockholders’ equity	22,240,061	21,049,414

Total liabilities and stockholders’ equity	$79,096,075	$74,357,509

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended June 30,
	2006	2005
Revenues:
Remodeling contracts	$32,292,825	$24,815,360
Interest income	1,670,838	1,501,203
Other	44,444	51,968

Total revenues	$34,008,107	$26,368,531

Costs and expenses:
Cost of remodeling contracts	$15,292,832	$12,152,511
Branch operations	1,859,972	1,333,446
Sales, marketing and license fees	10,973,488	8,752,858
Interest expense on financing of loan portfolios	742,794	581,513
Provision for loan losses	221,185	179,704
General and administrative	2,933,516	2,721,493
Restructuring charges	—	1,321,006

Income (loss) from operations	$1,984,320	$(674,000)

Interest expense	140,706	127,220
Other income, net	66,633	63,840

Income (loss) from continuing operations before income taxes	1,910,247	(737,380)
Income tax expense (benefit)	778,212	(288,715)

Income (loss) from continuing operations	$1,132,035	$(448,665)

Discontinued operations:
Income on discontinued operations	$—	$19,270
Tax expense	—	6,812

Income from discontinued operations	—	12,458

Net income (loss)	$1,132,035	$(436,207)

Net income (loss) per common share – basic and diluted:

Continuing operations	$0.14	$(0.06)
Discontinued operations	—	—

Net income (loss) per common share	$0.14	$(0.06)

Weighted average common shares outstanding

Basic	8,128,180	7,890,769

Diluted	8,288,586	7,890,769

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Six months ended June 30,
	2006	2005
Revenues:
Remodeling contracts	$53,469,887	$44,421,680
Interest income	3,276,198	2,953,297
Other	82,987	122,031

Total revenues	$56,829,072	$47,497,008

Costs and expenses:
Cost of remodeling contracts	$26,152,309	$22,655,369
Branch operations	3,583,999	2,548,485
Sales, marketing and license fees	18,807,953	16,131,892
Interest expense on financing of loan portfolios	1,433,468	1,104,804
Provision for loan losses	399,570	416,364
General and administrative	5,614,465	5,888,286
Restructuring charges	—	1,321,006

Income (loss) from operations	$837,308	$(2,569,198)

Interest expense	262,372	229,060
Other income, net	143,576	110,193

Income (loss) from continuing operations before income taxes	718,512	(2,688,065)
Income tax expense (benefit)	322,086	(1,006,928)

Income (loss) from continuing operations	$396,426	$(1,681,137)

Discontinued operations:
Income on discontinued operations	$—	$47,400
Tax expense	—	18,486

Income from discontinued operations	—	28,914

Net income (loss)	$396,426	$(1,652,223)

Net income (loss) per common share – basic and diluted:

Continuing operations	$0.05	$(0.21)
Discontinued operations	—	—

Net income (loss) per common share	$0.05	$(0.21)

Weighted average common shares outstanding

Basic	8,042,973	7,890,262

Diluted	8,251,261	7,890,262

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
Operating Activities
Net income (loss)	$396,426	$(1,652,223)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	657,515	955,418
Net provision for loan losses and bad debts	470,450	511,599
Write-down of long-lived assets	—	1,128,969
Deferred income taxes	(43,685)	—
Stock based compensation	216,615	63,170
Income tax benefit from stock option exercises	(140,999)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,073,931)	(1,282,683)
Inventories	(1,160,613)	(79,702)
Commission advances and prepaid expenses	(1,853,746)	(126,542)
Accounts payable and customer deposits	457,506	1,334,374
Other, net	788,550	(981,568)

Net cash used in operating activities	(3,285,912)	(129,188)

Investing Activities
Purchases of property, plant, and equipment	(439,836)	(422,157)
Proceeds from sale of assets	4,550	87,770
Purchase of finance receivables	(15,848,821)	(13,714,251)
Customer payments on finance receivables	13,199,442	12,664,658
Other	—	56,338

Net cash used in investing activities	(3,084,665)	(1,327,642)

Financing Activities
Proceeds from lines of credit and long-term borrowings	28,641,282	12,403,939
Principal payments on lines of credit, long-term debt, and capital leases	(26,173,651)	(11,456,048)
Change in restricted cash	1,158,478	(811,266)
Income tax benefit from stock option exercises	140,999	—
Proceeds from issuance of common stock	439,966	—

Net cash provided by financing activities	4,207,074	136,625

Net decrease in cash and cash equivalents	(2,163,503)	(1,320,205)
Cash and cash equivalents at beginning of period	4,417,381	3,441,804

Cash and cash equivalents at end of period	$2,253,878	$2,121,599

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2006

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes is critical and requires the use of complex judgment in their application. Except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) 123 (revised), Shared-Based Payment, discussed below, there have been no material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them during the three and six months ended June 30, 2006.

Stock Compensation

On January 1, 2006, we adopted SFAS 123 (revised), Share-Based Payment (“SFAS 123(R)”). This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), we are required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of income for the three and six months ended June 30, 2006 was approximately $129,000 and $217,000, respectively. In accordance with the modified prospective method, financial results for prior periods have not been restated.

As a result of the adoption of Statement 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Income from continuing operations before income taxes	$83,000	$106,000
Income from continuing operations	83,000	106,000
Net income	83,000	106,000
Basic and diluted net earnings per common share	0.01	0.01

Prior to the adoption of Statement 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123 (R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2006, $141,000 of such excess tax benefits was classified as financing cash flows.

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

Had compensation expense for our stock-based awards been recognized as prescribed by SFAS 123, our net loss and loss per share for the three and six months ended June 30, 2005, would have been as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Pro forma:
Net loss as reported	$(436,207)	$(1,652,223)
Restricted stock compensation expense included in income, net of tax	17,043	35,485
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(33,356)	(91,034)

Pro forma net loss	$(452,250)	$(1,707,772)

Loss per common share – as reported – basic and diluted	$(0.06)	$(0.21)

Loss per common share – pro forma – basic and diluted	$(0.06)	$(0.22)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. We will be required to apply the provisions of FIN 48 beginning January 1, 2007. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

3. Information About Segments

Prior to January 1, 2006, the Company had three operating segments: Interior Products, Exterior Products and Consumer Finance. In the interior products segment, the principal product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In the exterior products segment, the product line included wood decks and related accessories. On January 1, 2006, as part of a restructuring of the deck operations, the business and operations of the interior and exterior product segments were consolidated through the merger of the Company’s USA Deck, Inc. subsidiary with and into the Company’s U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. As of January 1, 2006, all of the Company’s home improvement products are being offered through the U.S. Remodelers subsidiary. The consolidation of sales, marketing, management and similar functions makes it impractical to continue evaluating these companies as separate operations. Accordingly, the Company’s reporting segments for the three and six months ended June 30, 2006 consist of two operating segments, the home improvement segment (including the former Interior Product and Exterior Product segments) and the consumer financing segment. The segment data for the three and six months ended June 30, 2005 has been restated to conform to the current presentation.

The Company’s home improvement operations are engaged, in the design, manufacturing, sales, and installation of custom quality specialty home improvement products. The Company’s primary product lines include replacement kitchen cabinetry and kitchen cabinet refacing products utilized in kitchen remodeling, bathroom refacing and related products utilized in bathroom remodeling, and wood decks and related accessories. The Company manufactures certain of its own cabinet refacing and bathroom cabinetry and wood deck products.

The Company’s home improvement products are marketed directly to consumers through a variety of media sources under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks”. Prior to April 1, 2006 the Company’s products were also marketed under the brands “Century 21 Home Improvements,” “Century 21 Cabinet Refacing,” and the Company’s own “Facelifters” brand.

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

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases Retail Installment Obligations (“RIOs”) from remodeling contractors, including RIOs originated by the Company’s home improvement operations. During the six months ended June 30, 2006 and 2005, FCC originated approximately $1,448,000 and $2,540,000 of RIOs from the Company’s home improvement operations, respectively.

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Home Improvement	$462	$664	$896	$1,297
Consumer Finance	60	75	174	223

	$522	$739	$1,070	$1,520

The following presents certain financial information of the Company’s segments for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Home Improvement	$32,293	$24,818	$53,470	$44,442
Consumer Finance	1,715	1,551	3,359	3,055

Consolidated Total	$34,008	$26,369	$56,829	$47,497

Income (loss) from continuing operations:
Home Improvement:	$1,195	$(395)	$520	$(1,506)
Consumer Finance	(63)	(53)	(124)	(175)

Consolidated Total	$1,132	$(448)	$396	$(1,681)

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Home improvement product lines:
Kitchen refacing	$21,711	$17,078	$36,755	$31,316
Bathroom refacing	2,859	3,209	5,997	5,959
Wood decks	7,710	4,384	10,656	6,862
Other revenues	13	147	62	305

Total Home Improvement revenues	$32,293	$24,818	$53,470	$44,442

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

The percentage of home improvement revenues attributable to each of the Company’s major brands is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
The Home Depot	94%	69%	87%	65%
Century 21 Home Improvements	2	16	5	19
Company Brands(1)	4	15	8	16

Total	100%	100%	100%	100%

(1)	Includes our Facelifters brand.

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income	$1,671	$1,501	$3,276	$2,953
Other revenues and fees	44	50	83	102

Total revenues and fees	$1,715	$1,551	$3,359	$3,055

4. Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Raw materials	$2,160,180	$2,079,111
Work-in-progress	2,307,380	1,227,836

	$4,467,560	$3,306,947

5. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	June 30, 2006	December 31, 2005
Principal balance:
Secured	$32,504,044	$31,117,508
Unsecured	14,282,624	13,344,631

Total principal balance	46,786,668	44,462,139
Net premium (discount)	(421,954)	(421,428)
Deferred origination costs, net of amortization	27,296	36,957
Allowance for losses on finance receivables	(569,268)	(626,245)

Carrying value of finance receivables	$45,822,742	$43,451,423

Number of loans	7,325	7,040

Allowance as a percentage of gross finance receivables	1.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$369,476	$451,646

% delinquent	0.8%	1.0%

RIOs on non-accrual status	$369,476	$454,822

% on non-accrual status	0.8%	1.0%

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Finance Receivables Held For Investment (Continued)

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$542,245	$555,984	$626,245	$559,822
Provision for losses	221,185	179,704	399,570	416,364
Charge-offs, net of recoveries	(194,162)	(174,378)	(456,547)	(414,876)

Balance at end of period	$569,268	$561,310	$569,268	$561,310

At June 30, 2006 and December 31, 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	June 30, 2006	December 31, 2005
Due in one year or less	$10,600,457	$10,428,933
Due after one year through five years	25,140,440	23,999,024
Due after five years	11,045,771	10,034,182

Total	$46,786,668	$44,462,139

The Company utilizes credit lines to purchase RIO’s (see Note 6). At June 30, 2006, the Company had approximately $41,373,000 outstanding under these lines of credit. During the three and six months ended June 30, 2006, the weighted average interest rate paid under these lines was 6.7% and 6.5%, respectively, and the weighted average interest rate earned on the portfolio was 14.0%. At June 30, 2006, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 13.9%.

In connection with RIOs originated by the Company, the Company incurs administrative costs and expenses. These costs are capitalized and amortized to reduce interest income over the term of the respective RIO using the effective interest method. Deferred origination costs were $27,296 at June 30, 2006.

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2006	December 31, 2005
DZ Credit Facility	$39,811,000	$38,021,000

Frost Loan Agreement:
Borrowing base line of credit	2,393,354	2,310,339
$3 million RIO revolving line of credit	1,562,328	2,433,848
Term loans	1,377,604	274,479
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,820,844	1,870,181
Other	900,942	189,443

	$47,866,072	$45,099,290

DZ Credit Facility

On February 11, 2003, FCC entered into a credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or the “Agent”). FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $44,000 and $40,000 for the three months ended June 30, 2006 and 2005 and $88,000 and $80,000 for the six months ended June 30, 2006 and 2005. At June 30, 2006 and December 31, 2005, the Company had outstanding borrowings of $39,811,000 and $38,021,000 under the Credit Facility, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

Effective January 20, 2006, FCC amended the Credit Facility. The Credit Facility, as amended, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions. Subject to the credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At June 30, 2006, the maximum advance under the Credit Facility was approximately $39,345,000 based on eligible RIO’s of $43,717,000. The $466,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down the line of credit to an amount by which the outstanding borrowings do not exceed the maximum advance rate of eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor.

Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus a fee ranging from 1% to 2% depending on the credit scores of the eligible RIOs (6.4% at June 30, 2006), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At June 30, 2006 the excess spread was 6.5%.

The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature. The Company was in compliance with the covenants at June 30, 2006. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC.

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

Simultaneous with amending the Frost loan agreement, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6% (7.6% at June 30, 2006) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At June 30, 2006, the Company had outstanding borrowings of $1,200,000 under the term loan.

The revolving line, as amended, allows borrowings up to $3 million for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company currently holds RIOs under the Frost revolving line until the first required payment is made by the customer, typically within 30 days, and then sells the RIO portfolios to our subsidiary, FCCA, utilizing our Credit Facility with DZ Bank to refinance and pay down the Frost revolving line. FCC is required to pay down the Frost revolving line if FCC sells any of the RIOs pledged as security under the revolving line, including RIOs refinanced under the Credit Facility with DZ Bank, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at LIBOR plus 2.6% (7.6% at June 30, 2006). The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. At June 30, 2006 and December 31, 2005, the Company had outstanding borrowings of $1,562,238 and $2,433,848 under the Revolving Line, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

The Frost Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2006 the Company had outstanding borrowings of $2,393,000 under the Frost Borrowing Base Line of Credit, with an additional borrowing capacity of approximately $1,607,000 under the Frost Borrowing Base Line of Credit. The Borrowing Base Line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (7.6% at June 30, 2006).

The Frost $775,000 term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. At June 30, 2006 and December 31, 2005, the outstanding balance of the Term Loan was $177,604 and $274,479, respectively.

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

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at June 30, 2006.

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

Other

In April of 2006, the Company entered into an agreement to finance $1.3 million in costs related to the Company’s insurance policies. Interest on the loan is 5.5%, and the loan is payable in monthly principal and interest payments of $112,415 through January 2007. At June 30, 2006, the amount outstanding was $769,300.

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $2,619 through February 2009. At June 30, 2006 and December 31, 2005, the aggregate amount outstanding was $131,642 and $189,443, respectively.

7. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended June 30, 2006 and 2005, of approximately $26,000 and $51,000, respectively and $55,000 and $88,000 for the six months ended June 30, 2006 and 2005, respectively.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. (See also Note 11.)

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9. License Fees

Prior to April 1, 2006 the Company conducted a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “Century 21™ Cabinet Refacing” and “Century 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were approximately $18,000 and $119,000 for the three months ended June 30, 2006 and 2005, respectively, and $88,000 and $254,000 for the six months ended June 30, 2006 and 2005, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

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

In connection with this plan, during the second quarter of 2005 the Company recorded a restructuring charge of $1,321,000. The restructuring charge included approximately $1,129,000 for the impairment of certain manufacturing equipment, employee severance of $100,000 and $77,000 for lease commitment costs associated with the reduction of its installation vehicle fleet. There is no remaining restructuring accrual as of June 30, 2006.

11. Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with Renewal by Andersen (“RbA”) to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” In November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. At June 30, 2006, the Company had no remaining obligations to RbA except for a period of two years from the completion date of an RbA product installation for a customer, the Company will perform (or have others perform) any service necessary to fulfill its installation warranty for its customers.

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

Under the Company’s 2000 Stock Compensation Plan (the “Plan”), the maximum number of shares of common stock to which options may be granted is 3,000,000 shares without limitation, provided that the number of shares in respect of which options may be granted to any one person under the Plan is 300,000 shares during any single calendar year. The Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. At June 30, 2006, options to purchase 813,201 shares of common stock were available for grant under the Plan.

During the six months ended June 30, 2006, the Company granted to certain officers 53,001 options to purchase shares of common stock of the Company. There were no stock options granted in the six months ended June 30, 2005.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

12. Stock Options (Continued)

We used the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

Valuation Assumptions	Six months ended June 30, 2006
Expected Life (years)	3
Interest Rate	5%
Volatility	35%
Dividend Yield	—

The expected life of stock options is based on observed historical exercise patterns. The Company now estimates stock option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. The expected volatility is management’s estimate based on historical volatility of the Company’s stock price. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is based on the projected annual dividend payment per share.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2005	650,979	$4.86
Granted	53,001	8.49
Exercised	(274,001)	3.90
Forfeited	(15,283)	5.44

Outstanding at June 30, 2006	414,696	$5.93	5.80	$1,545

Exercisable at June 30, 2006	315,268	$5.47	5.72	$1,326

Net cash proceeds from the exercise of stock options during the three and six months ended June 30, 2006 were approximately $152,000 and $348,000, respectively. The associated income tax benefit from stock options exercised during the three and six months ended June 30, 2006 was $61,000 and $141,000, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $780,000 and $1,300,000, respectively. There were no options exercised during the three and six months ended June 30, 2005.

As of June 30, 2006, there was $127,000 of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 0.5 years.

13. Restricted Stock Plan

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. Pursuant to the Restricted Stock Plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. Our Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant awards up to a maximum of 500,000 shares of common stock. At June 30, 2006, 416,248 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of our common stock under the Restricted Stock Plan. These shares are issued without restriction and are fully vested upon issuance. In addition, the Company issues shares of restricted stock to certain management and

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

13. Restricted Stock Plan (Continued)

employees. These awards vest based upon the passage of time, generally over 3-4 years. The associated expense is recognized ratably over the vesting period.

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	45,542	$5.85
Granted	27,318	9.41
Vested	(17,485)	6.38
Forfeited	(509)	6.14

Nonvested at June 30, 2006	54,866	$7.45

As of June 30, 2006, there was $353,000 of unrecognized compensation cost related to nonvested restricted shares granted under the 2004 Restricted Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.29 years. The total fair value of restricted stock vested during the three months ended June 30, 2006 and 2005 was $11,000 and during the six months ended June 30, 2006 and 2005 was $104,000 and $63,000, respectively.

14. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss):
Net income (loss) from continuing operations	$1,132,035	$(448,665)	$396,426	$(1,681,137)
Net income from discontinued operations	—	12,458	—	28,914

Net income (loss)	1,132,035	(436,207)	396,426	(1,652,223)

Weighted average shares outstanding – basic	8,128,180	7,890,769	8,042,973	7,890,262
Effect of dilutive securities	160,406	—	208,288	—

Weighted average shares outstanding – diluted	8,288,586	7,890,769	8,251,261	7,890,262

Net income (loss) per share – basic and diluted:
Continuing operations	0.14	(0.06)	0.05	(0.21)
Discontinued operations	—	—	—	—

Net income (loss) per share – basic and diluted	$0.14	$(0.06)	$0.05	$(0.21)

For the three and six months ended June 30, 2006 and 2005, there were approximately 76,500 and 693,000 stock options, respectively, that were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2006 included herein, and our audited financial statements for years ended December 31, 2005, 2004 and 2003, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our principal product lines include kitchen and bathroom cabinet refacing products, wood decks and related accessories. Our home improvement products are marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.” Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts, home shows and in-store displays at selected The Home Depot stores.

We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. In our home improvement operations, at June 30, 2006, we operated 38 sales and installation centers in 23 states serving 31 major U.S. remodeling markets. We maintain a marketing center in Boca Raton, Florida.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreement with The Home Depot. In connection with this agreement, in the first quarter 2006 we opened three kitchen refacing sales and installation centers in Florida to serve the Tampa, Orlando, Jacksonville, Ft. Lauderdale and Ft. Meyers markets, and we opened a center in Hartford, Connecticut to service the greater Connecticut marketplace. In addition, we converted our Long Island, New York center, where we previously marketed our kitchen refacing products under the Century 21 Home Improvements brand, to service The Home Depot customers in the greater New York metropolitan area. We also commenced offering wood decks in the New York and northern New Jersey markets through our existing centers.

During the second quarter 2006 we continued our expansion program and opened a kitchen refacing and deck center in Atlanta, Georgia, and a kitchen and bath refacing center in Charlotte, North Carolina. In addition, we converted our existing centers in New Jersey, Pennsylvania, Maryland, Virginia, Washington, D.C., Massachusetts, New Hampshire and Illinois, where we had marketed our kitchen and bath refacing products under brands other than The Home Depot, to service The Home Depot customers in these respective markets. In July 2006 we opened a kitchen and bath center in Raleigh Durham, North Carolina.

Currently, all of our home improvement operations are aligned to serve The Home Depot customers. We plan to complete the current expansion program in the first quarter 2007 with the opening of new kitchen and bath centers in Buffalo and Rochester, New York, Louisville, Kentucky and Indianapolis, Indiana (in the aggregate 102 The Home Depot stores).

At June 30, 2006, our kitchen products were available to The Home Depot customers in approximately 1,290 stores (of which 583 also offered our bath products) as compared to 535 stores at June 30, 2005 (all of which offered bath products). Our wood deck products were being offered in approximately 525 stores at June 30, 2006 as compared to 400 stores at June 30, 2005.

Prior to January 1, 2006, our home improvement operations included two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our principal product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In our exterior products segment, our product line included wood decks and related accessories. On January 1, 2006, as part of our restructuring of our deck operations, we consolidated the business and operations of our interior and exterior product segments through the merger of our USA Deck, Inc. subsidiary with and into our U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. As of January 1, 2006 all of our home improvement products are being offered through our U.S. Remodelers subsidiary. Accordingly, we have eliminated the separate segment reporting of the interior and exterior products and combined them into one home improvement reporting segment. The segment data for the three and six months ended June 30, 2005 has been restated to conform to the current presentation.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by our own home improvement operations. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months.

Results of Operations

Results of operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

	(In thousands) Three months ended June 30,
	2006			2005
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Revenues	$32,293	$1,715	$34,008	$24,818	$1,551	$26,369
Costs and expenses:
Costs of remodeling contracts	15,293	—	15,293	12,153	-	12,153
Branch operations	1,860	—	1,860	1,333	-	1,333
Sales, marketing and license fees	10,973	—	10,973	8,753	-	8,753
Interest expense on financing of loan portfolios	—	743	743	-	582	582
Provision for loan losses	—	221	221	-	180	180
Restructuring charges	—	—	—	1,321	-	1,321
General and administrative	2,110	824	2,934	1,888	833	2,721

Operating income (loss)	2,057	(73)	1,984	(630)	(44)	(674)
Interest expense	112	29	141	98	29	127
Other income	67	—	67	64	-	64

Income (loss) before income taxes	2,012	(102)	1,910	(664)	(73)	(737)
Income tax (benefit)	817	(39)	778	(269)	(20)	(289)

Income (loss) from continuing operations	$1,195	$(63)	$1,132	$(395)	$(53)	$(448)

Income from discontinued operations	—	—	—	12	-	12

Net income (loss)	$1,195	$(63)	$1,132	$(383)	$(53)	$(436)

Management’s Summary of Results of Operations.

Consolidated revenues increased 29.0% to $34,008,000 in the three months ended June 30, 2006, as compared to $26,369,000 in the three months ended June 30, 2005. Consolidated net income was $1,132,000, or $0.14 per share in the three months ended June 30, 2006, as compared to a net loss of $436,000, or $0.06 per share, for the three months ended June 30, 2005. The net loss in the second quarter 2005 included a pre-tax restructuring charge of $1,321,000 related to our reorganization of our deck product operations. Excluding the restructuring charge, net income from continuing operations in the second quarter 2005 was approximately $365,000.

Home Improvement – Revenues in the home improvement segment increased 30.1% to $32,293,000 in the second quarter 2006 from $24,818,000 in the second quarter 2005. Management attributes the increase in revenues principally to the growth of our operations under our program with The Home Depot and to realized operating improvements resulting from our restructuring and consolidation program, including increased new sales orders and number of units installed.

In January 2006 we consolidated the operations of our kitchen and deck product businesses. As part of that consolidation we realigned our sales and installation management structure and integrated all management functions under our more experienced U.S. Remodelers management personnel. Additionally, beginning in the first quarter 2006 and continuing through the current period, we implemented an extensive sales associate recruiting and training program in order to support our expansion program with The Home Depot and to increase our sales in the existing markets we serve. We believe these actions have significantly contributed to a 55.4% increase in new sales orders to $45,879,000 from $29,530,000 in the second quarter last year. New orders for kitchen products increased approximately 64.5% and new orders for deck products increased 72.9% in the second quarter 2006 as compared to the same period last year. New orders in markets which were opened prior to 2005 increased approximately 36.4% to $38,028,000 in the second quarter 2006 as compared to the same period last year, and increased 85.6% in the current quarter to 3,065,000 as compared to the same quarter last year in markets opened during 2005.

Also during the current period we increased the number of direct labor manufacturing personnel in each of our kitchen and deck manufacturing facilities, and we continued to add installation staffing in our centers. As a result of the increased production output and higher installation staffing we achieved a 15% reduction in installation cycle time and the number of jobs installed in the current quarter increased 24% as compared to the same period last year. Revenues in markets which were opened prior to 2005 increased approximately 15.8% to $27,567,000 in the second quarter 2006 as compared to the same period last year. Revenues from markets opened during 2005 increased 146.7% to approximately $2,474,000 in the second quarter 2006.

Operating income was $2,057,000, or 6.4% of revenues in the three months ended June 30, 2006 as compared to $691,000 (excluding the restructuring charge), or 2.8% of revenues, in the same period last year. Higher revenues combined with realized benefits from restructuring and consolidating our kitchen and deck business units contributed to improved gross profit and operating margins.

Consumer Finance – Revenues from our consumer finance segment were $1,715,000 in the second quarter 2006, as compared with $1,551,000 in the prior year quarter. The increase in revenue is due to higher interest earnings resulting from the increase in our RIO portfolio. The principal balance of the RIO portfolio increased approximately $1,539,000 to $46,787,000 during the second quarter 2006 principally due to increased purchases of RIOs.

Net loss for the finance segment was $63,000 in the second quarter 2006 as compared with $53,000 for the same prior year period. The increased loss is principally due to higher interest costs on funds utilized to finance the RIO portfolio.

Home Improvement Operations – Detailed Review

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended June 30,		Increase (decrease)
	2006	2005	$	%
Home improvement product lines:
Kitchen refacing	$21,711	$17,078	$4,633	27.1%
Bathroom refacing	2,859	3,209	(350)	(10.9)
Wood decks	7,710	4,384	3,326	75.9
Other revenues	13	147	(134)	(91.2)

Total Home Improvement revenues	$32,293	$24,818	$7,475	30.1%

The increase in revenues reflects the growth of our operations under our program with The Home Depot, an increase in new sales orders, and increased manufacturing and installation staffing which resulted in an increase in the number of units installed. The decline in bath product revenues is principally due to the decline in the number of markets which we now offer this product. Upon our converting certain of our centers to the Home Depot brand, we ceased offering bath products in some of these markets. We anticipate that we will offer our bath products in the new Home Depot markets we plan to open in the first quarter 2007.

New orders increased 55.4% to $45,879,000 from $29,530,000 in the second quarter last year as follows (in thousands):

	Three months ended June 30,		Increase (decrease)
	2006	2005
Kitchen refacing	$27,048	$16,441	$10,607
Bathroom refacing	3,044	3,856	(812)
Decks	15,783	9,129	6,654
Other	4	104	(100)

Total Home Improvement	$45,879	$29,530	$16,349

Revenues and new orders distributed by the age of the market served are as follows (in thousands):

	Revenues in the three months ended June 30,		New orders in the three months ended June 30,
	2006	2005	2006	2005
Markets opened prior to 2005	$27,567	$23,815	$38,028	$27,879
Markets opened in 2005	2,474	1,003	3,065	1,651
Markets opened in 2006	2,252	—	4,786	—

Total Home Improvement	$32,293	$24,818	$45,879	$29,530

Our backlog of uncompleted sales orders is as follows (in thousands):

	As of June 30,	As of December 31,
	2006	2005
Kitchen refacing	$16,528	$7,352
Bath refacing	1,828	1,844
Decks	11,773	1,826
Other	—	35

Total Home Improvements	$30,129	$11,057

Gross profit for home improvement operations was $17,000,000 or 52.6% of home improvement revenues for the three months ended June 30, 2006, as compared with $12,665,000, or 51.0% of home improvement revenues in the prior year period. Higher revenues combined with realized benefits from consolidating our kitchen and deck business units, including the consolidation of our deck manufacturing operations, our programs increasing the utilization of subcontractors to complete deck installations and reduce our fleet of deck installation vehicles, all contributed to improved gross profit margins.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,860,000 as compared to $1,333,000 for the three months ended June 30, 2006 and 2005, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $6,171,000, or 19.1% of home improvement revenues in the three months ended June 30, 2006, as compared to $5,205,000, or 21.0% of home improvement revenues for the three months ended June 30, 2005. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising, field marketing personnel costs including salaries and travel expenses, and costs related to maintaining our marketing center, including salaries, rent, communication expenses and other facility costs. The increase in marketing expenditures as compared to the prior year quarter is principally due to increased marketing fees paid to The Home Depot resulting from higher revenues associated with our The Home Depot programs.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $4,784,000, or 14.8% of home improvement revenues for the three months ended June 30, 2006, as compared to $3,429,000, or 13.8% of home improvement revenues in the prior year period. The increase in sales expenses is principally due to increased sales commissions on higher revenues and higher sales commission rates, increased costs for recruiting, training and equipping a larger sales force, and increased sales management costs principally related to the expansion of our programs with The Home Depot.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $18,000 for the three months ended June 30, 2006, as compared to $119,000 in the prior year period.

General and administrative expenses for home improvement operations were $2,110,000, or 6.5% of home improvement revenues for the three months ended June 30, 2006, as compared to $1,888,000, or 7.6% of home improvement revenues in the prior year period. General and administrative expenses include approximately $462,000 and $664,000 of corporate overhead costs allocated to home improvement operations for the three months ended June 30, 2006 and 2005, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations – Detailed Review

Revenues from our consumer finance segment increased 10.6% to $1,715,000 in the three months ended June 30, 2006 as compared to $1,551,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended June 30,
	2006	2005
Interest income	$1,671	$1,501
Other revenues and fees	44	50

Total revenues and fees	$1,715	$1,551

The increase in revenue is due to higher interest earnings resulting from the increase in our RIO portfolio. The principal balance of the RIO portfolio increased approximately $1,539,000 during the current period principally due to increased purchases of RIOs. In the second quarter 2005 our RIO portfolio increased approximately $504,000 to $41,728,000. We purchased approximately $8,511,000 of RIOs in the three months ended June 30, 2006 as compared to $7,186,000 in the same period last year.

Finance receivables held for investment consisted of the following:

	June 30, 2006	December 31, 2005
Principal balance:
Secured	$32,504,044	$31,117,508
Unsecured	14,282,624	13,344,631

Total principal balance	46,786,668	44,462,139
Net premium (discount)	(421,954)	(421,428)
Deferred origination costs, net of amortization	27,296	36,957
Allowance for losses on finance receivables	(569,268)	(626,245)

Carrying value of finance receivables	$45,822,742	$43,451,423

Number of loans	7,325	7,040

Allowance as a percentage of gross finance receivables	1.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$369,476	$451,646

% delinquent	0.8%	1.0%

RIOs on non-accrual status	$369,476	$454,822

% on non-accrual status	0.8%	1.0%

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,
	2006	2005
Balance at beginning of period	$542,245	$555,984
Provision for losses	221,185	179,704
Charge-offs, net of recoveries	(194,162)	(174,378)

Balance at end of period	$569,268	$561,310

At June 30, 2006 and December 31, 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	June 30, 2006	December 31, 2005
Due in one year or less	$10,600,457	$10,428,933
Due after one year through five years	25,140,440	23,999,024
Due after five years	11,045,771	10,034,182

Total	$46,786,668	$44,462,139

We utilize a $3.0 million revolving line of credit and a $50 million credit facility to purchase RIO’s. At June 30, 2006 and December 31, 2005, we had approximately $41,373,000 and $40,455,000 outstanding under these lines of credit, respectively. Interest expense incurred on financing the purchase of RIOs was $743,000 for the three months ended June 30, 2006, as compared to $582,000 in the prior year period. The weighted average interest rate paid under both our credit lines in the three months ended June 30, 2006 was 6.7% as compared to 5.5% in the three months ended June 30, 2005. The weighted average interest rate earned on the portfolio was 14.0% for the three months ended June 30, 2006 as compared to 14.1% for the three months ended June 30, 2005. At June 30, 2006, interest rates on our RIO portfolio ranged from 6.0% to 16.5%.

General and administrative expenses were approximately $824,000 for the three months ended June 30, 2006 as compared with $833,000 in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $60,000 and $75,000 in the three months ended June 30, 2006 and 2005, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 54% of general and administrative expenses for the three months ended June 30, 2006 and 2005.

Results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

	(In thousands) Six months ended June 30,
	2006			2005
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Revenues	$53,470	$3,359	$56,829	$44,442	$3,055	$47,497
Costs and expenses:
Costs of remodeling contracts	26,152	—	26,152	22,655	—	22,655
Branch operations	3,584	—	3,584	2,549	—	2,549
Sales, marketing and license fees	18,808	—	18,808	16,132	—	16,132
Interest expense on financing of loan portfolios	—	1,433	1,433	—	1,105	1,105
Provision for loan losses	—	400	400	—	416	416
Restructuring charges	—	—	—	1,321	—	1,321
General and administrative	3,945	1,670	5,615	4,126	1,762	5,888

Operating income (loss)	981	(144)	837	(2,341)	(228)	(2,569)
Interest expense	204	58	262	171	58	229
Other income	143	—	143	110	—	110

Income (loss) before income taxes	920	(202)	718	(2,402)	(286)	(2,688)
Income tax (benefit)	400	(78)	322	(896)	(111)	(1,007)

Income (loss) from continuing operations	$520	$(124)	$396	$(1,506)	$(175)	$(1,681)

Income from discontinued operations	—	—	—	29	—	29

Net income (loss)	$520	$(124)	$396	$(1,477)	$(175)	$(1,652)

Management’s Summary of Results of Operations.

Consolidated revenues increased 19.6% to $56,829,000 in the six months ended June 30, 2006, as compared to $47,497,000 in the six months ended June 30, 2005. Consolidated net income was $396,000, or $0.05 per share in the six months ended June 30, 2006, as compared to a net loss of $1,652,000, or $0.21 per share, for the six months ended June 30, 2005.

Home Improvement –Revenues in our home improvement segment increased 20.3% to $53,470,000 in the six months ended June 30, 2006 from $44,442,000 in the six months ended June 30, 2005. The increase in revenues is principally due to the growth of our operations under our program with The Home Depot and an increase of new sales orders. New sales orders for home improvement products were $72,543,000 in the first half of 2006, an increase of 39.5% from $52,006,000 in the same period last year

Net income in the home improvement segment was $520,000 for the six months ended June 30, 2006 as compared with a net loss of $1,477,000 for the six months ended June 30, 2005. During 2005 we implemented a number of actions to reorganize our deck operations and reduce operating expenses. These actions included work force reductions, outsourcing certain labor and manufacturing operations, re-assignment of certain personnel, selling price adjustments, and consolidation of certain operations. On January 1, 2006, we consolidated the business and operations of our kitchen and deck businesses. As part of that consolidation we realigned our sales and installation management structure and integrated all management functions under our more experienced U.S. Remodelers management personnel. During the first quarter 2006 we completed the incorporation of the administrative functions of USA Deck with our U.S. Remodelers operations.

Management believes that these actions resulted in improved operating results, including higher revenues and reduced operating costs in manufacturing and product installation. We intend to further consolidate and leverage our kitchen products infrastructure and facilities to include our deck product through the remainder of 2006.

Consumer Finance –Revenues from our consumer finance segment were $3,359,000 in the first half of 2006, as compared with $3,055,000 in the prior year period. The revenue increase reflected growth in our RIO portfolio resulting from increased purchases of RIOs during the period. The principal balance of the RIO portfolio increased approximately $2,325,000 to $46,787,000 during the six month period ended June 30, 2006. In the six months ended June 30, 2005 our RIO portfolio increased approximately $742,000 to $41,728,000. We purchased approximately $15,849,000 of RIOs in the six months ended June 30, 2006 as compared to $13,714,000 in the same period last year.

Net loss for the finance segment was $124,000 in the first half of 2006 as compared with $175,000 for the same prior year period. The reduced net loss reflects higher revenues combined with reduced loan losses and general and administrative expenses, offset by higher interest expenses resulting principally from increased interest rates.

Home Improvement Operations – Detailed Review

Revenues in our home improvement segment increased 20.3% to $53,470,000 in the six months ended June 30, 2006 from $44,442,000 in the six months ended June 30, 2005.

Revenues attributable to each of our product lines are as follows (in thousands):

	Six months ended June 30,		Increase (decrease)
	2006	2005	$	%
Home improvement product lines:
Kitchen refacing	$36,755	$31,316	$5,439	17.4%
Bathroom refacing	5,997	5,959	38	0.6
Wood decks	10,656	6,862	3,794	55.3
Other revenues	62	305	(243)	(79.7)

Total Home Improvement revenues	$53,470	$44,442	$9,028	20.3%

New sales orders for home improvement products were $72,543,000 in the six months ended June 30, 2006, an increase of 39.5% from $52,006,000 in the six months ended June 30, 2005. The increase in new sales orders as compared with the prior year quarter is due to the growth of our program with The Home Depot coupled with improved sales performance.

New Sales Orders	Six months ended June 30,		Increase (decrease)
	2006	2005
Kitchen refacing	$45,932	$31,791	$14,141
Bathroom refacing	5,981	6,676	(695)
Decks	20,603	13,323	7,280
Other	27	216	(189)

Total Home Improvement	$72,543	$52,006	$20,537

Revenues in markets which were opened prior to 2005 increased approximately 7.5% to $46,677,000 in the six months ended June 30, 2006, while new orders in these same markets increased 24.7% to $61,832,000. Revenues from markets opened during 2005 increased 335% to approximately $4,498,000 and new orders in these markets increased 111% to $5,145,000, respectively.

Revenues and new orders distributed by the age of the market served are as follows (in thousands):

	Revenues in the six months ended June 30,		New orders in the six months ended June 30,
	2006	2005	2006	2005
Markets opened prior to 2005	$46,677	$43,407	$61,832	$49,565
Markets opened in 2005	4,498	1,035	5,145	2,441
Markets opened in 2006	2,295	—	5,566	—

Total Home Improvement	$53,470	$44,442	$72,543	$52,006

Gross profit for home improvement operations was $27,318,000 or 51.1% of home improvement revenues for the six months ended June 30, 2006 as compared with $21,787,000, or 49.0% of home improvement revenues in the prior year period. The increase in gross profit as a percentage of revenues is largely due to reduced operating costs and improved operating efficiencies resulting from the restructuring of our deck operations.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $3,584,000, as compared to $2,549,000 for the six months ended June 30, 2006 and 2005, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $10,693,000, or 20.0% of home improvement revenues in the six months ended June 30, 2006, as compared to $9,614,000, or 21.6% of home improvement revenues for the six months ended June 30, 2005. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, advertising, field marketing personnel costs including salaries and travel expenses, and costs related to maintaining our marketing center, including salaries, rent, communication expenses and other facility costs. The increase in marketing expenditures as compared to the prior year quarter is principally due to increased marketing fees resulting from higher revenues associated with our The Home Depot programs.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $8,027,000, or 15.0% of home improvement revenues for the six months ended June 30, 2006, as compared to $6,263,000, or 14.1% of home improvement revenues in the prior year period. The increase in sales expenses is principally due to increased sales commissions on higher revenues and higher sales commission rates, increased costs for recruiting, training and equipping a larger sales force, and increased sales management costs principally related to the expansion of our programs with The Home Depot.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $88,000 for the six months ended June 30, 2006, as compared to $254,000 in the prior year period.

General and administrative expenses for home improvement operations were $3,945,000, or 7.4% of home improvement revenues for the six months ended June 30, 2006, as compared to $4,126,000, or 9.3% of home improvement revenues in the prior year period. General and administrative expenses include approximately $896,000 and $1,297,000 of corporate overhead costs allocated to home improvement operations for the six months ended June 30, 2006 and 2005, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

On January 1, 2006, we adopted SFAS 123 (revised), Share-Based Payment (“SFAS 123(R)”). This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), we are required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

During the six months ended June 30, 2006, we recorded approximately $106,000 in stock compensation expense associated with incentive stock options. Because we do not receive a tax deduction for this expense, we have not recorded any related tax benefit in our financial statements. Consequently, our effective tax rate for the six months ended June 30, 2006 is higher than the same period last year. In 2005, we accounted for stock based compensation under APB Opinion 25 which did not require us to recognize this expense in our financial statements.

Consumer Finance Operations – Detailed Review

For the six months ended June 30, 2006, revenues from our consumer finance segment increased 10.0% to $3,359,000, as compared to $3,055,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Six months ended June 30,
	2006	2005
Interest income	$3,276	$2,953
Other revenues and fees	83	102

Total revenues and fees	$3,359	$3,055

Changes in the allowance for loan losses were as follows:

	Six months ended June 30,
	2006	2005
Balance at beginning of period	$626,245	$559,822
Provision for losses	399,570	416,364
Charge-offs, net of recoveries	(456,547)	(414,876)

Balance at end of period	$569,268	$561,310

During 2005 and the first half of 2006, we experienced increased loan losses which management attributes principally to an increase of consumer bankruptcy filings precipitated by revisions to the Federal Bankruptcy Code that became effective in October 2005. Management believes that the heightened impact of the revision to the Bankruptcy Code has declined and consequently a decline in the loan loss rate is expected in future periods.

Interest expense incurred on financing the purchase of RIOs was $1,433,000 for the six months ended June 30, 2006, as compared to $1,105,000 in the prior year period. The weighted average interest rate paid under both our credit lines in the six months ended June 30, 2006 was 6.5% as compared to 5.3% in the six months ended June 30, 2005. The weighted average interest rate earned on the portfolio was 14.0% for the six months ended June 30, 2006 as compared to 14.1% for the six months ended June 30, 2005. At June 30, 2006, interest rates on our RIO portfolio ranged from 6.0% to 16.5%.

General and administrative expenses were approximately $1,670,000, or 49.7% of finance segment revenues for the six months ended June 30, 2006, as compared with $1,762,000, or 57.7% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $174,000 and $223,000 in the six months ended June 30, 2006 and 2005, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 52% of general and administrative expenses for the six months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At June 30, 2006, we had approximately $2,254,000 in cash and cash equivalents, excluding restricted cash of $666,000.

Cash utilized for operations was $3,286,000 for the six months ended June 30, 2006, as compared to $129,000 in the prior year period. During the current period we financed the annual premium on certain insurance policies in the amount of $1,300,000. This amount is reflected in our statement of cash flows as a borrowing (financing) source, and, as a result of the increase in the related prepaid asset, as a cash usage from operations. We utilized approximately $440,000 in cash for capital expenditures (consisting primarily of computers, furniture and fixtures, and various office equipment) in the six months ended June 30, 2006.

At June 30, 2006 and December 31, 2005, we had the following amounts outstanding under our credit and debt agreements:

	June 30, 2006	December 31, 2005
DZ Credit Facility	$39,811,000	$38,021,000

Frost Loan Agreement:
Borrowing base line of credit	2,393,354	2,310,339
$3 million RIO revolving line of credit	1,562,328	2,433,848
Term loans	1,377,604	274,479
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,820,844	1,870,181
Other	900,942	189,443

	$47,866,072	$45,099,290

In February 2003, we entered into a credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or “Agent”) to fund the purchase of RIOs in our finance business. The credit facility is a five-year program in which Autobahn funds loans made to us through the issuance of commercial paper.

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. Effective January 20, 2006, FCC amended the DZ Bank credit facility. The credit facility, as amended, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions. Subject to the credit limit, the maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At June 30, 2006, the maximum advance under the credit facility was approximately $39,345,000 based on eligible RIOs of $43,717,000. At June 30, 2006, the balance of the credit facility was $39,811,000. The $466,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the facility. If an RIO ceases to be an eligible RIO, First Consumer Credit Acceptance, Inc., or FCCA, a wholly-owned subsidiary of FCC, is required to pay down the line of credit in an amount by which the outstanding borrowings do not exceed the maximum advance rate applied to the outstanding balance of the eligible RIOs.

The credit facility requires that if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by us and (1) certain fees associated with the program and (2) the interest rate charged to us under the facility. At June 30, 2006 the excess spread was 6.5%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2006.

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

The Frost revolving line allows borrowings up to $3 million for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our DZ Bank credit facility, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At June 30, 2006, we had outstanding borrowings of approximately $1,562,000 under the Frost revolving line.

We generally hold RIOs until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our DZ Bank credit facility to refinance and pay down the Frost revolving line.

The Frost line of credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At June 30, 2006, we had outstanding borrowings of $2,393,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,607,000. The Frost line of credit matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. The Frost line of credit is secured by substantially all of our assets.

Simultaneous with amending the Frost loan agreement, we exercised our option to purchase our kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against our outstanding borrowing base line of credit. Interest only on the term note is payable monthly at London Interbank Offered Rate, or LIBOR, plus 2.6% until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At June 30, 2006, we had outstanding borrowings of $1,200,000 under the term loan.

The Frost $775,000 term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At June 30, 2006, the outstanding balance of the Frost term loan was approximately $178,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We are in compliance with all restrictive covenants at June 30, 2006.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consists of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At June 30, 2006, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 13.9% and an average remaining term of approximately 107 months.

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

Goodwill

We test goodwill for impairment at least annually. The impairment tests are based on the measurement of fair value. Significant judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. If we were to determine that an impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value. If, for example, our projection of future operating results were to deteriorate due to a material decline in revenues resulting from a loss of one of our strategic partners, such projections could materially impact the associated units’ fair value and require us to write down goodwill.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks from changes in short-term interest rates since a substantial amount of our debt contains interest rates which vary with interest rate changes the prime rate or LIBOR. Based on our current aggregate variable debt level, a one percent increase in our variable interest rate would have an approximate $400,000 impact on our interest expense.

Our credit facility requires each advance under the facility to be an amount not less than $250,000 with interest payable at the current commercial paper rate plus 2.5%. Consequently, in the future, our exposure to these market risks will increase with the anticipated increase in the level of our variable rate debt. The RIOs underlying the DZ Bank credit facility contain fixed-rate interest terms. If the excess spread is less than a specified level, we are required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIO’s charged by us and (a) certain fees associated with the program and (b) the interest rate charged to us under the facility. At June 30, 2006, the excess spread was 6.5%. We have not been required to make a sinking fund deposit or purchase any interest rate hedge instrument at June 30, 2006.

ITEM 4. Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based in an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that as of June 30, 2006, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended June 30, 2006, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors.

There were no material changes during the quarter from the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The disclosure required by Item 4 has previously been reported by the Company on Form 8-K filed with the Commission on June 5, 2006, and which is incorporated herein by reference.

ITEM 6. Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 10, 2006 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.6(e)	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.7(e)	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.8(e)	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

IOE - 1

Exhibit Number	Description of Exhibit
10.9(e)	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.10(e)	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.11(f)	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.12(f)	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.13(f)	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.14(f)	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15(f)	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.16(g)	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.17(g)	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.18(g)	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.19(g)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.20(g)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.21(h)	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.22(h)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.23(h)	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.24(h)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.25(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.26(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.27(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.28(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.29(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.30(i)	Amended and Restated 2000 Stock Compensation Plan

IOE - 2

Exhibit Number	Description of Exhibit
+10.31(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.32(j)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.33(k)	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.34(k)	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.35(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.36(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.37(l)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.38(m)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.39(m)	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.40(n)	Non-Employee Director Compensation Plan

+10.41(n)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.42(n)	Form of Restricted Stock Agreement for Employees

10.43(o)	Fifth Amendment Agreement, dated as of January 20, 2006, to the Receivables Loan and Security Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc. (“FCC”) as Servicer, Autobahn Funding Company LLC, as Lender, DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent, U.S. Bank, National Association and Compu-Link Corporation. Certain schedules and exhibits have been omitted.

10.44(o)	First Amendment Agreement, dated as of January 20, 2006, to the Purchase and Contribution Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, and First Consumer Credit, Inc. (“FCC”).

10.45(o)	First Amendment Agreement, dated as of January 20, 2006, to the Fee Letter, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc., as Servicer, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent.

10.46(p)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.47(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.48(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.49(p)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.50(p)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

IOE - 3

Exhibit Number	Description of Exhibit
10.51(p)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.52(p)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.53(p)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.54(p)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.55(p)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.56(p)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.57(p)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.58*	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request.

+10.59(r)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

21.1(q)	Subsidiaries of the Company

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.

IOE - 4

(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 25, 2006, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.

IOE - 5