Form 10-Q
period 2006-09-30
US HOME SYSTEMS INC
filed 2006-11-13
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 8,250,347 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$6,638,203	$4,417,381
Restricted cash	677,799	1,824,012
Accounts receivable, net	6,710,571	3,910,307
Income tax receivable	101,000	717,571
Commission advances	1,025,166	505,796
Inventories	4,819,217	3,306,947
Prepaid expenses	1,618,278	1,123,005
Deferred income taxes	853,039	830,890
Finance receivables held for investment, net	49,184,439	43,451,423
Property, plant, and equipment, net	5,756,777	6,044,291
Goodwill	7,357,284	7,357,284
Other assets	718,139	868,602

Total assets	$85,459,912	$74,357,509

Liabilities and Stockholders’ Equity
Accounts payable	$3,908,638	$2,858,185
Customer deposits	70,051	1,240,190
Accrued wages, commissions, and bonuses	2,121,930	1,005,720
Federal and state taxes payable	2,047,323	397,873
Other accrued liabilities	1,169,015	1,130,186
Deferred income taxes	566,324	1,240,634
Debt	50,687,292	45,099,290
Capital lease obligations	18,433	336,017

Total liabilities	$60,589,006	$53,308,095

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 8,192,742 and 7,976,286 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	8,193	7,976
Additional capital	18,877,565	17,887,394
Unearned compensation	—	(213,224)
Note receivable for stock issued	(274,950)	(274,950)
Retained earnings	6,260,098	3,642,218

Total stockholders’ equity	24,870,906	21,049,414

Total liabilities and stockholders’ equity	$85,459,912	$74,357,509

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended September 30,
	2006	2005
Revenues:
Remodeling contracts	$36,316,620	$28,656,159
Interest income	1,747,829	1,529,004
Other	23,836	36,294

Total revenues	$38,088,285	$30,221,457

Costs and expenses:
Cost of remodeling contracts	$16,471,425	$14,349,464
Branch operations	1,875,680	1,387,376
Sales, marketing and license fees	11,524,909	9,110,687
Interest expense on financing of loan portfolios	817,655	649,103
Provision for loan losses	343,787	264,213
General and administrative	3,353,829	3,003,193

Income from operations	$3,701,000	$1,457,421

Interest expense	153,237	138,465
Other income, net	100,691	67,032

Income from continuing operations before income taxes	3,648,454	1,385,988
Income tax expense	1,427,000	523,391

Net income	$2,221,454	$862,597

Net income per common share – basic and diluted:	$0.27	$0.11

Weighted average common shares outstanding
Basic	8,172,607	7,921,071

Diluted	8,312,562	8,027,251

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Nine months ended September 30,
	2006	2005
Revenues:
Remodeling contracts	$89,786,507	$73,077,839
Interest income	5,024,027	4,482,301
Other	106,824	158,325

Total revenues	$94,917,358	$77,718,465

Costs and expenses:
Cost of remodeling contracts	$42,623,734	$37,004,833
Branch operations	5,459,678	3,935,860
Sales, marketing and license fees	30,332,863	25,242,579
Interest expense on financing of loan portfolios	2,251,122	1,753,907
Provision for loan losses	743,357	680,577
General and administrative	8,968,294	8,891,480
Restructuring charges	—	1,321,006

Income (loss) from operations	$4,538,310	$(1,111,777)

Interest expense	415,609	367,525
Other income, net	244,267	177,225

Income (loss) from continuing operations before income taxes	4,366,968	(1,302,077)
Income tax expense (benefit)	1,749,088	(483,536)

Income (loss) from continuing operations	$2,617,880	$(818,541)

Discontinued operations:
Income on discontinued operations	$—	$47,400
Tax expense	—	(18,486)

Income from discontinued operations	—	28,914

Net income (loss)	$2,617,880	$(789,627)

Net income (loss) per common share – basic and diluted:

Continuing operations	$0.32	$(0.10)
Discontinued operations	—	—

Net income (loss) per common share	$0.32	$(0.10)

Weighted average common shares outstanding
Basic	8,086,659	7,900,644

Diluted	8,275,188	7,900,644

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
Operating Activities
Net income (loss)	$2,617,880	(789,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	987,701	1,326,862
Net provision for loan losses and bad debts	834,345	785,812
Write-down of long-lived assets	—	1,129,768
Stock based compensation	343,407	88,162
Income tax benefit from stock option exercises and awards released	(272,064)	—
Gain on sale of assets	(12,274)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,891,252)	(2,193,856)
Inventories	(1,512,270)	158,403
Commission advances and prepaid expenses	(1,014,643)	(38,799)
Accounts payable and customer deposits	(119,686)	(313,390)
Accrued expenses	3,654,295	230,452
Other, net	(722,887)	432,971

Net cash provided by operating activities	1,892,552	816,758

Investing Activities
Purchases of property, plant, and equipment	(696,272)	(691,397)
Proceeds from sale of assets	18,843	146,693
Purchase of finance receivables	(26,024,836)	(21,303,924)
Customer payments on finance receivables	19,712,963	19,210,637
Other	—	52,970

Net cash used in investing activities	(6,989,302)	(2,585,021)

Financing Activities
Proceeds from lines of credit and long-term borrowings	28,857,816	19,707,716
Principal payments on lines of credit, long-term debt, and capital leases	(23,587,398)	(19,010,169)
Change in restricted cash	1,146,213	309,388
Income tax benefit from stock option exercises and awards released	272,064	—
Proceeds from issuance of common stock	628,877	153,529

Net cash provided by financing activities	7,317,572	1,160,464

Net decrease in cash and cash equivalents	2,220,822	(607,799)
Cash and cash equivalents at beginning of period	4,417,381	3,441,804

Cash and cash equivalents at end of period	$6,638,203	2,834,005

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2006

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the manufacture, design, sale and installation of custom quality specialty home improvement products, and providing consumer financing services to the home improvement and remodeling industry.

The accompanying interim consolidated financial statements of the Company and its subsidiaries as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes is critical and requires the use of complex judgment in their application. Except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) 123 (revised), Shared-Based Payment, discussed below, there have been no material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them since December 31, 2005.

Stock Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised), Share-Based Payment (“SFAS 123(R)”). This standard revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in the statement of operations for the three and nine months ended September 30, 2006 was approximately $127,000 and $343,000, respectively. In accordance with the modified prospective method, financial results for prior periods have not been restated.

As a result of the adoption of SFAS 123(R), the Company’s financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Income from continuing operations before income taxes	$77,000	$183,000
Income from continuing operations	$77,000	$183,000
Net income	$77,000	$183,000
Basic and diluted net earnings per common share	$0.01	$0.02

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123 (R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended September 30, 2006, $272,064 of such excess tax benefits was classified as financing cash flows.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Prior to January 1, 2006, the Company accounted for these plans under the intrinsic-value method described in APB Opinion 25, as permitted by SFAS 123. Under this method, no compensation cost for stock options was recognized for stock-option awards granted at or above fair-market value. Awards of restricted stock were valued at the market price of the Company’s common stock on the date of grant. The unearned compensation was amortized to general and administrative expense over the vesting period of the restricted stock.

Had compensation expense for stock-based awards been recognized as prescribed by SFAS 123, net income (loss) and income (loss) per share for the three and nine months ended September 30, 2005, would have been as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Pro forma:
Net income (loss) as reported	$862,597	$(789,627)
Restricted stock compensation expense included in income, net of tax	15,246	53,779
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(40,356)	(134,438)

Pro forma net income (loss)	$837,487	$(870,286)

Net income (loss) per common share – as reported – basic and diluted	$0.11	$(0.10)

Net income (loss) per common share – pro forma:
– basic	$0.11	$(0.11)

– diluted	$0.10	$(0.11)

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company is required to apply the provisions of FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipated that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. We currently use the roll-over method for quantifying identified financial statement misstatements.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will not be required to record an adjustment upon the application of SAB 108.

3. Information About Segments

Prior to January 1, 2006, the Company had three operating segments: Interior Products, Exterior Products and Consumer Finance. In the interior products segment, the principal product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In the exterior products segment, the product line included wood decks and related accessories. On January 1, 2006, as part of a restructuring of the deck operations, the business and operations of the interior and exterior product segments were consolidated through the merger of the Company’s USA Deck, Inc. subsidiary with and into the Company’s U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. As of January 1, 2006, all of the Company’s home improvement products are being offered through the U.S. Remodelers subsidiary. The consolidation of sales, marketing, management and similar functions makes it impractical to continue evaluating these companies as separate operations. Accordingly, the Company’s reporting segments for the three and nine months ended September 30, 2006 consist of two operating segments, the home improvement segment (including the former Interior Product and Exterior Product segments) and the consumer financing segment. The segment data for the three and nine months ended September 30, 2005 has been restated to conform to the current presentation.

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

The Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchases Retail Installment Obligations (“RIOs”) from remodeling contractors, including RIOs originated by the Company’s home improvement operations. During the nine months ended September 30, 2006 and 2005, FCC originated approximately $1,479,000 and $3,819,000 of RIOs from the Company’s home improvement operations, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Home Improvement	$448	$648	$1,344	$1,945
Consumer Finance	87	112	261	335

	$535	$760	$1,605	$2,280

The following presents certain financial information of the Company’s segments for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Home Improvement	$36,316	$28,657	$89,786	$73,099
Consumer Finance	1,772	1,564	5,131	4,620

Consolidated Total	$38,088	$30,221	$94,917	$77,719

Income (loss) from continuing operations:
Home Improvement	$2,389	$1,019	$2,909	$(488)
Consumer Finance	(167)	(156)	(291)	(331)

Consolidated Total	$2,222	$863	$2,618	$(819)

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Home improvement product lines:
Kitchen refacing	$22,823	$17,583	$59,578	$48,899
Bathroom refacing	2,655	3,504	8,651	9,463
Wood decks	10,838	7,449	21,495	14,311
Other revenues	—	121	62	426

Total Home Improvement revenues	$36,316	$28,657	$89,786	$73,099

The percentage of home improvement revenues attributable to each of the Company’s major brands is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
The Home Depot	99%	77%	92%	70%
Century 21 Home Improvements	—	13	3	17
Company Brands(1)	1	10	5	13

Total	100%	100%	100%	100%

(1)	Includes our Facelifters brand.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income	$1,748	$1,529	$5,024	$4,482
Other revenues and fees	24	35	107	138

Total revenues and fees	$1,772	$1,564	$5,131	$4,620

4. Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials	$2,445,958	$2,079,111
Work-in-progress	2,373,259	1,227,836

	$4,819,217	$3,306,947

5. Finance Receivables Held For Investment

Finance receivables held for investment consisted of the following:

	September 30, 2006	December 31, 2005
Principal balance:
Secured	$33,301,149	$31,117,508
Unsecured	16,893,969	13,344,631

Total principal balance	50,195,118	44,462,139
Net premium (discount)	(407,906)	(421,428)
Deferred origination costs, net of amortization	22,174	36,957
Allowance for losses on finance receivables	(624,947)	(626,245)

Carrying value of finance receivables	$49,184,439	$43,451,423

Number of loans	7,721	7,040

Allowance as a percentage of gross finance receivables	1.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$408,300	$451,646

% delinquent	0.8%	1.0%

RIOs on non-accrual status	$408,300	$454,822

% on non-accrual status	0.8%	1.0%

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$569,268	$561,310	$626,245	$559,822
Provision for losses	343,787	264,213	743,357	680,577
Charge-offs, net of recoveries	(288,108)	(245,974)	(744,655)	(660,850)

Balance at end of period	$624,947	$579,549	$624,947	$579,549

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Finance Receivables Held For Investment (Continued)

At September 30, 2006 and December 31, 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	September 30, 2006	December 31, 2005
Due in one year or less	$11,217,569	$10,428,933
Due after one year through five years	26,796,707	23,999,024
Due after five years	12,180,842	10,034,182

Total	$50,195,118	$44,462,139

The Company utilizes credit lines to purchase RIO’s (see Note 6). At September 30, 2006, the Company had approximately $44,616,000 outstanding under these lines of credit. During the three and nine months ended September 30, 2006, the weighted average interest rate paid under these lines was 6.9% and 6.6%, respectively, and the weighted average interest rate earned on the portfolio was 14.0%. At September 30, 2006, interest rates on finance receivables held for investment ranged from 6.0% to 16.5% with a weighted average interest rate of 13.9%. (See also Note 15.)

In connection with RIOs originated by the Company, the Company incurs administrative costs and expenses. These costs are capitalized and amortized to reduce interest income over the term of the respective RIO using the effective interest method. Deferred origination costs were approximately $22,000 at September 30, 2006.

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2006	December 31, 2005
DZ Credit Facility	$42,223,000	$38,021,000
Frost Loan Agreement:
Borrowing base line of credit	2,393,354	2,310,339
$3 million RIO revolving line of credit	2,391,863	2,433,848
Term loans	1,329,167	274,479
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,795,499	1,870,181
Other	554,409	189,443

	$50,687,292	$45,099,290

DZ Credit Facility

On February 11, 2003, FCC entered into a credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or the “Agent”). FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $44,000 and $40,000 for the three months ended September 30, 2006 and 2005 and $132,000 and $120,000 for the nine months ended September 30, 2006 and 2005. At September 30, 2006 and December 31, 2005, the Company had outstanding borrowings of $42,223,000 and $38,021,000 under the Credit Facility, respectively.

Effective January 20, 2006, FCC amended the Credit Facility. The Credit Facility, as amended, provides a borrowing base of $50 million which may be increased to $75 million under certain conditions. Subject to the credit limit, the maximum advance under the Credit Facility is 90% of the amount of eligible RIOs. At September 30, 2006, the maximum advance under the Credit Facility was approximately $41,765,000 based on eligible RIO’s of $46,405,000. The $548,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in the collection account that had not been applied as payment against the Credit Facility. In the event that a RIO ceases to be an eligible RIO, FCCA is required to pay down

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

the line of credit to an amount by which the outstanding borrowings do not exceed the maximum advance rate of eligible RIOs. A RIO becomes ineligible upon the occurrence of specified events identified in the Credit Facility that involve either delinquency, collectibility, certain over-concentrations or disputes between the borrower and the contractor.

Among other provisions, the Credit Facility provides that (i) each advance under the facility will be an amount not less than $250,000 and will be funded by the issuance of commercial paper at various terms with interest payable at the rate of the Agent’s then current commercial paper rate plus a fee ranging from 1% to 2% depending on the credit scores of the eligible RIOs (6.6% at September 30, 2006), and (ii) if the excess spread is less than 5%, FCCA is required to deposit funds into a sinking fund account, or purchase specified rate caps or other interest rate hedging instruments, to hedge to the extent possible the interest rate exposure of the lender. The excess spread represents the difference between the weighted average interest rate of all eligible RIOs charged by the Company and (a) certain fees associated with the program and (b) the interest rate charged to the Company under the facility. At September 30, 2006 the excess spread was 6.5%.

The Credit Facility contains various representations, warranties and covenants as is customary in a commercial transaction of this nature. The Company was in compliance with the covenants at September 30, 2006. The Company has guaranteed to FCCA, the lender and Agent, the performance by FCC of its obligations and duties under the Credit Facility in the event of fraud, intentional misrepresentation or intentional failure to act by FCC. (See also Note 15.)

Frost Loan Agreement

On May 30, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). Effective February 10, 2006, the Company amended and restated its Loan Agreement with the Frost Bank to provide a $3 million revolving line, a $4 million borrowing base line of credit,an $875,000 line of credit to be used for the purchase of equipment, and a new term loan in the amount of $1,200,000. The terms and outstanding balance of the original $775,000 term loan were unchanged. The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Simultaneous with amending the Frost loan agreement, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6% (8.0% at September 30, 2006) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At September 30, 2006, the Company had outstanding borrowings of $1,200,000 under the term loan.

The revolving line, as amended, allows borrowings up to $3 million for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Revolving Line is 90% of the outstanding principal balance of eligible RIOs. The Company currently holds RIOs under the Frost revolving line until the first required payment is made by the customer, typically within 30 days, and then sells the RIO portfolios to our subsidiary, FCCA, utilizing our Credit Facility with DZ Bank to refinance and pay down the Frost revolving line. FCC is required to pay down the Frost revolving line if FCC sells any of the RIOs pledged as security under the revolving line, including RIOs refinanced under the Credit Facility with DZ Bank, or if the borrowing base is less than the outstanding principal balance under the Frost revolving line. Interest on the Frost revolving line is payable monthly at LIBOR plus 2.6% (8.0% at September 30, 2006). The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. At September 30, 2006 and December 31, 2005, the Company had outstanding borrowings of approximately $2,392,000 and $2,434,000 under the Revolving Line, respectively. (See also Note 15.)

The Frost Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2006 the Company had outstanding borrowings of $2,393,000 under the Frost Borrowing Base Line of Credit, with an additional borrowing capacity of approximately $1,607,000 under the Frost Borrowing Base Line of Credit. The Borrowing Base Line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6% (8.0% at September 30, 2006).

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

The Frost $775,000 term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. At September 30, 2006 and December 31, 2005, the outstanding balance of the Term Loan was $129,000 and $274,000, respectively.

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

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at September 30, 2006.

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

Other

In April of 2006, the Company entered into an agreement to finance $1.3 million in costs related to the Company’s insurance policies. Interest on the loan is 5.5%, and the loan is payable in monthly principal and interest payments of $112,415 through January 2007. At September 30, 2006, the amount outstanding was $439,600.

The Company has other term loans in which the proceeds were utilized principally to purchase machinery and equipment. These loans are payable in monthly payments of principal and interest ranging from $367 to $2,619 through February 2009. At September 30, 2006 and December 31, 2005, the aggregate amount outstanding was approximately $115,000 and $189,000, respectively.

7. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended September 30, 2006 and 2005, of approximately $35,000 and $29,000, respectively and $90,000 and $117,000 for the nine months ended September 30, 2006 and 2005, respectively.

8. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. (See also Note 11.)

9. License Fees

Prior to April 1, 2006 the Company conducted a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “Century 21™ Cabinet Refacing” and “Century 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor). License fees were approximately $1,000 and $109,000 for the three months ended September 30, 2006 and 2005, respectively, and $89,000 and $363,000 for the nine months ended September 30, 2006 and 2005, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

10. Restructuring Charges (Continued)

In connection with this plan, during the second quarter of 2005 the Company recorded a restructuring charge of $1,321,000. The restructuring charge included approximately $1,129,000 for the impairment of certain manufacturing equipment, employee severance of $100,000 and $77,000 for lease commitment costs associated with the reduction of its installation vehicle fleet. There is no remaining restructuring accrual as of September 30, 2006.

11. Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with Renewal by Andersen (“RbA”) to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern California.” In November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. Except to perform warranty services for a period of two years from the completion date of an RbA product installation for a customer, at September 30, 2006, the Company had no remaining obligations to RbA.

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

Under the Company’s 2000 Stock Compensation Plan (the “Plan”), the maximum number of shares of common stock to which options may be granted is 3,000,000 shares without limitation, provided that the number of shares in respect of which options may be granted to any one person under the Plan is 300,000 shares during any single calendar year. The Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. At September 30, 2006, options to purchase 816,247 shares of common stock were available for grant under the Plan.

During the nine months ended September 30, 2006, the Company granted to certain officers options to purchase 53,001 shares of common stock of the Company. There were no stock options granted in the nine months ended September 30, 2005.

The Company utilizes the Black-Scholes pricing model to estimate the fair value of each option granted with the following weighted average assumptions:

Valuation Assumptions	Nine months ended September 30, 2006
Expected Life (years)	3
Interest Rate	5%
Volatility	35%
Dividend Yield	—

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

12. Stock Options (Continued)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2005	650,979	$4.86
Granted	53,001	8.49
Exercised	(316,928)	3.96
Forfeited	(18,329)	5.68

Outstanding at September 30, 2006	368,723	$6.10	5.56	$1,261

Exercisable at September 30, 2006	280,977	$5.67	5.57	$1,089

Net cash proceeds from the exercise of stock options during the three and nine months ended September 30, 2006 were approximately $188,000 and $536,000, respectively. The associated income tax benefit from stock options exercised during the three and nine months ended September 30, 2006 was $82,000 and $272,000, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $215,000 and $515,000, respectively. There were no options exercised during the three and nine months ended September 30, 2005.

As of September 30, 2006, there was $48,000 of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 0.3 years.

13. Restricted Stock Plan

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. Pursuant to the Restricted Stock Plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. Our Compensation Committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant awards up to a maximum of 500,000 shares of common stock. At September 30, 2006, 416,248 shares were available for issuance.

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

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	45,542	$5.85
Granted	27,318	9.41
Vested	(17,485)	6.38
Forfeited	(509)	6.14

Nonvested at September 30, 2006	54,866	$7.45

As of September 30, 2006, there was $304,000 of unrecognized compensation cost related to nonvested restricted shares granted under the 2004 Restricted Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.03 years. The total fair value of restricted stock vested during the three months ended September 30, 2005 was $8,000 and during the nine months ended September 30, 2006 and 2005 was $112,000 and $53,000, respectively. There were no shares of restricted stock vested in the three months ended September 30, 2006.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

14. Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss):
Net income (loss) from continuing operations	$2,221,454	$862,597	$2,617,880	$(818,541)
Net income from discontinued operations	—	—	—	28,914

Net income (loss)	2,221,454	862,597	2,617,880	(789,627)

Weighted average shares outstanding – basic	8,172,607	7,921,071	8,086,659	7,900,644
Effect of dilutive securities	139,955	106,180	188,529	—

Weighted average shares outstanding – diluted	8,312,562	8,027,251	8,275,188	7,900,644

Net income (loss) per share – basic and diluted:
Continuing operations	0.27	0.11	0.32	(0.10)
Discontinued operations	—	—	—	—

Net income (loss) per share – basic and diluted	$0.27	$0.11	$0.32	$(0.10)

Outstanding stock options to purchase 54,470 and 269,090 shares of the Company’s common stock for the three months ended September 20, 2006 and 2005, and 57,904 and 707,124 outstanding options for the nine months ended September 20, 2006 and 2005, respectively, were not included in the calculation of earnings per share because inclusion would have been anti-dilutive.

15. Subsequent Events

On November 2, 2006, the Company’s consumer finance business entered into a Purchase and Sale Agreement pursuant to which FCC sold a substantial portion of its RIOs which it held for investment. In connection with this sale, FCC terminated its existing credit facility agreement with DZ Bank, retired the related obligation, and paid a termination fee of approximately $280,000. FCC also paid the $3 million revolving line of credit.

Concurrent with the sale of the RIOs, FCC entered into a Sourcing and Servicing Agreement with FCC Investment Trust I (the “Trust”), an unaffiliated third party, whereby FCC will retain servicing of the RIOs sold in connection with the Purchase and Sale Agreement. Additionally, FCC will provide identification, credit analysis and other investment underwriting tasks and other related services to assist the Trust in purchasing RIOs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2006 included herein, and our audited financial statements for years ended December 31, 2005, 2004 and 2003, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. In our home improvement operations, at September 30, 2006, we operated 38 sales and installation centers in 23 states serving 32 major U.S. remodeling markets. We maintain a marketing center in Boca Raton, Florida.

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

Currently, all of our home improvement operations are aligned to serve The Home Depot customers. At September 30, 2006, our kitchen products were available to The Home Depot customers in approximately 1,290 stores (of which 583 also offered our bath products) as compared to 535 stores at September 30, 2005 (all of which offered bath products). Our wood deck products were being offered in approximately 525 stores at September 30, 2006 as compared to 400 stores at September 30, 2005. We are currently in the process of installing kitchen refacing displays in 33 The Home Depot – Expo stores in markets we currently serve. We expect to complete display installations in the first quarter of 2007. In addition, we are currently in discussions with The Home Depot to begin a pilot program in which we will offer countertop products in the Boston market. We expect to begin the pilot program in January 2007.

Prior to January 1, 2006, our home improvement operations included two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our principal product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In our exterior products segment, our product line included wood decks and related accessories. On January 1, 2006, as part of our restructuring of our deck operations, we consolidated the business and operations of our interior and exterior product segments through the merger of our USA Deck, Inc. subsidiary with and into our U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. As of January 1, 2006 all of our home improvement products are being offered through our U.S. Remodelers subsidiary. Accordingly, we have eliminated the separate segment reporting of the interior and exterior products and combined them into one home improvement reporting segment. The segment data for the three and nine months ended September 30, 2005 has been restated to conform to the current presentation.

Our consumer finance business purchases retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by our own home improvement operations. We do not purchase RIOs that have a principal balance of more than $50,000 or a term longer than 240 months.

Results of Operations

Results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

	(In thousands) Three months ended September 30,
	2006			2005
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Revenues	$36,316	$1,772	$38,088	$28,657	$1,564	$30,221
Costs and expenses:
Costs of remodeling contracts	16,471	—	16,471	14,349	—	14,349
Branch operations	1,876	—	1,876	1,387	—	1,387
Sales, marketing and license fees	11,525	—	11,525	9,111	—	9,111
Interest expense on financing of loan portfolios	—	818	818	—	649	649
Provision for loan losses	—	344	344	—	264	264
General and administrative	2,507	846	3,353	2,126	877	3,003

Operating income (loss)	3,937	(236)	3,701	1,684	(226)	1,458
Interest expense	122	31	153	109	30	139
Other income	101	—	101	67	—	67

Income (loss) before income taxes	3,916	(267)	3,649	1,642	(256)	1,386
Income tax (benefit)	1,527	(100)	1,427	623	(100)	523

Income (loss) from continuing operations	$2,389	$(167)	$2,222	$1,019	$(156)	$863

Net income (loss)	$2,389	$(167)	$2,222	$1,019	$(156)	$863

Management’s Summary of Results of Operations.

Consolidated revenues increased 26.0% to $38,088,000 in the three months ended September 30, 2006, as compared to $30,221,000 in the three months ended September 30, 2005. Consolidated net income was $2,222,000, or $0.27 per share in the three months ended September 30, 2006, as compared to net income of $863,000, or $0.11 per share, for the three months ended September 30, 2005.

Home Improvement – Revenues in the home improvement segment increased 26.7% to $36,316,000 in the third quarter 2006 from $28,657,000 in the third quarter 2005. Net income in the home improvement segment increased $1,370,000 from $1,019,000 in the third quarter last year to $2,389,000 in the third quarter 2006. The increase in revenues and net income is principally due to the growth of our operations under our program with The Home Depot and to realized operating improvements resulting from the restructuring and consolidation of our deck and kitchen businesses.

In May 2005 we initiated a number of actions to reorganize our deck operations and reduce operating expenses. These actions included work force reductions, outsourcing certain labor and manufacturing operations, re-assignment of certain personnel, selling price adjustments, and consolidation of certain operations. In January 2006, we consolidated the operations of our kitchen and deck product businesses. As part of that consolidation we realigned our sales and installation management structure and integrated all management functions under our more experienced U.S. Remodelers management personnel. Additionally, beginning in the first quarter 2006 and continuing through the current period, we implemented an extensive sales associate recruiting and training program in order to support our expansion program with The Home Depot and to increase our sales in the existing markets we serve. We believe these actions have significantly contributed to higher revenues, reduced operating costs and improved operating income.

Consumer Finance – Revenues from our consumer finance segment were $1,772,000 in the third quarter 2006, as compared with $1,564,000 in the prior year quarter. The increase in revenue is due to higher interest earnings resulting from the increase in our RIO portfolio. Net loss for the finance segment was $167,000 in the third quarter 2006 as compared with $156,000 for the same prior year period.

Despite the increase in our finance revenues and RIO portfolio, we continue to experience operating losses in this segment due to the volume of early payoffs, increased loan losses and higher interest expenses resulting from increased interest rates under our credit lines. Consequently on November 2, 2006, FCC entered into a purchase and sale agreement with an unaffiliated third party pursuant to which FCC sold a substantial portion of its RIO portfolio. After the sale, FCC had a remaining RIO portfolio of approximately $900,000, which were not eligible to be sold under the terms of the purchase and sale agreement. FCC will continue to service the remaining RIOs until they are sold or paid off.

Concurrent with the sale of the RIOs, FCC entered into a sourcing and servicing agreement with the purchaser whereby FCC will provide servicing services to the purchaser, including servicing of the RIOs sold pursuant to the purchase and sale agreement. Additionally, FCC will provide identification, credit analysis and other investment underwriting tasks to assist the purchaser in evaluating and purchasing RIOs.

The servicing and sourcing fees to be paid to FCC by the purchaser for performance of its sourcing and servicing duties and obligations under the sourcing agreement are substantially equivalent to the fees charged in the industry for providing comparable services with respect to purchased receivables with characteristics similar to the RIOs to be purchased by the purchaser under the sourcing agreement. Sourcing fees paid to FCC in any calendar year may not exceed FCC’s sourcing costs plus $100,000. There are no limitations to the amount of servicing fees that may be paid to FCC. In addition to the sourcing and servicing fees, and after the purchaser has received a specified return on its investment, FCC and the purchaser will share equally in any remaining earnings of each individual investment pool. The amount of these earnings is contingent upon pay off rates, loan losses, interest rates or other economic conditions.

In connection with these transactions, we terminated our existing credit facility with DZ Bank and we retired all credit line obligations related to RIOs, including the payment to DZ Bank of a $280,000 termination fee. We estimate that after expenses of the transactions and write down of certain assets, including unamortized credit facility expenses, this transaction will contribute approximately $700,000 of operating income in the fourth quarter 2006.

As a result of entering into the agreements with the purchaser, the business of FCC has changed from purchasing RIOs and holding them for investment to sourcing and servicing RIO portfolios for the purchaser. Although management believes that the transactions with the purchaser will improve the financial condition and results of operations of FCC in the long-term, management estimates that net income for the year ended December 31, 2007 in the finance segment will range from an insignificant operating loss to marginal profitability.

Home Improvement Operations – Detailed Review

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended September 30,		Increase (decrease)
	2006	2005	$	%
Home improvement product lines:
Kitchen refacing	$22,823	$17,583	$5,240	29.8
Bathroom refacing	2,655	3,504	(849)	(24.2)
Wood decks	10,838	7,449	3,389	45.5
Other revenues	—	121	(121)	(100.0)

Total Home Improvement revenues	$36,316	$28,657	$7,659	26.7

The increase in revenues principally reflects the growth of our operations under our program with The Home Depot, and an increase in new sales orders and number of jobs installed in markets opened prior to 2006. In the aggregate, the number of jobs installed increased 18.6% in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005,

The decline in bath product revenues is principally due to the decline in the number of markets which we now offer the product. Upon converting certain of our centers to The Home Depot brand, we ceased offering bath products in those markets.

New orders increased 21.7% to $29,871,000 from $24,539,000 in the third quarter last year as follows (in thousands):

	Three months ended September 30,		Increase (decrease)
	2006	2005	$	%
Kitchen refacing	$22,479	$17,237	$5,242	30.4
Bathroom refacing	2,574	3,890	(1,316)	(33.8)
Decks	4,818	3,333	1,485	44.6
Other revenues	—	79	(79)	(100.0)

Total Home Improvement	$29,871	$24,539	$5,332	21.7

Revenues and new orders distributed by the age of the market served are as follows (in thousands):

	Revenues in the three months ended September 30,		New orders in the three months ended September 30,
	2006	2005	2006	2005
Markets opened prior to 2005	$30,197	26,504	$23,021	$22,551
Markets opened in 2005	2,815	2,153	2,732	1,988
Markets opened in 2006	3,304	—	4,118	—

Total Home Improvement	$36,316	28,657	$29,871	$24,539

Our backlog of uncompleted sales orders is as follows (in thousands):

	As of September 30, 2006	As of December 31, 2005
Kitchen refacing	$16,184	$7,352
Bath refacing	1,747	1,844
Decks	5,753	1,826
Other	—	35

Total Home Improvements	$23,684	$11,057

Gross profit for home improvement operations was $19,845,000 or 54.6% of home improvement revenues for the three months ended September 30, 2006, as compared with $14,308,000, or 49.9% of home improvement revenues in the prior year period. Higher revenues combined with reduced material prices on lumber products and realized benefits from consolidating our kitchen and deck business units, including the consolidation of our deck manufacturing operations, increasing the utilization of subcontractors to complete deck installations and reducing of our fleet of deck installation vehicles, all contributed to improved gross profit margins.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,876,000 as compared to $1,387,000 for the three months ended September 30, 2006 and 2005, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $7,065,000, or 19.5% of home improvement revenues in the three months ended September 30, 2006, as compared to $5,551,000, or 19.4% of home improvement revenues for the three months ended September 30, 2005. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising, field marketing personnel costs, including salaries and travel expenses, and costs related to maintaining our marketing center, including salaries, rent, communication expenses and other facility costs. The increase in marketing expenditures as compared to the prior year quarter is principally due to increased marketing fees paid to The Home Depot resulting from higher revenues associated with our The Home Depot programs.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $4,459,000, or 12.3% of home improvement revenues for the three months ended September 30, 2006, as compared to $3,451,000, or 12.0% of home improvement revenues in the prior year period. The increase in sales expenses is principally due to increased sales commissions on higher revenues and higher sales commission rates, and increased sales management costs principally related to the expansion of our operations with The Home Depot.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $1,000 for the three months ended September 30, 2006, as compared to $109,000 in the prior year period.

General and administrative expenses for home improvement operations were $2,507,000, or 6.9% of home improvement revenues for the three months ended September 30, 2006, as compared to $2,126,000, or 7.4% of home improvement revenues in the prior year period. General and administrative expenses include approximately $448,000 and $648,000 of corporate overhead costs allocated to home improvement operations for the three months ended September 30, 2006 and 2005, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations – Detailed Review

Revenues from our consumer finance segment increased 13.3% to $1,772,000 in the three months ended September 30, 2006 as compared to $1,564,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Three months ended September 30,
	2006	2005
Interest income	$1,748	$1,529
Other revenues and fees	24	35

Total revenues and fees	$1,772	$1,564

The increase in revenue is due to higher interest earnings resulting from the increase in our RIO portfolio. The principal balance of the RIO portfolio increased approximately $7,566,000 at September 30, 2006 as compared to September 30, 2005 principally due to increased purchases of RIOs. We purchased approximately $10,176,000 of RIOs in the three months ended September 30, 2006 as compared to $7,590,000 in the same period last year.

Finance receivables held for investment consisted of the following:

	September 30, 2006	December 31, 2005
Principal balance:
Secured	$33,301,149	$31,117,508
Unsecured	16,893,969	13,344,631

Total principal balance	50,195,118	44,462,139
Net premium (discount)	(407,906)	(421,428)
Deferred origination costs, net of amortization	22,174	36,957
Allowance for losses on finance receivables	(624,947)	(626,245)

Carrying value of finance receivables	$49,184,439	$43,451,423

Number of loans	7,721	7,040

Allowance as a percentage of gross finance receivables	1.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$408,300	$451,646

% delinquent	0.8%	1.0%

RIOs on non-accrual status	$408,300	$454,822

% on non-accrual status	0.8%	1.0%

Changes in the allowance for loan losses were as follows:

	Three months ended September 30,
	2006	2005
Balance at beginning of period	$569,268	$561,310
Provision for losses	343,787	264,212
Charge-offs, net of recoveries	(288,108)	(245,973)

Balance at end of period	$624,947	$579,549

At September 30, 2006 and December 31, 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	September 30, 2006	December 31, 2005
Due in one year or less	$11,217,569	$10,428,933
Due after one year through five years	26,796,707	23,999,024
Due after five years	12,180,842	10,034,182

Total	$50,195,118	$44,462,139

We utilize a $3.0 million revolving line of credit and a $50 million credit facility to purchase RIO’s. At September 30, 2006 and December 31, 2005, we had approximately $44,615,000 and $40,455,000 outstanding under these lines of credit, respectively. Interest expense incurred on financing the purchase of RIOs was $818,000 for the three months ended September 30, 2006, as compared to $649,000 in the prior year period. The weighted average interest rate paid under both our credit lines in the three months ended June 30, 2006 was 6.9% as compared to 6.2% in the three months ended September 30, 2005. The weighted average interest rate earned on the portfolio was 14.0% for the three months ended September 30, 2006 as compared to 14.1% for the three months ended September 30, 2005. At September 30, 2006, interest rates on our RIO portfolio ranged from 6.0% to 16.5%.

General and administrative expenses were approximately $846,000 for the three months ended September 30, 2006 as compared with $877,000 in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $87,000 and $112,000 in the three months ended September 30, 2006 and 2005, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 50.5% and 53.1% of general and administrative expenses for the three months ended September 30, 2006 and 2005, respectively.

Results of operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

	(In thousands) Nine months ended September 30,
	2006			2005
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Revenues	$89,786	$5,131	$94,917	$73,099	$4,620	$77,719
Costs and expenses:
Costs of remodeling contracts	42,624	—	42,624	37,005	—	37,005
Branch operations	5,460	—	5,460	3,936	—	3,936
Sales, marketing and license fees	30,333	—	30,333	25,242	—	25,242
Interest expense on financing of loan portfolios		2,251	2,251	—	1,754	1,754
Provision for loan losses	—	743	743	—	681	681
Restructuring charges	—	—	—	1,321	—	1,321
General and administrative	6,451	2,517	8,968	6,252	2,639	8,891

Operating income (loss)	4,918	(380)	4,538	(657)	(454)	(1,111)
Interest expense	326	89	415	280	88	368
Other income	244	—	244	177	—	177

Income (loss) before income taxes	4,836	(469)	4,367	(760)	(542)	(1,302)
Income tax (benefit)	1,927	(178)	1,749	(272)	(211)	(483)

Income (loss) from continuing operations	$2,909	$(291)	$2,618	$(488)	$(331)	$(819)

Income from discontinued operations	—	—	—	29	—	29

Net income (loss)	$2,909	$(291)	$2,618	$(459)	$(331)	$(790)

Management’s Summary of Results of Operations.

Consolidated revenues increased 22.1% to $94,917,000 in the nine months ended September 30, 2006, as compared to $77,719,000 in the nine months ended September 30, 2005. Consolidated net income was $2,618,000, or $0.32 per share in the nine months ended September 30, 2006, as compared to a net loss of $790,000, or $0.10 per share, for the nine months ended September 30, 2005.

Home Improvement –Revenues in our home improvement segment increased 22.8% to $89,786,000 in the nine months ended September 30, 2006 from $73,099,000 in the nine months ended September 30, 2005. The increase in revenues is principally due to the growth of our operations under our program with The Home Depot and an increase in new sales orders and number of jobs installed in markets opened prior to 2006. New sales orders for home improvement products were $102,414,000 in the nine months ended September 30, of 2006, an increase of 33.8% from $76,545,000 in the same period last year. In the aggregate the number of jobs installed during the nine months ended September 30, 2006 increased 15.5% as compared to the same nine month period last year.

Net income in the home improvement segment was $2,909,000 for the nine months ended September 30, 2006 as compared with a net loss of $459,000 for the nine months ended September 30, 2005. Management believes the improved operating results are principally the result of the growth of operations under our program with The Home Depot and to realized operating improvements resulting from the restructuring and consolidation of our deck and kitchen businesses, including higher revenues and reduced operating costs.

Consumer Finance – Revenues in our consumer finance segment were $5,131,000 in the nine months ended September 30, 2006, as compared with $4,620,000 in the prior year period. The increase in revenues reflected growth in our RIO portfolio resulting from increased purchases of RIOs during the period. We purchased approximately $26,025,000 of RIOs in the nine months ended September 30, 2006 as compared to $21,304,000 in the same period last year.

Net loss for the finance segment was $291,000 in the nine months ended September 30, 2006 as compared with $331,000 for the same prior year period. The reduced net loss reflects higher revenues and general and administrative expenses, offset by higher interest expenses resulting from increased interest rates, and increased loan losses

Home Improvement Operations – Detailed Review

Revenues in our home improvement segment increased 22.8% to $89,786,000 in the nine months ended September 30, 2006 from $73,099,000 in the nine months ended September 30, 2005.

Revenues attributable to each of our product lines are as follows (in thousands):

	Nine months ended September 30,		Increase (decrease)
	2006	2005	$	%
Home improvement product lines:
Kitchen refacing	$59,578	$48,899	$10,679	21.8
Bathroom refacing	8,651	9,463	(812)	(8.6)
Wood decks	21,495	14,311	7,184	50.2
Other revenues	62	426	(364)	(85.4)

Total Home Improvement revenues	$89,786	$73,099	$16,687	22.8

New sales orders for home improvement products were $102,414,000 in the nine months ended September 30, 2006, an increase of 33.8% from $76,545,000 in the nine months ended September 30, 2005. The increase in new sales orders as compared with the prior year quarter is due to the growth of our program with The Home Depot coupled with improved sales performance.

New Sales Orders	Nine months ended September 30,		Increase (decrease)
	2006	2005	$	%
Kitchen refacing	$68,411	$49,028	$19,383	39.5
Bathroom refacing	8,555	10,566	(2,011)	(19.0)
Decks	25,421	16,657	8,764	52.6
Other revenues	27	294	(267)	(90.8)

Total Home Improvement	$102,414	$76,545	$25,869	33.8

Revenues and new orders distributed by the age of the market served are as follows (in thousands):

	Revenues in the nine months ended September 30,		New orders in the nine months ended September 30,
	2006	2005	2006	2005
Markets opened prior to 2005	$76,867	$73,358	$84,671	$72,117
Markets opened in 2005	7,320	3,187	7,963	4,428
Markets opened in 2006	5,599	—	9,780	—

Total Home Improvement	$89,786	$76,545	$102,414	$76,545

Gross profit for home improvement operations was $47,162,000 or 52.5% of home improvement revenues for the nine months ended September 30, 2006 as compared with $36,094,000, or 49.4% of home improvement revenues in the prior year period. The increase in gross profit as a percentage of revenues is due to reduced operating costs and improved operating efficiencies resulting from the restructuring of our deck operations, and reduced material prices on lumber products.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $5,460,000, as compared to $3,936,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $17,758,000, or 19.8% of home improvement revenues in the nine months ended September 30, 2006, as compared to $15,165,000, or 20.7% of home improvement revenues for the nine months ended September 30, 2005. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, advertising, field marketing personnel costs including salaries and travel expenses, and costs related to maintaining our marketing center, including salaries, rent, communication expenses and other facility costs. The increase in marketing expenditures as compared to the prior year period is principally due to increased marketing fees resulting from higher revenues associated with our The Home Depot programs.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $12,486,000, or 13.9% of home improvement revenues for the nine months ended September 30, 2006, as compared to $9,714,000, or 13.3% of home improvement revenues in the prior year period. The increase in sales expenses is principally due to increased sales commissions on higher revenues and higher sales commission rates, increased costs for recruiting, training and equipping a larger sales force, and increased sales management costs principally related to the expansion of our programs with The Home Depot.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. License fees were $89,000 for the nine months ended September 30, 2006, as compared to $363,000 in the prior year period.

General and administrative expenses for home improvement operations were $6,541,000, or 7.3% of home improvement revenues for the nine months ended September 30, 2006, as compared to $6,252,000, or 8.6% of home improvement revenues in the prior year period. General and administrative expenses include approximately $1,344,000 and $1,945,000 of corporate overhead costs allocated to home improvement operations for the nine months ended September 30, 2006 and 2005, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

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

During the nine months ended September 30, 2006, we recorded approximately $183,000 in stock compensation expense associated with incentive stock options. Because we do not receive a tax deduction for this expense, we have not recorded any related tax benefit in our financial statements. Consequently, our effective tax rate for the nine months ended September 30, 2006 is higher than the same period last year. In 2005, we accounted for stock based compensation under APB Opinion 25 which did not require us to recognize this expense in our financial statements.

Consumer Finance Operations – Detailed Review

For the nine months ended September 30, 2006, revenues from our consumer finance segment increased 11.1% to $5,131,000, as compared to $4,620,000 in the prior year period. Revenues were comprised of the following (in thousands):

	Nine months ended September 30,
	2006	2005
Interest income	$5,024	$4,482
Other revenues and fees	107	138

Total revenues and fees	$5,131	$4,620

Changes in the allowance for loan losses were as follows:

	Nine months ended September 30,
	2006	2005
Balance at beginning of period	$626,245	$559,822
Provision for losses	743,357	680,577
Charge-offs, net of recoveries	(744,655)	(660,850)

Balance at end of period	$624,947	$579,549

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

Interest expense incurred on financing the purchase of RIOs was $2,251,000 for the nine months ended September 30, 2006, as compared to $1,754,000 in the prior year period. The weighted average interest rate paid under both our credit lines in the nine months ended September 30, 2006 was 6.6% as compared to 5.6% in the nine months ended September 30, 2005. The weighted average interest rate earned on the portfolio was 14.0% for the nine months ended September 30, 2006 as compared to 14.1% for the nine months ended September 30, 2005. At September 30, 2006, interest rates on our RIO portfolio ranged from 6.0% to 16.5%.

General and administrative expenses were approximately $2,517,000, or 49.1% of finance segment revenues for the nine months ended September 30, 2006, as compared with $2,639,000, or 57.1% of finance segment revenues in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $261,000 and $335,000 in the nine months ended September 30, 2006 and 2005, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 51.8% and 52.6% of general and administrative expenses for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

We have historically financed our liquidity needs through a variety of sources including cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common and preferred stock. At September 30, 2006, we had approximately $6,638,000 in cash and cash equivalents, excluding restricted cash of $678,000.

Cash provided by operations was $1,893,000 for the nine months ended September 30, 2006, as compared to $817,000 in the prior year period. During the current period we financed the annual premium on certain insurance policies in the amount of $1,300,000. This amount is reflected in our statement of cash flows as a borrowing (financing) source, and, as a result of the increase in the related prepaid asset, as a cash usage from operations. We utilized approximately $696,000 in cash for capital expenditures (consisting primarily of computers, furniture and fixtures, and various office equipment) in the nine months ended September 30, 2006.

At September 30, 2006 and December 31, 2005, we had the following amounts outstanding under our credit and debt agreements:

	September 30, 2006	December 31, 2005
DZ Credit Facility	$42,223,000	$38,021,000
Frost Loan Agreement:
Borrowing base line of credit	2,393,354	2,310,339
$3 million RIO revolving line of credit	2,391,863	2,433,848
Term loans	1,329,167	274,479
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,795,499	1,870,181
Other	554,409	189,443

	$50,687,292	$45,099,290

In February 2003, we entered into a credit facility agreement with Autobahn Funding Company LLC and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank” or “Agent”) to fund the purchase of RIOs in our finance business. The credit facility is a five-year program in which Autobahn funds loans made to us to purchase RIOs through the issuance of commercial paper.

The DZ Bank credit facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs purchased under the credit facility. The maximum advance under the DZ Bank credit facility is 90% of the amount of eligible RIOs. At September 30, 2006, the maximum advance under the credit facility was approximately $41,675,000 based on eligible RIOs of $46,405,000. At September 30, 2006, the balance of the credit facility was $42,223,000. The $548,000 difference between the facility balance and the maximum advance amount is based on available cash on deposit in a collection account that had not been applied as payment against the facility.

On November 2, 2006, FCC entered into a purchase and sale agreement with an unaffiliated third party pursuant to which FCC sold a substantial portion of its RIOs portfolio. Proceeds from the sale of RIOs was utilized to pay off the DZ Bank Credit Facility, including a termination fee of approximately $280,000, and the Credit Facility and related agreements were terminated.

Concurrent with the sale of RIOs, FCC entered into a sourcing and servicing agreement with the purchaser whereby FCC will provide servicing services to the purchaser, including servicing of the RIOs sold pursuant to the purchase agreement. Additionally, FCC will provide identification, credit analysis and other investment underwriting tasks and other related services to assist the purchaser in evaluating and purchasing RIOs. In connection with the sourcing agreement, FCC has the right to purchase a non-owner economic participation interest in the RIO investment pool acquired by purchaser in a particular investment year. The participating percentage of FCC with respect to any investment year shall not exceed 10% of the investment pool. FCC has agreed to a 4% non-owner economic participation interest in the 2006 investment pool of RIOs beginning with the RIO portfolio sold pursuant to the purchase and sale agreement. FCC’s non-owner economic participation interest investment was approximately $2,020,000. After payment of the Credit Facility, the Frost RIO revolving credit line as noted below, the non-owner economic participation interest, and related expenses and fees, FCC realized net proceeds of approximately $2,000,000.

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

The Frost revolving line allows borrowings up to $3 million for the purchase of RIOs. We generally hold RIOs until the first required payment is made by the customer, typically within 30 days, and then sell the RIO portfolios to our subsidiary, FCCA, utilizing our DZ Bank credit facility to refinance and pay down the Frost revolving line. Subject to the $3 million credit limit, the maximum advance under the Frost revolving line is 90% of the outstanding principal balance of eligible RIOs. We are required to pay down the Frost revolving line if we sell any of the RIOs pledged as security under the revolving line, including RIOs refinanced under our DZ Bank credit facility. The Frost revolving line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. The Frost revolving line is secured by substantially all of our assets, and we, including our subsidiaries, are guarantors. At September 30, 2006, we had outstanding borrowings of approximately $2,392,000 under the Frost revolving line. As a result of the sale of the RIO portfolio on November 2, 2006, the outstanding balance of the revolving credit line was paid in full.

The Frost line of credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost line of credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At September 30, 2006, we had outstanding borrowings of $2,393,000 under the Frost line of credit, with a remaining borrowing capacity of approximately $1,607,000. In October 2006, the Company paid $1,500,000 of the outstanding borrowing base line of credit. The Frost line of credit matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. The Frost line of credit is secured by substantially all of our assets.

Simultaneous with amending the Frost loan agreement, we exercised our option to purchase our kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against our outstanding borrowing base line of credit. Interest only on the term note is payable monthly at London Interbank Offered Rate, or LIBOR, plus 2.6% until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At September 30, 2006, we had outstanding borrowings of $1,200,000 under the term loan.

The Frost $775,000 term loan is payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%. The Frost term loan is secured by substantially all our assets. At September 30, 2006, the outstanding balance of the Frost term loan was approximately $129,000.

Our Frost Bank loan agreement contains covenants, which among other matters, without the prior consent of the lender, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to cash flows and interest coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We are in compliance with all restrictive covenants at September 30, 2006.

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

Finance Receivables Held for Investment and Loan Losses

Finance receivables held for investment consists of RIOs purchased from remodeling contractors or originated by our home improvement operations. Finance receivables held for investment are stated at the amount of the unpaid obligations adjusted for unamortized premium or discount and an allowance for loan losses, as applicable. At September 30, 2006, interest rates on Finance Receivables Held for Investment range from 6.0% to 16.5% with a weighted average interest rate of 13.9% and an average remaining term of approximately 107 months.

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

Goodwill

We test goodwill for impairment at least annually. The impairment tests are based on the measurement of fair value. Significant judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. If we were to determine that an impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value. If, for example, our projection of future operating results were to deteriorate due to a material decline in revenues resulting from a loss of our strategic partner, such projections could materially impact the associated units’ fair value and require us to write down goodwill.

We are required to test goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. On November 2, 2006, our subsidiary, FCC, sold a substantial portion of its RIOs it held for investment and changed its business model from purchasing and financing RIOs to sourcing and servicing RIOs for a third party. We believe that these circumstances will require us to test goodwill related to our consumer finance business. If we determine that an impairment exists, we will be required to record a charge to expense to write goodwill down to its fair value.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company is required to apply the provisions of FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipated that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will not be required to record an adjustment upon the application of SAB 108.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks from changes in short-term interest rates since a substantial amount of our debt contains interest rates which vary with interest rate changes, including the prime rate or LIBOR. Based on our aggregate variable debt level, at September 30, 2006 a one percent increase in our variable interest rate would have an approximate $480,000 impact on our interest expense.

ITEM 4. Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based in an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that as of September 30, 2006, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended September 30, 2006, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors.

There were no material changes during the quarter from the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended September 30, 2006.

ITEM 6. Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 13, 2006 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.6(e)	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.7(e)	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.8(e)	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

IOE - 1

Exhibit Number	Description of Exhibit
10.9(e)	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.10(e)	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.11(f)	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.12(f)	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.13(f)	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.14(f)	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15(f)	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.16(g)	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.17(g)	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.18(g)	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.19(g)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.20(g)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.21(h)	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.22(h)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.23(h)	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.24(h)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.25(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.26(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.27(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.28(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.29(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.30(i)	Amended and Restated 2000 Stock Compensation Plan

IOE - 2

Exhibit Number	Description of Exhibit
+10.31(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.32(j)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.33(k)	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.34(k)	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.35(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.36(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.37(l)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.38(m)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.39(m)	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.40(n)	Non-Employee Director Compensation Plan

+10.41(n)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.42(n)	Form of Restricted Stock Agreement for Employees

10.43(o)	Fifth Amendment Agreement, dated as of January 20, 2006, to the Receivables Loan and Security Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc. (“FCC”) as Servicer, Autobahn Funding Company LLC, as Lender, DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent, U.S. Bank, National Association and Compu-Link Corporation. Certain schedules and exhibits have been omitted.

10.44(o)	First Amendment Agreement, dated as of January 20, 2006, to the Purchase and Contribution Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, and First Consumer Credit, Inc. (“FCC”).

10.45(o)	First Amendment Agreement, dated as of January 20, 2006, to the Fee Letter, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc., as Servicer, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent.

10.46(p)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.47(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.48(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.49(p)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.50(p)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

IOE - 3

Exhibit Number	Description of Exhibit
10.51(p)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.52(p)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.53(p)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.54(p)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.55(p)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.56(p)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.57(p)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.58(r)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request.

+10.59(s)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

21.1(x)	Subsidiaries of the Company

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.

IOE - 4

(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 25, 2006, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE - 5