Form 10-K
period 2006-12-31
US HOME SYSTEMS INC
filed 2007-03-23
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 0-18291

U.S. HOME SYSTEMS, INC.

(Name of Issuer Specified in Its Charter)

Delaware	75-2922239
(State of Incorporation)	(I.R.S. Employer Identification No.)

405 State Highway 121 Bypass, Building A, Suite 250 Lewisville, Texas	75067
(Address of Principal Executive Offices)	(Zip Code)

(214) 488-6300

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

$.001 Par Value Common Stock

(Title of Class)

The NASDAQ Global Market

(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 9, 2007, 8,307,034 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was $60,956,691.

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

The following documents are incorporated by reference: Portions of the registrant’s proxy statement pertaining to the registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III of this report.

i

ii

PART I

BUSINESS

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products exclusively for The Home Depot. Our principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories. Our home improvement products are marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.” Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. In May 2006 we entered into a new three year service provider agreement with The Home Depot which superseded and consolidated the previous service provider agreements we had with The Home Depot for each of our three product lines. In addition to the expansion of our product lines into certain new markets, the agreement provides that we can not enter into agreements or other arrangements with any The Home Depot competitors in the marketing, selling or providing of our products. Additionally, we have agreed to refrain from offering our products and installation services in any market, including markets that have not been awarded to us by The Home Depot, under any trademarks or brands other than as approved by The Home Depot. The Home Depot has agreed that we will be the exclusive service provider of installed kitchen and bath refacing products, and deck products in any market currently being served by us or in any market awarded to us in the future.

In furtherance of our Home Depot expansion program, during 2006 we opened sales and installation centers in eight new markets, converted our remaining centers in seven markets to serve The Home Depot customers where we previously marketed our products under other brands, and extended our deck product offering into three additional markets. At December 31, 2006 all of our home improvement operations exclusively serve The Home Depot customers in 36 markets covering 23 states. Our kitchen products are available in all 36 markets encompassing approximately 1,318 The Home Depot stores as compared to 535 stores at December 31, 2005. Our bath products are offered in 18 of the 36 markets which include approximately 583 stores as compared to 535 stores at December 31, 2005, and our deck products are offered in 15 markets which include 525 stores as compared to 400 stores at December 31, 2005. We are currently in the process of installing kitchen refacing displays in 33 The Home Depot—Expo stores in markets we currently serve. We expect to complete the installation of these displays in the first quarter of 2007. In addition, we are currently implementing a pilot program with The Home Depot in which we will offer countertop products in the Boston market. We expect to begin the pilot program in March 2007.

We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture deck products and accessories at our Woodbridge, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

Until November 2006 our consumer finance business purchased retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by our own home improvement operations. We held and serviced the RIOs for our own account. In November 2006 we changed the business model of our consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for an unaffiliated financial institution. In connection with this change we entered into a Purchase and Sale Agreement, or Purchase Agreement, whereby we sold a substantial portion of our RIO portfolio to the financial institution. Concurrent with the sale of RIOs, we entered into a Sourcing and Servicing Agreement, or the Sourcing Agreement, with the financial institution whereby we will provide certain RIO sourcing functions, including the identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. The Sourcing Agreement provides that we will service the institution’s RIO portfolios, including the RIOs we sold to them.

Our principal offices are located at 405 State Highway 121 Bypass, Building A, Suite 250, Lewisville, Texas 75067, and our telephone number is (214) 488-6300. Our common stock is traded on the The Nasdaq Global Market System under the symbol “USHS”. Except as otherwise indicated by the context, references in this annual report to “we”, “us”, “our”, or the “Company” are to the combined business of U.S. Home Systems, Inc. and its subsidiaries.

Our Business Strategy

Our objective is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot.

Our relationship with The Home Depot provides us with a significant distribution channel for our installed products. By combining the brand name recognition and distribution presence of The Home Depot with our manufacturing and installation programs, we believe we have the opportunity to profitably grow sales of our deck, kitchen and bathroom refacing products. In the first quarter of 2007 we will begin offering countertops to The Home Depot customers in the Boston market. If this pilot program is successful, we expect to expand our countertop product to other The Home Depot markets. We will continue to seek opportunities to expand our relationship with The Home Depot into new geographic markets and to add new products in our The Home Depot distribution channel.

As we enter new markets under The Home Depot name, we may consider strategic acquisitions that will provide us sales, marketing, installation or manufacturing synergies, as well as additional products, which we may be able to offer The Home Depot customers. We believe that an opportunity exists to acquire related and complementary businesses in the fragmented residential remodeling industry. The residential remodeling industry is characterized by a proliferation of small local competitors, a need for growth capital, and a potential for significant economies of scale.

Home Improvement Business

Products and Services

In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products exclusively for The Home Depot customers in certain markets. Our specialty product lines include kitchen refacing, bathroom refacing and deck products.

Kitchen Refacing:    Kitchen remodeling includes replacement kitchen cabinetry and kitchen cabinet refacing. Cabinet refacing is a remodeling technique in which existing cabinetry framework is retained but all exposed surfaces are changed. Under our cabinet refacing system, cabinet doors, drawers, drawer fronts, and drawer boxes are replaced, all hardware is replaced, and all exposed cabinet surfaces are covered with matching veneer or laminate. We also provide matching valances, molding, add-on or replacement cabinets, space organizers, lazy susans and slide-out shelving. We purchase certain of our wood doors and wood drawer fronts from vendors and we manufacture certain cabinet doors, drawers and other cabinet refacing products in our Charles City, Virginia facility. Cabinet refacing provides consumers with a lower-cost alternative to total cabinet replacement.

Bathroom Refacing:    Our bathroom remodeling products include acrylic tub liners and wall surrounds, vanity cabinetry refacing and replacement vanity cabinets, bowls, faucets, commodes and shower doors. With the exception of the vanity cabinetry refacing and the replacement vanity cabinets, we purchase our bathroom remodeling products from unaffiliated suppliers and perform all installation services.

Decks:    We have developed a solution for the fabrication and installation of decks and deck enclosures. We believe that we are the only U.S. company that has developed and applied the concepts of modular designed, pre-engineered, factory built, quality decks that are typically installed in one to two days. We manufacture the components of our wood decks and related accessories at our facility in Woodbridge, Virginia. In some markets, we purchase deck components from a third party.

The major components of a Wood Designer Deck system include:

•

Our Wood-on-Wood Understructure and Foundation:    Outdoor decks are exposed to constant “wet to dry” and “freezing to thawing” cycles, which cause expansion and contraction not present in interior construction. These extreme climate-related conditions could cause problems such as cracking, buckling and structural failure when decks are constructed using joist hangers. Using our patented Wood-on-Wood understructure (no metal joist hangers) and foundation system, we are able to solve these problems and provide a safe, durable deck for our customers.

•

Invisanail Deck Flooring:    Due to our use of pre-engineered and manufactured components, we are able to eliminate unsightly and dangerous nail heads that often rust and rise up from a deck’s surface. We accomplish this through our patented Invisanail fastening technique in which wood deck modules are nailed and fastened underneath the deck. This unique fastening system eliminates nail head exposure on the surface of a wood deck, creating a safer and more attractive deck.

The following chart summarizes the percentage of our consolidated revenues that each of our primary product lines accounted for during the last three fiscal years.

	Percent of Revenues Year ended December 31,
Product Lines	2006	2005	2004
Kitchen Refacing	65%	62%	56%
Bathroom Refacing	9%	13%	12%
Deck Products	21%	19%	24%

Marketing and Sales

Our home improvement products are marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.”

Although not contractually required to promote or advertise our products, The Home Depot is currently marketing our products by including them in its national and regional marketing programs. We provide in-store displays and full color brochures in each of The Home Depot stores which we service. In addition to our in-store marketing campaign, we also conduct advertising in other forms of media.

We maintain a marketing center in Boca Raton, Florida where we receive in-bound calls from potential customers in response to our and The Home Depot’s advertising for our installed home improvement products. Our marketing center personnel schedule an in-home presentation with potential customers.

Our sales representatives conduct in-home sales presentations in accordance with our structured marketing programs. We utilize computer software to monitor responses and sales results of our sales staff, including tabulating results of in-home presentations on a daily basis. Such information provides data upon which we evaluate each sales representative’s performance. We continually strive to improve the rate at which our sales professionals convert appointments into sales orders.

Manufacturing and Installation

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and deck products, and perform the installation of these products for The Home Depot customers in designated markets.

Kitchen and Bath Products:    We manufacture our cabinet fronts, including cabinet doors, drawers, drawer fronts and cabinets faced with high-pressure laminate or thermo foil at our facility in Charles City, Virginia. Certain components, including wood cabinet doors, wood drawer fronts, hardware, acrylic tub liners and wall surrounds are purchased from third-party suppliers.

With the exception of our operations in California, and occasional warranty and other service work, independent contractors who meet our qualifications perform most of our kitchen and bath installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation. We issue to our contractors a work order, which specifies all work to be performed pursuant to the sales agreement, for each of our remodeling projects. The contractor can then pick up all necessary materials for the project at our local branch office. In our California operations, we utilize employee installation crews.

Kitchen and bath installations are generally completed within 55 to 60 days after a sales agreement is signed, and within three to five workdays from commencement of the installation. Upon completion, the installation crew obtains a certificate of completion signed by the customer and returns all documentation and excess materials to us. We pay the installer upon receipt of the completion certificate for each job. Fees paid by us to subcontractors for an installation are based upon an amount negotiated between the contractor and us. We have specific pay rates for our employee installation crews.

Deck Products:    To serve The Home Depot deck customers in selected markets, we manufacture the components of our wood deck products at our manufacturing facility located in Woodbridge, Virginia.

In September 2004, we granted to Universal Forest Products, or Universal, a limited license to manufacture pre-engineered component deck parts and related accessory products to support our expansion into The Home Depot markets principally in the Midwest United States. We believe that our agreement with Universal has significantly reduced the capital outlay required to expand our deck operations in The Home Depot markets. We purchase composite deck materials from unaffiliated vendors.

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

We currently utilize subcontractor installation crews, typically comprised of three members, to install our deck products. Deck installations are typically completed within 60 days from the receipt of the order, and usually completed in two days upon commencement of the installation.

Competition

We face significant competition in our respective markets. Reputation, price, workmanship and level of service are among the differentiating factors within the industry. We compete with numerous home improvement contractors and home center retailers in each of The Home Depot markets in which we operate, including Sears, Sam’s Warehouse Club and Lowe’s. As we continue our expansion programs with The Home Depot, we anticipate that we and The Home Depot will face greater competition from major home center retailers. In addition to home improvement contractors and home improvement centers, competition for our deck products comes from other specialty or franchise wood deck contractors in The Home Depot markets we serve.

Raw Materials

We are not dependent upon a single source for our principal raw materials, and such raw materials have, historically, been readily available. Raw materials used in the manufacturing and installation process are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials are and will continue to be, available from numerous suppliers at competitive prices. We purchase lumber utilized in our lumber treatment and deck manufacturing facility in Woodbridge, Virginia from local suppliers at current market prices which are subject to price fluctuations. We believe that we will be able to purchase an adequate supply of lumber from local suppliers at competitive prices as is necessary to meet our wood deck manufacturing requirements. In the first quarter 2007, we intend to discontinue our lumber treatment process and instead will purchase pre-treated lumber from third party suppliers, which we believe is readily available at competitive prices.

Warranties

For our kitchen and bathroom products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and, a limited warranty covering defective materials. We require each of our independent contractors to correct defective workmanship for a 12-month period.

For our deck products, we provide a one-year warranty covering defective workmanship, a three-year warranty on structure and a limited lifetime warranty against rot, decay and termites.

Customer Payment

The Home Depot customers pay for their home improvement products and services upon completion of the project by cash, personal checks, credit cards or financing arranged by The Home Depot. The Home Depot pays us for materials and labor for each installed home improvement project less a marketing fee retained by The Home Depot.

Seasonality

Our business is subject to seasonal trends. The generation of sales orders through our relationship with The Home Depot for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. The generation of sales orders for our deck products typically declines in the last quarter of the year through the first two months of the following year, which negatively impacts our fourth and first quarter revenues and net income, respectively.

Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

Our Material Agreements

The Home Depot Relationship.    We are an exclusive provider of installed kitchen and bath refacing products, and deck products to The Home Depot customers in designated markets. In May 2006, we entered into a new three year Service Provider Agreement, or SPA, with The Home Depot, which superseded and consolidated the service provider agreements we had with The Home Depot for each of our three product lines.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. We believe our relationship with The Home Depot is a significant factor to the achievement of our long-term growth. Our business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot.

In furtherance of our expansion program with The Home Depot, during the first quarter 2006 we and The Home Depot agreed to expand kitchen and bathroom refacing products and installation services to The Home Depot customers in selected markets in the Eastern, Southeastern and Midwest regions of the United States. In certain of these markets we marketed our kitchen and bath refacing products under brands other than The Home Depot. As a result of our new agreement with The Home Depot, we have transitioned these operations to service The Home Depot customers in these markets.

At December 31, 2006, all of our home improvement operations exclusively serve The Home Depot customers in 36 markets covering 23 states. Our kitchen products are available in all 36 markets encompassing approximately 1,318 stores. Our bath products are offered in 18 of the 36 markets which include approximately 583 stores and our deck products are offered in 15 markets which includes approximately 525 stores.

The following is a summary of material terms and conditions of the SPA:

Term.    The SPA was effective on May 1, 2006 and shall continue for three (3) years unless earlier terminated consistent with the provisions of the SPA.

Termination.    We or The Home Depot may, upon not less than 180 calendar days’ prior written notice to the other party, terminate the SPA at any time. If The Home Depot is the terminating party due to its desire to discontinue the marketing and installation of the products offered by us, The Home Depot shall continue to refer customer leads to us for a period of six months following the date of the notice of termination. During the 180 day period, we may continue marketing our products and shall be allowed to enter into contractual arrangements with any The Home Depot competitors. Further, we shall be allowed to begin marketing and installing our products under other national brands, including our company brands. If The Home Depot is the terminating party, due to its desire to transition to another service provider, The Home Depot shall continue to refer leads in each market being served by us until the replacement service provider is able to cover 60% of such market. The provisions of the SPA restricting us from entering into a contractual arrangement with a The Home Depot competitor shall remain in force until the replacement service provider is able to cover 60 % of the market. The SPA may be terminated by either party with 30 days written notice upon a breach by either party of any obligation under the SPA, if such breach is not remedied within 30 days.

If we are the terminating party, we are obligated to timely complete all uncompleted projects, pay all sums owed to The Home Depot and refrain from entering into any agreements with The Home Depot competitors until the termination date.

To ensure our fulfillment of our obligations upon termination of the SPA, The Home Depot may for a period of 90 calendar days following the date of notice of termination of the SPA, or for a period of 60 calendar days following the date of termination or expiration of the SPA, which ever period is greater, delay payment of up to 15% of outstanding invoices or a maximum of $2 million that would otherwise be due us under the SPA.

Exclusivity.    During the term of the SPA, we have agreed not to enter into any agreement or other arrangement with The Home Depot competitors relating to the marketing, selling or providing of our products and installation services. We have also agreed to refrain from offering, directly or indirectly, our products and installation services in any The Home Depot market, including markets that have not been assigned to us by The Home Depot, under any trademarks or brands other than expressly approved by The Home Depot. The Home Depot has agreed not to use any service provider in any markets awarded to us to perform the same or similar services, or provide similar products, as those that may be provided by us under the SPA.

Marketing.    Although not required by the terms of the SPA, The Home Depot assists us with the marketing of our products and services by including them in its marketing programs and by providing us with sales leads generated by our in-store displays and The Home Depot marketing programs. We provide the in-store displays of our products and services, and training to The Home Depot sales personnel for marketing of our products and services, and we follow up sales leads with in-home visits to potential customers. Sales contracts generated from our in home visits are between the customer and The Home Depot. However, we provide the products, labor and installation services necessary to complete customer orders generated by The Home Depot sales leads and we are required to make necessary repairs to address any customer complaints or warranty claims. The SPA provides that The Home Depot will receive a marketing fee on each sales contract.

Trademarks.    Each party has been granted a non-exclusive, royalty-free, revocable license, with certain restrictions, to use the other parties specified trademarks, trade name and logos in the marketing and installation of our products, which includes our “Designer Deck” and “Facelifters” trademarks. We have agreed that The Home Depot may use our “Facelifters” mark solely in connection with the advertising, marketing, displaying and merchandising by The Home Depot of cabinet refacing products and services.

If the SPA is terminated by The Home Depot for any reason or is not renewed by The Home Depot, the right and license granted to The Home Depot for the “Facelifters” mark shall be revoked. However, The Home Depot shall, at its option, have the right on a non-exclusive and non-fee basis to continue to use the “Facelifters” mark for a period of up to 12 months after such termination date. Thereafter, The Home Depot shall cease using the “Facelifters” mark for any purpose.

If we terminate the SPA or fail to renew the SPA, The Home Depot shall have the right and license to use the “Facelifters” mark for a 12 month period after such termination date under the same terms as stated above.

Other Terms.    The SPA contains various representations, warranties and covenants as is customary in a commercial transaction of this nature. The SPA also provides for mutual agreements relating to confidentiality, indemnification, limitations of liability and arbitration.

The Universal Forest Products Supply Agreement.    In September 2004, we entered into a Supply and Rebate Agreement, or the Supply Agreement, with Universal whereby we granted a limited license to Universal to manufacture pre-engineered component deck parts and related accessory products for us. Either party may terminate the Supply Agreement by giving the other party 30 days’ written notice of its election to terminate. As a result of the Supply Agreement it will not be necessary for us to build and equip manufacturing facilities to accomplish our expansion into new The Home Depot markets. We also intend to purchase pre-engineered deck component parts from Universal to supplement our manufacturing capacity, on an as needed basis.

Century 21 Agreement.    In March 1997, we entered into a license agreement with TM Acquisition Corp., granting us the exclusive right to use certain “CENTURY 21” trademarks in connection with our marketing, selling, furnishing and installation of kitchen cabinet and bathroom refacing products and services, and replacement window products and services in certain designated markets. The agreement expires in March 2007. As compensation for the use of the trademarks, we are obligated to pay TM Acquisition Corp. a royalty based upon sales of our products and services resulting from the advertising or use of the brand. We will not renew this agreement when it expires.

Our Consumer Finance Business

General

Until November 2006, our consumer finance business purchased RIOs from residential contractors throughout the United States, including certain RIOs originated by our home improvement operations. We held and serviced the RIOs for our own account. On November 2, 2006, First Consumer Credit, Inc., or FCC, our consumer finance subsidiary, and FCC Acceptance Corp., or FCCA, a wholly-owned subsidiary of FCC, entered into a Purchase and Sale Agreement, or Purchase Agreement, with FCC Investment Trust I, or the Trust, an unaffiliated financial institution, pursuant to which FCC sold a substantial portion of its RIO portfolio to the Trust for approximately $52 million.

FCC had utilized a credit facility with Autobahn Funding Company LLC, or Autobahn, as lender, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfort AM Main, or DZ Bank, as agent, and a revolving credit line with Frost National Bank, or Frost, to finance the RIOs which FCC held for investment. Approximately $46.1 million of the proceeds from the sale of RIOs was utilized to pay off the DZ Bank credit facility and the Frost revolving credit line.

The RIOs purchased by the Trust were determined based on certain criteria specified in the Purchase Agreement. FCC has certain obligations to repurchase RIOs only in the event of a breach of representations and warranties of FCC and FCCA with respect to the criteria, as specified in the Purchase Agreement, utilized to determine eligible RIOs purchased by the Trust. After the sale FCC had a remaining RIO portfolio of approximately $746,000, which were not eligible to be sold to the Trust under the terms of the Purchase Agreement. FCC will continue to service its remaining RIOs until they are sold or paid off.

Concurrent with the sale of RIOs, FCC entered into a Sourcing and Servicing Agreement, or the Sourcing Agreement, with the Trust. Under the Sourcing Agreement, FCC provides certain sourcing functions, including the identification, credit analysis and other investment underwriting services to assist the Trust in evaluating and purchasing additional RIOs. If the Trust elects not to purchase or otherwise acquire any RIO proposed by FCC in accordance with the Sourcing Agreement, FCC may acquire such RIOs on its own behalf or otherwise offer such RIO to a third party, in either case, on terms no more favorable than the terms offered to the Trust. The Sourcing Agreement also provides that FCC will service the Trust’s RIO portfolios, including the RIOs purchased from FCC by the Trust. The servicing functions include collecting principal and interest, monitoring delinquencies, executing foreclosure, if necessary, and accounting for and remitting principal and interest payments to the Trust. The Trust will receive a preferred return on its investment equal to LIBOR plus 3.5% with a minimum return of 8%, subject to the cash flow performance of the RIO portfolio, as further defined in the Sourcing Agreement.

As a result of entering into the agreements with the Trust, the business of FCC has changed from purchasing RIOs and holding them for investment to sourcing RIOs for the Trust and servicing the Trust’s RIO portfolios.

Home improvement contractors located throughout the United States are the primary source of RIOs. FCC maintains relationships with over 160 home improvement contractors, which FCC believes will supply it with a consistent flow of RIO purchase opportunities for the Trust. FCC plans to expand its core source of RIOs by having its sales representatives call on prospective home improvement contractors and by attending industry trade shows to promote the availability of the Trust as a purchaser of RIOs.

The Sourcing Agreement also provides that FCC has the right to purchase a non-owner participation interest in any RIO investment pool purchased by the Trust. A RIO investment pool consists of all the RIOs purchased by the Trust during a specific calendar year. FCC has agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio acquired by the Trust pursuant to the Purchase Agreement. FCC’s initial non-owner participation interest investment was approximately $2,020,000. The investment is returned from the cash flows of the RIO pool. FCC is also entitled to a preferred return on the investment equal to LIBOR plus 3.5%, with a minimum return of 8%, subject to the cash flow performance of the RIO portfolio, as further defined in the Sourcing Agreement.

After payment of the DZ Bank credit facility, the Frost revolving line of credit, the non-owner participation interest investment and transaction related fees and expenses, FCC realized net proceeds of approximately $3.4 million in connection with the transactions. Additionally, after the write down of unamortized DZ Bank credit facility origination costs and other fees and expenses, we recognized approximately $819,000 of income as a result of the transactions.

Although we believe that the FCC transactions with the Trust will improve the financial condition and results of operation of FCC in the long-term, we estimate that net income for the year ended December 31, 2007 in our finance segment will range from an operational loss to marginal profitability.

Sourcing Agreement

The following is a summary of material terms and conditions of the Sourcing Agreement:

Duties and Responsibilities of FCC.    FCC will provide to the Trust certain advisory and consulting services with respect to the identification, sourcing, due diligence, structuring and acquisition of eligible RIOs. Additionally, FCC will provide certain advisory, consultation, management and disposition services with respect to the ownership, management, servicing, marketing, collection and disposition of RIOs acquired by the Trust. FCC has certain obligations to repurchase RIOs purchased by the Trust under the Sourcing Agreement in the event of a breach by FCC of representations and warranties contained in the Sourcing Agreement with respect to the criteria, which are unrelated to future performance or credit losses, utilized by FCC to evaluate and determine eligible RIOs purchased by the Trust.

Compensation.    FCC receives a sourcing fee for each RIO purchased by the Trust. The sourcing fee is based on the purchase price of the RIO and a contractual sourcing fee rate as specified in the Sourcing Agreement. Sourcing fees paid to FCC in any calendar year may not exceed FCC’s sourcing costs plus $100,000.

FCC receives servicing fees for performance of its servicing duties and obligations under the Sourcing Agreement. Servicing fees are based on the outstanding principal balance of RIOs at the beginning of each month and a contractual servicing fee rate as specified in the Sourcing Agreement. There are no limitations to the amount of servicing fees that may be paid to FCC.

After the Trust has received the return of its investment plus a preferred return in any RIO portfolio serviced by FCC, the remaining cash flow generated by such portfolio, after deducting servicing fees and other costs, will be equally divided between FCC and the Trust until the portfolio is collected or sold.

Indemnification.    FCC has agreed to indemnify the Trust for losses it may incur primarily caused by FCC’s negligence, bad faith or willful misconduct in connection with its performance of its duties under the Sourcing Agreement. The Trust has agreed to indemnify FCC for losses FCC may incur in connection with claims against FCC, which result from or are based upon actions taken with the consent of the Trust and under the direction of the Trust or which otherwise arise from or relate to the RIOs, the Sourcing Agreement or FCC’s performance (or lack of performance) under the Sourcing Agreement.

Termination.    FCC shall have a specified time to cure any curable events of default (as defined in the Sourcing Agreement). If the default is not cured, the Trust may terminate FCC as the servicer under the Sourcing Agreement. The Trust may, in its discretion and at any time, either (1) terminate the Sourcing Agreement or (2) terminate the appointment of FCC as servicer, in either case, by delivery of at least 90 days written notice to FCC. The Trust may also terminate the Sourcing Agreement if James D. Borschow, who is currently the president and a director of FCC, shall cease to be actively involved in the business of FCC unless his successor is acceptable to the Trust.

Exclusivity; Non-Compete.    Subject to certain exceptions as defined in the Sourcing Agreement, without the Trust’s prior written consent, none of FCC or its affiliates shall engage, directly or indirectly, in any sourcing and servicing business activities other than through the transactions contemplated by the Sourcing Agreement. Murray H. Gross, our president and chief executive officer and an officer and director of FCC and James D. Borschow, president and a director of FCC, have executed a non-compete agreement with the Trust, pursuant to which they have agreed that they shall not, so long as they are affiliated with FCC and for a further period of one (1) year after ceasing to be affiliated with FCC, own, manage, operate or materially participate in any business which conducts sourcing and servicing business, as described in the Sourcing Agreement. The non-compete agreement shall terminate if the Trust shall terminate the Sourcing Agreement pursuant to the termination provision of the Sourcing Agreement.

FCC Participation.    FCC has the right to purchase a non-owner participation interest in the RIO investment pool acquired by the Trust in a particular investment year pursuant to the Sourcing Agreement. The participating percentage of FCC with respect to any investment year shall not exceed 10% of the investment pool. FCC has agreed to a 4% economic participation interest in the 2006 investment pool of RIOs, which includes the RIOs acquired by the Trust pursuant to the Purchase Agreement. Beginning with the 2007 investment year, FCC is required to designate, by written notice if it desires to participate in the investment pool of RIOs acquired by the Trust during the subsequent investment year. FCC has declined to accept a participation interest in the 2007 investment pool.

Other Terms.    The Sourcing Agreement contains various representations, warranties and covenants as is customary in a commercial transaction of this nature.

Competition

The home improvement consumer finance industry occupies a niche market that involves extending credit to customers of residential remodeling contractors. Many regional and local banks and other entities extend this type of credit to consumers through various credit programs. We will be competing with three general groups of home improvement financing providers for the sourcing of RIOs for the Trust: regional and local banks; large national financial institutions; and specialty/niche companies. Most of these institutions have larger sales and marketing staffs and greater capital resources than we have. Competition is generally based on the variety of offered credit products which include varying interest rates, payment structure and underlying security alternatives.

Environmental and Government Regulations

Generally, our activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, consumer credit financing, advertising, the licensing of home improvement contractors, building permits, zoning regulations, environmental protection, safety and health. For example, The Home Depot purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off” period of three or more business days in which to rescind their transaction. We are also subject to various state and federal laws related to telemarketing, including the National Do Not Call Registry which is part of the Federal Trade Commission Telemarketing Sales Rule and the Federal Communication’s Telephone Consumer Protection Act. We have procedures designed to comply with such laws and regulations. We do not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to our home improvement business operations.

Our consumer finance business is subject to various federal and state credit and lending regulations governing installment sales and credit transactions. Our finance operations are subject to the Consumer Credit Protection Act, Truth In Lending Act, Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Owners Equity Protection Act and regulations issued by the Board of Governors of the Federal Reserve System. If we purchase RIOs, we will be subject to the statutes and regulations relating to consumer credit sales existing in the state in which the RIO originated. Depending on the coverage afforded consumer credit sales within a state’s regulatory framework, and the structure of the credit transaction, we may also be subject to certain states’ small loan or mortgage lending statutes. We have procedures designed to comply with such laws and regulations. We do not anticipate any difficulty in complying with applicable federal, state or local laws and regulations relating to our consumer finance business as it relates to our activities and obligations under the Sourcing Agreement with the Trust.

Employees

At December 31, 2006, we had approximately 550 employees, including 20 employees engaged in marketing activities, 194 sales representatives, 167 manufacturing and installation employees, and 169 management and administrative personnel.

Risks Factors

Termination of our service provider agreement with The Home Depot would significantly reduce our revenues, net income and available liquidity.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. In May 2006, we entered into a new three year service provider agreement with The Home Depot. During the term of this agreement we have agreed not to enter into any agreement or other arrangements with The Home Depot competitors relating to the marketing, selling or providing of our products and installation services. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our current business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. As of December 31, 2006, all of our home improvement operations exclusively serve The Home Depot customers in designated markets.

Our current three year agreement with The Home Depot may be terminated by us or The Home Depot with 180 days written notice to the other party. Additionally, the agreement may also be terminated by either party with 30 days written notice upon a breach by either party of any obligations under the agreement, if such breach is not remedied within 30 days. If our Home Depot agreement is terminated prior to the end of its term or is not renewed at the end of its term, whether as a result of our failure to fulfill our obligations under the agreement or The Home Depot’s decision to change its business strategy, we would be required to seek alternative channels of distribution for our products and installation services. Additionally, our net income and liquidity may be reduced if revenues from other programs were less than those anticipated under our agreement with The Home Depot, and such revenues may not be sufficient to cover expenses incurred in connection with new programs. If our The Home Depot agreement is cancelled or not renewed at the end of its term our investment in sales and installation centers may be impaired, which may require a write-down of assets, including goodwill.

Lower than anticipated revenues or higher than anticipated operating costs associated with our agreement with The Home Depot or our failure to obtain a significant number of customer leads could reduce our net income and available liquidity and limit our ability to further expand our relationship with The Home Depot.

Lower than anticipated revenues or higher than anticipated expenses associated with our agreement with The Home Depot could reduce our net income and liquidity. Lower than anticipated revenues from our agreement with The Home Depot could result from an inadequate supply of prospective customer leads or reduced demand for our products. The Home Depot is not contractually required to promote or advertise our products. If we are unable to secure a sufficient quantity of prospective customers, or if sales are less than anticipated due to reduced demand for our products and services, our revenues, net income and liquidity could be adversely effected. Additionally, unanticipated delays in implementing the roll-out into new markets due to factors that may include difficulties in attracting and training an adequate work force could result in less than anticipated sales levels.

Higher than anticipated expenses in the markets which we serve or from a roll-out into new The Home Depot markets could result from various factors, including increased or higher than anticipated labor costs, material costs, real estate costs for new sales and installation centers, or higher than anticipated expenses for machinery, equipment, furniture and fixtures, product displays or inventory. If we are unable to maintain adequate liquidity, we may not be able to completely meet our obligations of any future roll-out programs or take advantage of other future opportunities The Home Depot may present to us.

Negative publicity about The Home Depot or its home improvement products and services or the home improvement industry in general could negatively impact our revenues and earnings.

All of our home improvement operations exclusively serve The Home Depot customers in designated markets. Our home improvement products are marketed under “The Home Depot Kitchen and Bathroom

Refacing” and “The Home Depot Installed Decks” brands. Since our business is very dependent on the commercial success and public image of The Home Depot and its home improvement products and services, adverse or negative publicity about The Home Depot could in turn negatively impact our revenues and net income.

Difficulties in meeting our installation staffing needs could impair our ability to complete projects on time, which could in turn negatively impact our revenues and impair our relationship with The Home Depot and its customers.

To fulfill our growth expectations, we must engage and retain a sufficient number of qualified installers. Historically, during periods of strong economic growth and low unemployment, we experience greater difficulty in meeting our installation labor resource needs. Our inability to engage and retain qualified installers may impede our ability to timely complete our home improvement projects which could reduce our revenues and impair our relationship with The Home Depot and its customers.

Termination of our Sourcing Agreement with the Trust could negatively impact our revenues and net income, and would impair our investment in our consumer finance business, which would require a write-down of assets, including goodwill.

The Trust may, in its discretion and at any time, either (1) terminate the Sourcing Agreement or (2) terminate the appointment of FCC as servicer, in either case, by delivery of at least 90 days written notice to FCC. The Trust may also terminate the Sourcing Agreement if James D. Borschow, who is currently the president and a director of FCC, shall cease to be actively involved in the business of FCC unless his successor is acceptable to the Trust. The Sourcing Agreement allows us a specified time to cure any curable events of default (as defined in the Sourcing Agreement). If the default is not cured, the Trust may terminate FCC as the servicer under the Sourcing Agreement.

If our Sourcing Agreement is terminated, whether as a result of our failure to fulfill our obligations under the agreement or the Trust’s decision to change its business model or to engage another service provider, we would be required to seek an engagement with another financial institution for our services. If we are unsuccessful in our efforts to obtain a replacement financial institution, we would most likely downsize or discontinue our finance business operations. The change in events and circumstances as a result of the termination of the Sourcing Agreement would impair our investment in our consumer finance business and require a write-down of assets, including goodwill.

Lower than anticipated sourcing and servicing fees associated with our Sourcing Agreement with the Trust could negatively impact our net income, and our investment in our consumer finance business, which would require a write down of assets, including goodwill.

Pursuant to the Sourcing Agreement, FCC, our consumer finance subsidiary, provides identification, credit analysis and other investment underwriting services to assist the Trust in evaluating and purchasing RIOs generated by home improvement contractors. The underwriting guidelines and other criteria utilized by FCC in evaluating RIOs is provided by the Trust. If the Trust significantly changes its underwriting guidelines, as the result of a rise in interest rates or other adverse economic factors, FCC may be unable to identify a sufficient amount of RIOs for the Trust to purchase, which in turn would reduce FCC’s sourcing fees and negatively impact future servicing fees. If the anticipated revenues associated with the Sourcing Agreement are less than anticipated either as a result of the change of underwriting guidelines by the Trust or the decision by the Trust to limit the amount of RIOs it will purchase, our net income and our investment in our consumer finance business could be negatively impacted which would require us to write down assets, including goodwill.

We may be unable to efficiently integrate acquisitions into our business, which could result in less than anticipated revenues or net income from such acquisitions.

Our business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. In pursuit of our strategy, we may consider strategic acquisitions that will complement or expand our sales, marketing, installation or manufacturing synergies as well as additional products which we may be able to offer The Home Depot customers. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations and other risks affecting the acquired entity. The process of integrating acquired entities into our business will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. Any such acquisitions may not enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating acquisitions may result in less than anticipated revenues and net income from such acquisitions.

If additional capital is not available to us, we may not be able to take advantage of additional growth opportunities.

We may have additional opportunities to grow our relationship with The Home Depot, which may require us to seek additional capital to fund these new business opportunities. We may be unable to obtain additional capital or, if available, we may not be able to obtain such capital on favorable terms. If capital is not available to us, we may not be able to expand our relationship with The Home Depot or be able to take advantage of additional growth opportunities, including acquisitions.

If we raise additional capital it could diminish the rights of existing stockholders and may reduce our net income.

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

Failure to retain experienced senior management could impair our business operations.

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

We and The Home Depot may experience greater competition from large home center retailers which could result in decreased demand for our products and services, pricing pressure and reduced gross margins.

We and The Home Depot compete with large home center retailers in each of the markets in which we and The Home Depot operate, including Sears and Lowe’s. Many of these retailers currently offer competing products and services and may look to expand their ability to provide remodeling services directly to their customers. As we continue our expansion program with The Home Depot, we anticipate that we and The Home Depot will face greater competition from these home center retailers. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services.

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

Seasonal factors can reduce our revenues and net income.

Our home improvement business is subject to seasonal trends. The generation of sales orders for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season and sales orders for deck products typically decline in the first and fourth quarters of the calendar year. The seasonal variations generally negatively impact our first and second quarter revenues and net income. Extreme weather conditions in the markets we serve sometimes negatively impact our revenues and net income.

Our common stock price may be subject to wide fluctuations, which could result in losses for our stockholders.

Our common stock price could be subject to wide fluctuations in response to a number of factors and these fluctuations could result in losses for our stockholders. Factors that could cause our stock price to fluctuate include:

•	relatively low trading volume;

•	quarterly variations in operating results;

•	availability of financing for The Home Depot and our customers;

•	increases in interest rates;

•	announcements by our competitors concerning new products, significant contracts, acquisitions or strategic relationships;

•	negative publicity about us, our products and services, our strategic partner, or the home improvement industry in general;

•	departures of key management personnel;

•	stock market price and volume fluctuations of publicly-traded companies in general and home improvement companies in particular; and

•	the other factors described in these “Risk Factors.”

The stock market in general, and securities listed on the Nasdaq Stock Markets in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market and industry fluctuations may materially reduce the market price of our common stock, regardless of our operating performance.

Unresolved Staff Comments

We do not have any unresolved SEC Staff comments.

Special Note Regarding Forward-Looking Statements

Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and relate to future events or our future financial performance. Actual events or results may differ materially. These statements include, but are not limited to, statements concerning:

•	the anticipated benefits and risks of our key strategic alliances, business relationships and acquisitions;

•	our ability to obtain new customers under our agreement with The Home Depot;

•	ability of our and The Home Depot customers to obtain financing;

•

the anticipated benefits and risks associated with our business strategy, including those relating to our relationship with The Home Depot, our acquisition strategy and our current and future product and service offerings;

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

PROPERTIES

As of December 31, 2006 we operated 36 home improvement sales and installation centers and we maintain a marketing center in Boca Raton, Florida. We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility and we manufacture wood decks and related accessories at our Woodbridge, Virginia facility. We maintain our consumer finance business operations and our corporate office in Lewisville, Texas.

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

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND STOCKHOLDER MATTERS

Common Stock Prices

The following table sets forth, for the quarters indicated, the range of closing high and low sales prices of our common stock as reported by the Nasdaq Global Market and its predecessor, Nasdaq National Market.

	Common Stock
By Quarter Ended	High	Low
Fiscal 2005
March 31, 2005	$6.50	$4.96
June 30, 2005	$5.42	$4.10
September 30, 2005	$5.94	$4.55
December 31, 2005	$6.88	$4.86
Fiscal 2006
March 31, 2006	$8.75	$6.39
June 30, 2006	$10.19	$8.10
September 30, 2006	$10.05	$8.79
December 31, 2006	$11.62	$9.32

As of March 9, 2007, there were 8,307,034 shares of our common stock outstanding held by approximately 178 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Nasdaq Market Index and index comprised of Special Trade Contractors (SIC Code #1799) that are traded on the Nasdaq Global Market and Nasdaq Capital Market, assuming dividend reinvestment for the five –year period ended December 31, 2006.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG U.S. HOME SYSTEMS, INC.,

NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2006

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
U.S. HOME SYSTEMS INC.	100.00	111.58	233.68	129.47	134.32	238.32
SIC CODE INDEX	100.00	113.46	219.57	296.18	373.46	406.96
NASDAQ MARKET INDEX	100.00	69.75	104.88	113.70	116.19	128.12

Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1) (2) (3)	341,865	$6.01	883,248
2004 Restricted Stock Plan(4)	47,333	$—	415,637
Equity compensation plans not approved by security holders	—	—	—

Total	389,198	$6.01	1,298,885

(1)	Our 2000 Stock Compensation Plan allows for the granting of share options to employees, directors and advisors.
(2)	Excludes 16,250 outstanding share options assumed in connection with the merger of U.S. Remodelers with us in 2001 at a weighted average exercise price of $8.90. We do not intend to issue any additional options under the assumed plans.
(3)	The maximum number of shares of common stock in respect to which options may be granted under the 2000 Stock Compensation Plan, or the 2000 Plan, is 3,000,000 shares without limitation, and the number of shares in respect of which options may be granted to any one person is 300,000 shares during any single calendar year. Our board of directors approved restricting the number of shares available for options under the 2000 Plan to 20% of the outstanding shares of common stock of the company. The board retained the authority to increase the number of shares available for options under the 2000 Plan up to a maximum of 3,000,000 shares from time to time as may be necessary in the future to provide ample shares for options under the 2000 Plan for our employees, directors and advisors.
(4)	The stockholders approved the 2004 Restricted Stock Plan at the Annual Meeting of Stockholders held on July 15, 2004. Pursuant to this plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. The Compensation Committee is authorized to grant up to a maximum of 500,000 restricted stock awards for our common stock under this Plan.

[ REST OF PAGE INTENTIONALLY LEFT BLANK ]

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2006, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$127,760	$104,389	$88,766	$73,948	$48,134
Costs and expenses:
Cost of remodeling contracts	56,983	49,931	43,915	32,646	19,844
Branch operations	7,392	5,300	3,118	2,139	1,803
Sales, marketing and license fees	40,638	33,270	28,978	24,583	17,242
Interest expense on financing of loan portfolios	2,537	2,417	1,754	1,116	145
Provision for loan losses	744	950	780	559	—
General and administrative	12,250	11,713	11,448	10,262	6,547
Restructuring charge	—	1,321	—	—	—
Income (loss) from operations	7,216	(513)	(1,227)	2,643	2,553
Other income (expenses)(1)	(199)	(195)	(180)	(198)	(25)
Income tax expense (benefit)	2,798	(272)	(461)	953	955
Income (loss) from continuing operations	4,219	(436)	(946)	1,492	1,573
Income (loss) from discontinued operations, net of tax	—	31	346	36	(537)
Net income (loss)	4,219	(405)	(600)	1,528	1,036
Net income (loss) per common share—basic:
Continuing operations	$0.52	$(0.05)	$(0.13)	$0.23	$0.26
Discontinued operations	$—	$—	$0.05	$—	$(0.09)
Net income (loss)	$0.52	$(0.05)	$(0.08)	$0.23	$0.17
Net income (loss) per common share—diluted:
Continuing operations	$0.51	$(0.05)	$(0.13)	$0.22	$0.26
Discontinued operations	$—	$—	$0.05	$—	$(0.09)
Net income (loss)	$0.51	$(0.05)	$(0.08)	$0.22	$0.17
Number of weighted-average shares of common stock outstanding
Basic	8,114,598	7,936,715	7,230,021	6,492,347	5,972,853
Diluted	8,295,233	7,936,715	7,230,021	6,863,606	6,094,238
Revenues by Operating Segment:
Home improvement(2)	$120,811	$98,122	$82,901	$69,611	$43,926
Consumer finance	$6,949	$6,267	$5,865	$4,337	$4,208
Balance Sheet Data:
Cash and cash equivalents	$10,562	$4,417	$3,442	$1,981	$3,639
Total assets	38,933	74,358	71,643	61,146	25,410
Long-term debt, capital leases and redeemable securities(3)	3,080	45,435	42,537	38,824	6,184
Stockholders’ equity	$26,887	$21,049	$21,181	$14,066	$12,434

(1)	Includes interest expense, interest income, and other non-operating items.
(2)	We acquired our deck business in November 2002.
(3)	Includes Mandatory Redeemable Preferred Stock that was outstanding at December 31, 2002 and 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with our audited financial statements for years ended December 31, 2006, 2005 and 2004, and the notes to these financial statements included therein. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business – Risk Factors” and elsewhere in this report.

Overview

We are engaged in two lines of business, the home improvement business and the consumer finance business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products exclusively for The Home Depot. Our principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories. Our home improvement products are marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.” Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreement with The Home Depot. In May 2006 we entered into a new three year service provider agreement with The Home Depot that superseded and consolidated our previous agreements. In addition to the expansion of our product lines into certain new markets, the agreement provides that we may not enter into agreements or other arrangements with any The Home Depot competitors for the marketing, sales and installation of our products. Additionally, the agreement provides that we will not offer our products and installation services in any market under any trademarks or brands other than as approved by The Home Depot. The Home Depot has agreed that we will be the exclusive service provider of installed kitchen and bath refacing products, and deck products in any market currently being served by us or in any market awarded to us in the future.

In furtherance of our Home Depot expansion program, during 2006 we opened sales and installation centers in eight new markets and we converted our remaining centers in seven markets, where we previously marketed our products under other brands, to serve The Home Depot customers. In addition we extended our deck product offering into three additional markets. At December 31, 2006 our home improvement operations exclusively served The Home Depot in 36 markets covering 23 states. Our kitchen products are available in all 36 markets encompassing approximately 1,318 The Home Depot stores as compared to 535 stores at December 31, 2005. Our bath products are offered in 18 markets which include approximately 583 stores as compared to 535 stores at December 31, 2005, and our deck products are offered in 15 markets which include 525 stores as compared to 400 stores at December 31, 2005. We are currently in the process of installing kitchen refacing displays in 33 The Home Depot—Expo stores in markets we currently serve. We expect to complete the installation of these displays in the first quarter of 2007. In addition, we are currently in preparations to begin a pilot program in which we will offer countertop products in the Boston market. We expect to begin this pilot program in March 2007.

We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

Prior to January 1, 2006, our home improvement operations included two reporting segments, the interior products segment and the exterior products segment. In our interior products segment, our principal product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In our exterior products segment, our product line included wood decks and related accessories. On January 1, 2006, as part of our restructuring of our deck operations, we consolidated the business and operations of our interior and exterior product segments through the merger of our USA Deck, Inc. subsidiary with and into our U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. As of January 1, 2006 all of our home improvement products are being offered through our U.S. Remodelers subsidiary. Accordingly, we have eliminated the separate segment reporting of the interior and exterior products and combined them into one home improvement reporting segment. The segment data for prior years has been restated to conform to the current presentation.

Until November 2006 our consumer finance business purchased retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by our own home improvement operations. We held and serviced the RIOs for our own account. In November 2006 we changed the business model of our consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for an unaffiliated financial institution. In connection with this change we entered into a Purchase and Sale Agreement, or Purchase Agreement, whereby we sold a substantial portion of our RIO portfolio to the financial institution. Concurrent with the sale of RIOs, we entered into a Sourcing and Servicing Agreement, or Sourcing Agreement, with the financial institution whereby we will provide identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. In addition the agreement provides for us to service the institution’s RIO portfolio, including the RIOs we sold.

Results of Operations

Results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005

	Year ended December 31, (Unaudited) (In thousands)
	2006			2005
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$120,811	$6,949	$127,760	$98,122	$6,267	$104,389
Costs and expenses:
Costs of remodeling contracts	56,983	—	56,983	49,931	—	49,931
Branch operations	7,392	—	7,392	5,300	—	5,300
Sales, marketing and license fees	40,638	—	40,638	33,270	—	33,270
Interest expense on financing of loan portfolios	—	2,537	2,537	—	2,417	2,417
Provision for loan losses	—	744	744	—	950	950
General and administrative	8,888	3,362	12,250	8,210	3,503	11,713
Restructuring charge	—	—	—	1,321	—	1,321

Operating income (loss)	6,910	306	7,216	90	(603)	(513)
Interest expense	416	115	531	391	117	508
Other income (expense)	332	—	332	314	(1)	313

Income (loss) from continuing operations before income taxes	6,826	191	7,017	13	(721)	(708)
Income tax expense (benefit)	2,729	69	2,798	3	(275)	(272)

Net income (loss) from continuing operations	4,097	122	4,219	10	(446)	(436)

Net gain (loss) on discontinued operations, net of tax	—	—	—	31	—	31

Net income (loss)	$4,097	$122	$4,219	41	(446)	(405)

Management’s Summary of Results of Operations.

Consolidated revenues increased 22.4% to $127,760,000 in the year ended December 31, 2006 as compared to $104,389,000 in the year ended December 31, 2005. Consolidated net income was $4,219,000, or $0.51 per diluted share in 2006, as compared to a net loss of $405,000, or ($0.05) per share, last year.

Home Improvement—During 2006 we completed a major transformation of our home improvement business. In the first and second quarters of 2006 we executed a new expansion program under our Home Depot agreement, opening new sales and installation centers in eight new markets, and expanding our deck product offering to three additional markets where we already had kitchen refacing centers. In addition, we converted seven markets, where we previously marketed our kitchen and bath products under the Century 21 Home Improvements brand or our own Facelifters brand, to serve The Home Depot customers. In the aggregate, these expansion plans involved introducing our kitchen refacing products to 783 The Home Depot stores, an increase of 146% more stores than we served at the beginning of the year. During 2006, our deck products were introduced into 125 additional stores, a 31% increase.

In connection with our expansion program with The Home Depot, in 2006 we completed the restructuring of our deck business, an initiative we began in May 2005. The restructuring program included consolidating 4 deck manufacturing facilities into one, reducing operations and administrative staffing, transitioning our deck installation staff from employees to subcontractors eliminating our fleet of special vehicles and costs incident thereto, and various other cost reduction efforts. Additionally, we consolidated our deck and kitchen businesses and realigned all our sales, operations and marketing organizations and placed them under the direction of our more experienced management in our kitchen business. We implemented an extensive sales personnel recruiting and training program and we developed new marketing materials and programs with The Home Depot. We also eliminated our deck business’s separate management and administrative operations.

Our revenues in the home improvement segment increased $22,689,000, or 23.1%, to $120,811,000 in 2006 from $98,122,000 in 2005. Of our revenue increase, approximately $12,082,000, or 53.3% of the increase, was realized in markets that were opened prior to 2006 and $10,607,000, or 46.7% of the increase, was realized in markets that were opened in 2006. Revenues from kitchen refacing products increased 27.3% to $82,786,000 and revenues from deck products increased 38.5% to $26,789,000 in the year ended December 31, 2006 as compared to the same period last year.

Gross profit in our home improvement business improved to 52.8% of revenues in the current year as compared to 49.1% of revenues last year. The improvement in our gross profit margins reflects our restructuring and consolidation programs, and reduced material prices on lumber products, particularly in our deck product line.

Operating income was $6,910,000, or 5.7% of revenues in 2006, as compared to $90,000, or 0.1%, of revenues in 2005. Although our operating expenses have increased with the growth of our business, the combination of improved gross profit margins and greater leverage over our fixed costs from higher revenues have resulted in an increased operating profit margin as compared to last year.

Consumer Finance—Revenues from our consumer finance segment were $6,949,000 in 2006 as compared with $6,267,000 in the prior year. Net income for the finance segment was $122,000 in 2006 as compared with a net loss of $446,000 for the prior year period.

During 2006 we continued to experience operating losses in this segment due to the volume of early payoffs, increased loan losses and higher interest expenses resulting from increased interest rates under our credit lines. Consequently, on November 2, 2006, we entered into a purchase and sale agreement with a financial institution pursuant to which we sold a substantial portion of our RIO portfolio. The RIOs purchased by the institution was determined based on certain criteria specified in the purchase agreement. As a result of the RIO sale, 2006 revenues include a one-time gain of $819,000, net of a termination fee of $291,000 related to the early termination of our credit facility with DZ Bank and a $234,000 write down of unamortized credit facility origination costs.

We only have an obligation to repurchase RIOs in the event of a breach by FCC of certain representations and warranties as specified in the purchase agreement. After the sale, we had a remaining RIO portfolio of approximately $746,000, which were not eligible to be sold under the terms of the purchase agreement. We will continue to service the remaining RIOs until they are sold or paid off.

Prior to the RIO sale we utilized a credit facility with Autobahn Funding Company LLC, or Autobahn, as lender, and DZ Bank AG Deutsche Zentral Genossenschaftsbank, Frankfort AM Main, or DZ Bank, as agent, and a revolving credit line with Frost National Bank, or Frost, to finance the RIOs which we purchased and held for investment. The proceeds from the sale of RIOs were utilized to pay off the DZ Bank credit facility and the Frost revolving credit line.

Concurrent with the sale of RIOs, we changed the business model of our consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for the financial institution and we entered into a sourcing and servicing agreement, or the Sourcing Agreement, with the financial institution. Under the Sourcing Agreement we will provide identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. In addition the agreement provides for us to service the institution’s RIO portfolio, including the RIOs we sold. Revenues from sourcing and servicing activities were $241,000 in 2006.

Although management believes that the transactions with the financial institution will improve the financial condition and results of operations of the consumer finance segment in the long-term, management estimates that net income for the year ended December 31, 2007 in the finance segment will range from an insignificant operating loss to marginal profitability.

Home Improvement Operations—Detailed Review

Revenues increased $22,689,000, or 23.1%, to $120,811,000 in the year ended December 31, 2006 as compared to $98,122,000 in the same period last year. The increase in revenues principally reflects the growth of our operations under our program with The Home Depot. In the first quarter 2006 we opened three kitchen refacing sales and installation centers in Florida to serve the Tampa, Orlando, Jacksonville, Ft. Lauderdale and Ft. Meyers markets, and we opened a center in Hartford, Connecticut to service the greater Connecticut marketplace. In addition, we converted our Long Island, New York center, where we previously marketed our kitchen refacing products under the Century 21 Home Improvements brand, to service The Home Depot customers in the greater New York metropolitan area. We also commenced offering deck products in the New York and northern New Jersey markets through our existing centers.

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

Approximately 53.3% of the 2006 revenue increase, or $12,082,000, was realized in markets that were opened prior to 2006 and $10,607,000, or 46.7% of the increase, was realized in markets that were opened in 2006 as follows (in thousands):

	Year ended December 31,		Increase (decrease)
	2006	2005	$
Home Improvement revenues:
Markets opened prior to 2005	$100,512	$92,801	$7,711
Markets opened in 2005	9,692	5,321	4,371
Markets opened in 2006	10,607	—	10,607

Total Home Improvement revenues	$120,811	$98,122	$22,689

Revenues attributable to each of our product lines during 2006 and 2005 are as follows (in thousands):

	Year ended December 31,		Increase (decrease)
	2006	2005	$	%
Home Improvement product lines:
Kitchen refacing	$82,786	$65,029	$17,757	27.3
Bathroom refacing	11,174	13,272	(2,098)	(15.8)
Wood decks	26,789	19,348	7,441	38.5
Other revenues	62	473	(411)	(86.9)

Total Home Improvement revenues	$120,811	$98,122	$22,689	23.1

The decline in bath product revenues is principally due to the decline in the number of markets in which we now offer our bath products. Upon converting certain of our centers to The Home Depot brand, we ceased offering bath products in certain of those markets.

New orders increased 35.7% in 2006 to $128,845,000 from $94,979,000 in 2005. The following table reflects new sales orders by product for 2006 as compared to 2005 (in thousands):

	Year ended December 31,		Increase (decrease)
	2006	2005	$	%
Kitchen refacing	$90,556	$61,420	$29,136	47.4
Bathroom refacing	10,782	14,456	(3,674)	(25.4)
Decks	27,480	18,730	8,750	46.7
Other revenues	27	373	(346)	(92.8)

Total Home Improvement	$128,845	$94,979	$33,866	35.7

New orders distributed by age of the market for the stated periods were as follows (in thousands):

	Year ended December 31,
	2006	2005
Markets opened prior to 2005	$103,951	$88,488
Markets opened in 2005	10,539	6,491
Markets opened in 2006	14,355	—

Total Home Improvement	$128,845	$94,979

Our backlog of uncompleted sales orders by product as of December 31, 2006 and 2005 was follows (in thousands):

	As of December 31,
	2006	2005
Kitchen refacing	$15,122	$7,352
Bath refacing	1,452	1,844
Decks	2,517	1,826
Other	—	35

Total Home Improvement	$19,091	$11,057

Gross profit for home improvement operations was $63,828,000, or 52.8% of home improvement revenues for the year ended December 31, 2006, as compared with $48,191,000, or 49.1% of home improvement revenues in the prior year period. Reduced material prices on lumber products and realized benefits from restructuring our deck business, combined with increased leverage over fixed manufacturing and production expenses resulting from higher revenues all contributed to improved gross profit margins. In May 2005, we initiated a number of actions to reorganize our deck operations and reduce operating expenses. These actions included work force reductions, outsourcing certain labor and manufacturing operations, re-assignment of certain personnel, selling price adjustments, and consolidation of our deck manufacturing operations. During 2006 we took additional actions which included additional workforce reductions, transitioning our employee deck installation workforce to subcontractor installers and elimination of our fleet of installation vehicles. In the aggregate these actions resulted in improved production and installation efficiency, reduced operating costs and improved gross profit margins.

Branch operating expenses, which are primarily comprised of fixed costs associated with each of our sales and installation centers, include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $7,392,000 as compared to $5,300,000 for the years ended December 31, 2006 and 2005, respectively. The increase in branch operating expenses principally reflects our increased operations and opening of new facilities associated with the expansion of our kitchen and bath programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $24,268,000, or 20.1% of home improvement revenues in 2006, as compared to $20,049,000, or 20.4% of home improvement revenues in 2005. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising, field marketing personnel costs, including salaries and travel expenses, and costs related to maintaining our marketing center, including salaries, rent, communication expenses and other facility costs. The increase in marketing expenditures as compared to the prior year is principally due to increased marketing fees paid to The Home Depot resulting from higher revenues associated with our The Home Depot programs.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $16,281,000, or 13.5% of home improvement revenues for the year ended December 31, 2006, as compared to $12,759,000, or 13.0% of home improvement revenues in the prior year period. The increase in sales expenses is principally due to increased sales commissions on higher revenues and higher sales commission rates, and increased sales management costs principally related to the expansion of our operations with The Home Depot.

We have a license agreement with Century 21 Real Estate Corporation which allows us to market our kitchen, bath and window products under the Century 21 Home Improvements brand in specified territories. The license agreement requires us to pay fees to Century 21 based on our related revenues. In connection with our new May 2006 agreement with The Home Depot, we discontinued marketing our products under the Century 21 Home Improvement brand. License fees were $89,000 for the year ended December 31, 2006, as compared to $462,000 in the prior year period. Our agreement with Century 21 terminates in March 2007. We will not renew this agreement when it terminates.

General and administrative expenses for home improvement operations were $8,888,000, or 7.4% of home improvement revenues for the year ended December 31, 2006, as compared to $8,210,000, or 8.4% of home improvement revenues in the prior year period. General and administrative expenses include approximately $3,225,000 and $2,594,000 of corporate overhead costs allocated to home improvement operations for the year ended December 31, 2006 and 2005, respectively. Corporate general and administrative expenses are allocated to each of our two reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Operations—Detailed Review

Revenues from our consumer finance segment were $6,949,000 in 2006 as compared to $6,267,000 in 2005. Revenues were comprised of the following sources during the respective periods (in thousands):

	Year ended December 31,
	2006	2005
Interest income	$5,699	$6,076
Gain on portfolio sale	819	—
Sourcing and servicing fees	241	—
Other revenues and fees	190	191

Total revenues and fees	$6,949	$6,267

During 2006, we continued to experience a high volume of early payoffs and increased loan losses that adversely affected our ability to grow our interest revenues. In November 2006, we entered into a purchase and sale agreement with a financial institution pursuant to which we sold a substantial portion of our RIO portfolio and changed the business model of our consumer finance segment. We recognized a gain of $819,000 on the sale of our RIO portfolio, net of a termination fee of $291,000 related to the early termination of our credit facility with DZ Bank and a $234,000 write down of unamortized credit facility origination costs.

Concurrent with the sale of the RIO portfolio we entered into the Sourcing Agreement with the financial institution. Under the Sourcing Agreement we provide identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs, and we service the institution’s RIO portfolio, including the RIOs we sold. Revenues from sourcing and servicing activities were $241,000 in 2006.

In addition to sourcing and servicing, the Sourcing Agreement provides that we have the right to purchase a non-owner participation interest in any RIO investment pool purchased by the financial institution. A RIO investment pool consists of all the RIOs purchased by the institution during a specific calendar year. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. We have agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio we sold. At December 31, 2006, our non-owner participation investment was approximately $2,191,000. In 2006, other revenues and fees includes $31,000 from the preferred return related to our participation investment.

The RIOs purchased by the institution was determined based on certain criteria specified in the purchase agreement. After the sale, we had a remaining RIO portfolio of approximately $746,000, which were not eligible to be sold under the terms of the purchase agreement. We will continue to service the remaining RIOs until they are sold or paid off.

At December 31, 2006 and 2005, finance receivables held for investment consisted of the following:

	December 31, 2006	December 31, 2005
Principal balance:
Secured	$364,065	$31,117,508
Unsecured	206,359	13,344,631

Total principal balance	570,424	44,462,139
Net premium (discount)	(8,834)	(421,428)
Deferred origination costs, net of amortization	—	36,957
Allowance for losses on finance receivables	(297,925)	(626,245)

Carrying value of finance receivables	$263,665	$43,451,423

Number of loans	169	7,040

Allowance as a percentage of gross finance receivables	52.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$267,852	$451,646

% delinquent	46.9%	1.0%

RIOs on non-accrual status	$267,852	$454,822

% on non-accrual status	46.9%	1.0%

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
	2006	2005
Balance at beginning of period	$626,245	$559,822
Provision for losses	743,357	949,948
Applicable to RIOs sold	(120,785)	—
Charge-offs, net of recoveries	(950,892)	(883,525)

Balance at end of period	$297,925	$626,245

At December 31, 2006 and December 31, 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	Year ended December 31,
	2006	2005
Due in one year or less	$166,090	$10,428,933
Due after one year through five years	303,538	23,999,024
Due after five years	100,796	10,034,182

Total	$570,424	$44,462,139

Prior to the RIO sale we utilized a credit facility with DZ Bank and a revolving credit line with Frost to finance the RIOs which we purchased and held for investment. Approximately $43,586,000 of the proceeds from the sale of RIOs was utilized to pay off the DZ Bank credit facility and $2,514,000 was utilized to pay off the Frost revolving credit line.

Interest expense incurred on financing the purchase of RIOs was $2,537,000 in 2006 as compared to $2,417,000 in 2005. The weighted average interest rate paid under both our credit lines in 2006 was 6.7% as compared to 5.8% in 2005. The weighted average interest rate earned on the portfolio was 14.0% for 2006 as compared to 14.1% in 2005.

General and administrative expenses were approximately $3,362,000 for the year ended December 31, 2006 as compared with $3,503,000 in the prior year period. General and administrative expenses include costs associated with underwriting, collection and servicing our RIO portfolio, and general administration of the finance segment operations. Corporate overhead expenses allocated to the finance segment were $348,000 and $446,000 in the year ended December 31, 2006 and 2005, respectively, and are included in general and administrative expenses. Excluding allocated overhead, personnel expenses, including salary, wages, bonus, benefits and payroll taxes, accounted for approximately 50% and 52% of general and administrative expenses for the year ended December 31, 2006 and 2005, respectively.

Results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004

	Year ended December 31, (Unaudited) (In thousands)
	2005			2004
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$98,122	$6,267	$104,389	$82,901	$5,865	$88,766
Costs and expenses:
Costs of remodeling contracts	49,931	—	49,931	43,915	—	43,915
Branch operations	5,300	—	5,300	3,118	—	3,118
Sales, marketing and license fees	33,270	—	33,270	28,978	—	28,978
Interest expense on financing of loan portfolios	—	2,417	2,417	—	1,754	1,754
Provision for loan losses	—	950	950	—	780	780
General and administrative	8,210	3,503	11,713	8,078	3,370	11,448
Restructuring charge	1,321	—	1,321	—	—	—

Operating income (loss)	90	(603)	(513)	(1,188)	(39)	(1,227)
Interest expense	391	117	508	282	79	361
Other income (expense)	314	(1)	313	181	—	181

Income (loss) from continuing operations before income taxes	13	(721)	(708)	(1,289)	(118)	(1,407)
Income tax expense (benefit)	3	(275)	(272)	(418)	(43)	(461)

Net income (loss) from continuing operations	10	(446)	(436)	(871)	(75)	(946)

Net gain (loss) on discontinued operations, net of tax	31	—	31	346	—	346

Net income (loss)	41	(446)	(405)	(525)	(75)	(600)

Management’s Summary of Results of Operations

In connection with our agreements with The Home Depot, in 2005 we opened nine new kitchen and bath sales and installation centers serving approximately 225 The Home Depot stores. In addition, we commenced offering deck products to The Home Depot customers in 60 stores in the Minneapolis and St. Louis markets, sharing our existing interior products facilities. At December 31, 2005, our kitchen and bath products were available to The Home Depot customers in 19 markets, or approximately 535 stores as compared to 11 markets, or approximately 300 stores at December 31, 2004. Our deck products were being offered in approximately 400 stores at December 31, 2005 as compared to 240 stores at December 31, 2004.

For the year ended December 31, 2005 consolidated revenues increased $15,623,000, or 17.6% to $104,389,000, as compared to $88,766,000 for the year ended December 31, 2004. Net loss from continuing operations was $436,000, or $0.05 per diluted share, for the year ended December 31, 2005. The net loss included a pre-tax restructuring charge of $1,321,000 related to restructuring our deck products operations of which $1,129,000 represented a non-cash charge for impairment of certain manufacturing equipment. Excluding the restructuring charge, net income from continuing operations was approximately $377,000, or $0.05 per share as compared to a net loss from continuing operations of $946,000, or $0.13 per diluted share, for the year ended December 31, 2004.

Home Improvement—Revenues from our home improvement operations increased $15,221,000, or 18.4%, to $98,122,000 for the year ended December 31, 2005, from $82,901,000 for the year ended December 31, 2004. Revenues increased principally due to the growth of our programs with The Home Depot, which accounted for approximately 71% of our home improvement revenues for the year ended December 31, 2005.

Net income from continuing operations in our home improvement segment was $10,000 for the year ended December 31, 2005 as compared with a net loss of $871,000 in the prior year period. Our operations in 2005 included a pre-tax restructuring charge of $1,321,000 related to restructuring our deck products operations.

During 2005 we initiated a number of actions to reorganize our deck operations and reduce operating expenses in order to return our home improvement business to profitability. These actions included work force reductions, outsourcing certain labor and manufacturing operations, re-assignment of certain personnel, implementing marketing programs to increase customer leads and consolidation of certain operations.

In connection with our reorganization plan, in the second quarter 2005 we reassigned certain sales and installation management in our kitchen products segment to also oversee our deck operations, and our chief operating officer assumed the duties of president of our USA Deck subsidiary. Additionally, we consolidated the manufacturing of wood decks into our Woodbridge, Virginia facility and we ceased manufacturing wood decks in our Glen Mills, Westborough and Bridgeport facilities, transitioning these facilities into sales, installation and warehouse centers to continue to service our customers in these markets.

During the third and fourth quarters 2005, we began the process of outsourcing a greater number of job installations to subcontractor installers to reduce our dependency on employee installers to more effectively control and balance labor resources and costs, particularly during seasonal variations in demand for our deck products. A significant component of our installation cost is our fleet of specially equipped vehicles and vehicle related expenses, including fuel, insurance and repairs and maintenance. As we continued to transition our workforce to subcontractors, we continued to reduce our vehicle fleet and related costs.

Consumer Finance—In 2005 and 2004 our consumer finance business purchased consumer retail installment obligation contracts, or RIOs, from remodeling contractors, including RIOs generated by our home improvement operations. We utilized a secured credit facility with DZ Bank to purchase and finance RIOs.

For the year ended December 31, 2005, revenues from our consumer finance segment were $6,267,000 as compared to $5,865,000 in the prior year period. Net loss for the finance segment was $446,000 for the year ended December 31, 2005 as compared to $75,000 in the prior year period.

During 2005 we experienced a significant number of rapid and early payoffs of RIOs due to the refinancing environment. Although we purchased approximately $30 million of RIOs in 2005, our portfolio of RIOs increased only $3.5 million to $44.5 million at December 31, 2005 as compared to approximately $41.0 million at December 31, 2004. Consequently we were unable to build our portfolio of RIOs which limited the growth of our revenues.

While increased interest rates in 2005 had a nominal affect on reducing the number of early payoffs of RIOs, the higher interest rates resulted in higher financing costs under our credit lines and reduced our profit margin. In addition, in 2005 we experienced increased loan losses on our RIO portfolio.

Home Improvement Operations—Detailed Review

Revenues attributable to each of our product lines for 2005 and 2004 were as follows (in thousands):

	Year ended December 31,		Increase (Decrease)
	2005	2004	$	%
Kitchen refacing	$65,029	$49,824	$15,205	30.5
Bathroom refacing	13,272	10,577	2,695	25.5
Wood decks	19,348	21,259	(1,911)	(9.0)
Other revenues	473	1,241	(768)	(61.9)

Total Home Improvement revenues	$98,122	$82,901	$15,221	18.4

The increase in revenue reflects growth in new sales orders in our operations which serve The Home Depot, including new orders from centers we opened in 2005. Additionally, revenues increased in our California operations due to improved installation cycle time as compared to the prior year. During 2004 we had encountered difficulties in recruiting a sufficient number of qualified subcontractor installers in our California operations, and consequently we were unable to achieve our normal cycle time of 55 – 60 days to complete sales orders. As a solution to our California installation issues, in October 2004, management implemented a plan to establish an employee-based installation workforce. The decrease in deck revenues reflects a corresponding 10% decline in new orders as compared to the prior year which occurred principally in our Northeastern U.S. markets.

The amount and percentage of home improvement revenues attributable to our major brands for the year ended December 31, 2005 and 2004 were as follows:

	Revenues (In thousands)		Percent of Home Improvement Revenues
	2005	2004	2005	2004
The Home Depot	$69,974	$35,048	71%	42%
Century 21 Home Improvements	15,406	27,050	16%	33%
Company Brands	12,742	20,803	13%	25%

	$98,122	$82,901	100%	100%

New sales orders received for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Year ended December 31,
	2005	2004
New Orders
Kitchen refacing	$61,420	$53,585
Bathroom refacing	14,456	10,850
Decks	18,730	21,141
Other	373	975

Total Home Improvements	$94,979	$86,551

Gross profit for home improvement operations was $48,191,000 or 49.1% of home improvement revenues for the year ended December 31, 2005 as compared to $38,986,000 or 47.0% of home improvement revenues in the prior year period.

Gross profit margin in our interior products segment was 55.1% of related revenues for the year ended December 31, 2005 as compared to 54.2% of related revenues in the prior year period. The increase in gross profit margin reflected increased revenues, which resulted in greater coverage of fixed operating costs, as well as favorable sales product mix and selling price increases.

Gross profit margin in our exterior products segment was 24.8% of related revenues for the year ended December 31, 2005, as compared to 26.5% of related revenues for the year ended December 31, 2004. Gross profit margins as a percentage of revenues were adversely affected by insufficient revenues to cover fixed operating costs.

Branch operating expenses are primarily comprised of fixed costs associated with each of our interior products sales and installation centers and include rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $5,300,000 and $3,118,000 for the years ended December 31, 2005 and 2004, respectively. The increase in branch operating expenses principally reflects our increased operations and new facilities associated with our kitchen and bath programs with The Home Depot.

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

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $12,759,000, or 13.0% of home improvement revenues for the year ended December 31, 2005, as compared to $12,069,000, or 14.6% of home improvement revenues in the prior year period. The increase in sales expenses in dollar terms is the result of the sales commissions on higher revenues and increased recruiting, training and sales management costs principally related to the expansion of our programs with The Home Depot. Selling expenses for our interior products were $11,033,000 for the year ended December 31, 2005 as compared to $9,886,000 in 2004. Selling expenses for our exterior products were $1,726,000 and $2,183,000 for the year ended December 31, 2005 and 2004, respectively.

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

General and administrative expenses for home improvement operations were $8,210,000, or 8.4% of home improvement revenues for the year ended December 31, 2005, as compared to $8,078,000, or 9.7% of home improvement revenues in the prior year period. General and administrative expenses include $2,594,000 and $1,993,000 of corporate overhead costs allocated to home improvement operations for the year ended December 31, 2005 and 2004, respectively. Corporate general and administrative expenses are allocated to each of our reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments.

Consumer Finance Segment—Detailed Review

For the year ended December 31, 2005, revenues from our consumer finance segment were $6,267,000, as compared to $5,865,000 in the prior year period. Revenues during 2005 and 2004 were comprised of the following (in thousands):

	Year ended December 31,
	2005	2004
Interest income	$6,076	$5,471
Gains from loan portfolio sales	—	108
Other revenues and fees	191	286

Total revenues and fees	$6,267	$5,865

During 2005 we experienced a significant number of rapid and early payoffs of RIOs due to the refinancing environment. While interest rates increased in 2005, the increase had a nominal affect on the number of early payoffs of RIOs and consequently we were unable to build our portfolio of RIOs which limited the growth of our revenues.

At December 31, 2005 and 2004, finance receivables held for investment consisted of the following:

	As of December 31,
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

At December 31, 2005 and 2004, respectively, scheduled principal maturities of finance receivables held for investment were as follows:

	As of December 31,
	2005	2004
Due in one year or less	$10,428,933	$9,335,610
Due after one year through five years	23,999,024	22,375,235
Due after five years	10,034,182	9,275,356

Total	$44,462,139	$40,986,201

Interest expense incurred on financing the purchase of RIOs was $2,417,000 for the year ended December 31, 2005 as compared to $1,754,000 in the prior year period. The increase in interest expense was principally due to increases in the interest rate. During 2004 and 2005, we utilized a $5.0 million revolving line of credit and a $75 million credit facility to purchase RIOs. At December 31, 2005 and 2004, respectively, we had approximately $40,455,000 and $38,056,000 outstanding under these lines of credit, respectively. The weighted average interest rate paid under these lines for the year ended December 31, 2005 and 2004 was 5.8% and 4.0%, respectively, and the weighted average interest rate earned on the portfolio was 14.1% and 14.2%, respectively. At December 31, 2005, interest rates on our RIO portfolio ranged from 5.0% to 16.5% with a weighted average interest rate of 14.0%.

In 2005 we have increased our provision for loan losses on our RIO portfolio. Management believed that loan losses in 2005 were higher than expected due to an increase of consumer bankruptcy filings precipitated by revisions to the Federal Bankruptcy Code that became effective in October 2005.

Changes in the allowance for loan losses for the years ended December 31, 2005 and 2004 were as follows:

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

Summarized financial information for the RbA operations is set forth below (in thousands):

	Year ended December 31,
	2005	2004
Revenues	$142	$4,859
Operating income/(loss)	48	552
Income tax expense (benefit)	20	178
Income (loss)	31	346
(Gain) loss on disposal of RbA, net of tax	(3)	17

Assets held for sale	—	42
Warranty reserve	—	(24)

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At December 31, 2006, we had approximately $10,562,000 in cash and cash equivalents.

Cash generated from operations was $4,531,000 in 2006 as compared to $3,330,000 in 2005. The increase in cash generated from operations in 2006 as compared to 2005 is principally due to improvement in the Company’s profitability. As a result of our growth in operations, we experienced increased cash utilization for increases in receivables and inventories.

In 2006 net cash generated from investing and financing activities was approximately $1,614,000 as compared with cash utilized in investing and financing activities of $2,354,000 last year. Investing and financing activities principally include capital expenditures, proceeds from the issuance of common stock and borrowings and repayments of debt obligations.

A significant amount of our investing and financing activities involved borrowings and repayments under our credit lines related to our RIO portfolio. In connection with changing the business model of our consumer finance business, in November 2006 we sold a substantial portion of our RIO portfolio to a financial institution. We generated proceeds of approximately $51,715,000 from the sale which are included in cash flows from investing activities. Prior to the RIO sale, we utilized a credit facility with DZ Bank and a revolving credit line with Frost to finance the RIOs we purchased and held for investment. Approximately $46,100,000 of the proceeds from the sale of RIOs was utilized to pay off these credit lines. Additionally in connection with the RIO portfolio sale, we purchased a non-owner participation interest in the 2006 RIO investment pool. A RIO investment pool consists of all the RIOs purchased by the financial institution during a specific calendar year. The 2006 investment pool includes the RIOs we sold to the financial institution. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. We have agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio we sold. At December 31, 2006, our non-owner participation investment was approximately $2,191,000.

At December 31, 2006, principal and interest payments due under our contractual obligations were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$3,080	$218	$241	$279	$2,342
Operating leases	8,471	2,489	3,930	1,991	61

	$11,551	$2,707	$4,171	$2,270	$2,403

The principal balance of long term debt and lines of credit consisted of the following at December 31, 2006 and 2005.

	Year ended December 31,
	2006	2005
DZ credit facility	$—	$38,021,000
Frost loan agreement:
Term loan	1,200,000	274,479
$3 million RIO revolving line of credit	—	2,433,848
Borrowing base line of credit	—	2,310,339
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,769,693	1,870,181
Other	109,900	189,443

	$3,079,593	$45,099,290

We have a loan agreement with Frost National Bank, or Frost, which provides a $3 million revolving line, a $4 million borrowing base line of credit, an $875,000 line of credit to be used for the purchase of equipment, and a term loan in the amount of $1,200,000. The loan agreement and related promissory notes are secured by substantially all of our assets and those of our subsidiaries. Our subsidiaries are guarantors of the Frost notes.

In February 2006 we exercised our option to purchase our kitchen cabinet refacing manufacturing facility located in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million Frost term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000) was applied against our outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at London Interbank Offered Rate, or LIBOR, plus 2.6% until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

The Frost revolving line allows borrowings up to $3 million for the purchase of RIOs. As a result of the change in our consumer finance business, we will not continue to utilize the revolving line that matures February 28, 2007.

The Frost Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving eligible accounts receivable and eligible inventory. At December 31, 2006, we had no amount outstanding and a remaining borrowing capacity of $4,000,000. Interest on the Borrowing Base Line of Credit is payable monthly at LIBOR plus 2.6%. The Borrowing Base Line of Credit matures February 28, 2007. We anticipate renewing the Borrowing Base Line of Credit, and will seek to increase the credit line to $6,000,000.

Our Frost loan agreement contains covenants, which among other matters, (1) limit our ability to incur indebtedness, merge, consolidate and sell assets; (2) require us to meet certain ratios related to tangible net worth, debt to tangible net worth and fixed charge coverage, and (3) limit us from making any acquisition which requires in any fiscal year $1,000,000 cash or $2,000,000 of cash and non cash consideration. We were in compliance with all restrictive covenants at December 31, 2006.

During the years 2006 and 2005, we utilized approximately $1,047,000 and $866,000 of cash for capital expenditures, respectively. Capital expenditures principally included machinery and equipment, leasehold improvements and computer hardware and software. Cash capital expenditures were $2,242,000 in 2004 principally related to machinery and equipment purchases in connection with manufacturing plants for the expansion of our deck operations under our agreements with The Home Depot.

Our expansion program under our agreement with The Home Depot requires us to open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility.

We believe we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund our business strategy, including the expansion of our operations under our agreement with The Home Depot for the next 12-18 months. We believe that our credit facilities will be renewed or replaced with similar credit lines as these loans mature. However, if we need additional capital to execute our growth strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

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

Goodwill

We test goodwill for impairment at least annually. The impairment tests are based on the measurement of fair value. Significant judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. If we were to determine that impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value. If, for example, our projection of future operating results were to deteriorate due to a material decline in revenues resulting from a loss of our strategic partner, such projections could materially impact the associated units fair value and require us to write down goodwill.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company is required to apply the provisions of FIN 48 beginning January 1, 2007. The Company does not anticipate any material effect on its financial statements as a result of FIN 48.

In March 2006 the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability, measured at its fair value, each time it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement of its servicing assets and liabilities. The Company is required to begin applying the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions beginning January 1, 2007. The Company does not anticipate any material effect on its consolidated financial statements as a result of adopting the provisions of SFAS No. 156.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Prior to the application of SAB 108, we used the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective in the fourth calendar quarter of 2006. The Company was not required to record an adjustment upon the application of SAB 108.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in VIE or off-balance sheet transactions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks from changes in short-term interest rates since our credit facilities and debt agreements contains interest rates that vary with interest rate changes in LIBOR. However, based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to page F-1 herein for the Index to Financial Statements. The information required in Schedule II—Valuation and Qualifying Accounts is included in the Notes to the Financial Statements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 3a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal control over financial reporting (as defined in Rule 3a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES ,

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (c) Exhibits:

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen—U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.6(e)	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

Exhibit Number	Description of Exhibit
10.7(e)	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.8(e)	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.9(e)	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.10(e)	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.11(f)	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.12(f)	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.13(f)	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.14(f)	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15(f)	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.16(g)	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.17(g)	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.18(g)	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.19(g)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.20(g)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.21(h)	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.22(h)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.23(h)	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.24(h)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

Exhibit Number	Description of Exhibit
+10.25(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.26(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.27(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.28(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.29(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.30(i)	Amended and Restated 2000 Stock Compensation Plan

+10.31(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.32(j)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.33(k)	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.34(k)	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.35(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.36(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.37(l)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.38(m)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.39(m)	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.40(n)	Non-Employee Director Compensation Plan

+10.41(n)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.42(n)	Form of Restricted Stock Agreement for Employees

10.43(o)	Fifth Amendment Agreement, dated as of January 20, 2006, to the Receivables Loan and Security Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc. (“FCC”) as Servicer, Autobahn Funding Company LLC, as Lender, DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent, U.S. Bank, National Association and Compu-Link Corporation. Certain schedules and exhibits have been omitted.

10.44(o)	First Amendment Agreement, dated as of January 20, 2006, to the Purchase and Contribution Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, and First Consumer Credit, Inc. (“FCC”).

10.45(o)	First Amendment Agreement, dated as of January 20, 2006, to the Fee Letter, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc., as Servicer, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent.

10.46(p)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.47(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit
10.48(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.49(p)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.50(p)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.51(p)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.52(p)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.53(p)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.54(p)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.55(p)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.56(p)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.57(p)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.58(r)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request.

+10.59(s)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.60(t)	Purchase and Sale Agreement dated as of November 2, 2006 between FCC Acceptance Corp., First Consumer Credit, Inc. and FCC Investment Trust I. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.61(t)	Sourcing and Servicing Agreement dated as of November 2, 2006 between FCC Investment Trust I and First Consumer Credit, Inc. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

21.1(x)	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 25, 2006, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on November 8, 2006 and is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 22, 2007 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2007.

Signature	Title	Date

/s/ MURRAY H. GROSS Murray H. Gross	Chairman, Chief Executive Officer and Director	March 22, 2007

/s/ ROBERT A. DEFRONZO Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 22, 2007

/s/ D.S. BERENSON D.S. Berenson	Director	March 22, 2007

/s/ DON A. BUCHHOLZ Don A. Buchholz	Director	March 22, 2007

/s/ LARRY A. JOBE Larry A. Jobe	Director	March 22, 2007

/s/ KENNETH L. MURPHY Kenneth L. Murphy	Director	March 22, 2007

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 19 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” effective January 1, 2006.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 22, 2007

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$10,561,972	$4,417,381
Restricted cash	—	1,824,012
Accounts receivable—trade, net	4,714,808	3,824,982
Accounts receivable-other	430,877	85,325
Income tax receivable	104,381	717,571
Commission advances	899,780	505,796
Inventories	4,258,866	3,306,947
Prepaid expenses	858,522	1,123,005
Deferred income taxes	971,251	830,890
Finance receivables held for investment, net	263,665	43,451,423
Property, plant, and equipment, net	5,796,318	6,044,291
Goodwill	7,357,284	7,357,284
Participation investment	2,191,285	—
Other assets	524,078	868,602

Total assets	$38,933,087	$74,357,509

Liabilities and Stockholders’ Equity
Accounts payable	$2,583,328	$2,858,185
Customer deposits	74,625	1,240,190
Accrued wages, commissions, and bonuses	1,574,310	1,005,720
Federal and state taxes payable	2,786,034	397,873
Other accrued liabilities	1,377,904	1,130,186
Deferred income taxes	563,864	1,240,634
Deferred revenues	6,640	—
Long-term debt	3,079,593	45,099,290
Capital lease obligations	—	336,017

Total liabilities	12,046,298	53,308,095

Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 8,210,160 and 7,976,286 shares issued and outstanding at December 31, 2006 and 2005, respectively	8,210	7,976
Additional capital	19,016,937	17,674,170
Note receivable for stock issued	—	(274,950)
Retained earnings	7,861,642	3,642,218

Total stockholders’ equity	26,886,789	21,049,414

Total liabilities and stockholders’ equity	$38,933,087	$74,357,509

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
Revenues:
Remodeling contracts	$120,811,246	$98,104,231	$82,638,527
Gains from loan portfolio sales	819,170	—	107,479
Interest income	5,698,890	6,076,288	5,470,900
Sourcing and servicing revenues	240,609	—	—
Other	189,775	208,717	548,830

Total revenues	127,759,690	104,389,236	88,765,736

Costs and expenses:
Cost of remodeling contracts	56,983,100	49,931,008	43,914,971
Branch operations	7,392,220	5,300,596	3,118,033
Sales, marketing and license fees	40,638,036	33,269,439	28,977,549
Interest expense on financing of loan portfolios	2,537,213	2,417,560	1,754,280
Provision for loan losses	743,357	949,948	780,226
General and administrative	12,250,151	11,712,776	11,447,556
Restructuring charge	—	1,321,006	—

Income (loss) from operations	7,215,613	(513,099)	(1,226,879)
Interest expense	530,721	508,218	361,430
Other income, net	332,049	313,002	181,637

Income (loss) before income taxes	7,016,941	(708,315)	(1,406,672)
Income tax expense (benefit)	2,797,517	(272,671)	(460,642)

Income (loss) from continuing operations	4,219,424	(435,644)	(946,030)

Discontinued operations:
Income on discontinued operations	—	51,008	523,776
Tax expense	—	19,893	178,084

Income from discontinued operations	—	31,115	345,692

Net income (loss)	$4,219,424	$(404,529)	$(600,338)

Net income (loss) per common share:
Basic:
Continuing operations	$0.52	$(0.05)	$(0.13)
Discontinued operations	—	—	0.05

Net income (loss)	$0.52	$(0.05)	$(0.08)

Diluted:
Continuing operations	$0.51	$(0.05)	$(0.13)
Discontinued operations	—	—	0.05

Net income (loss)	$0.51	$(0.05)	$(0.08)

Weighted average common shares outstanding:
Basic	8,114,598	7,936,715	7,230,021

Diluted	8,295,233	7,936,715	7,230,021

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	U.S. Home Systems Common Stock		Additional Capital	Unearned Compensation Restricted Stock Awards	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2004	6,524,302	6,524	9,687,122	—	4,647,085	(274,950)	14,065,781
Issuance of common stock	1,303,050	1,303	7,284,104	—	—	—	7,285,407
Issuance of common stock on stock option exercises	40,266	41	157,808	—	—	—	157,849
Issuance of common stock—acquisitions	20,455	20	224,985	—	—	—	225,005
Cancellation of common stock	(2,951)	(3)	3	—	—	—	—
Tax benefits applicable to the exercise of employee stock options	—	—	47,685	—	—	—	47,685
Net loss	—	—	—		(600,338)	—	(600,338)

Balance at December 31, 2004	7,885,122	7,885	17,401,707	—	4,046,747	(274,950)	21,181,389
Issuance of restricted stock	56,434	56	330,808	($213,224)			117,640
Issuance of common stock on stock option exercises	34,730	35	153,493	—	—	—	153,528
Tax benefits applicable to the exercise of employee stock options and awards			1,386	—	—	—	1,386
Net loss	—	—	—	—	(404,529)	—	(404,529)

Balance at December 31, 2005	7,976,286	$7,976	$17,887,394	($213,224)	$3,642,218	($274,950)	$21,049,414
Adoption of SFAS No. 123R	(45,542)	(45)	(213,179)	213,224	—	—	—
Issuance of common stock on stock option exercises	241,278	241	569,781	—	—	—	570,022
Release of restricted stock awards	26,138	26	(26)	—	—	—	—
Issuance of common stock in exchange for services	12,000	12	92,388	—	—	—	92,400
Tax benefits applicable to the exercise of employee stock options and awards	—	—	263,679	—	—	—	263,679
Stock compensation	—	—	416,900	—	—	—	416,900
Payment of note receivable for stock issued	—	—	—	—	—	274,950	274,950
Net income	—	—	—	—	4,219,424	—	4,219,424

Balance at December 31, 2006	8,210,160	8,210	19,016,937	—	7,861,642	—	26,886,789

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income (loss)	$4,219,424	(404,529)	$(600,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,310,673	1,669,684	1,928,422
Net provision for loan losses and bad debts	816,580	1,059,316	937,901
Gains from loan portfolio sales	(819,170)	—	(107,479)
Write-down of long-lived assets	—	1,128,969	28,709
Stock based compensation	509,300	117,640	—
Changes in operating assets and liabilities:
Finance receivables held for sale:
Sales of loan portfolios	—	—	731,053
Purchases of finance receivables for sale	—	—	(623,574)
Accounts and other receivables	(1,797,259)	(188,055)	(1,994,992)
Inventories	(951,919)	719,440	(1,244,545)
Commission advances and prepaid expenses	(275,294)	(88,681)	107,520
Accounts payable and customer deposits	(1,440,422)	(1,454,894)	323,581
Accrued expenses	568,590	138,541	(159,159)
Income taxes	2,184,220	307,215	(681,488)
Other assets and liabilities, net	206,267	325,445	(66,163)

Net cash provided (used in) operating activities	4,530,990	3,330,091	(1,420,552)

Investing Activities
Purchases of property, plant, and equipment	(1,046,994)	(866,489)	(2,241,768)
Proceeds from sale of assets	18,069	147,493	—
Acquisitions, net of cash acquired	—	—	(50,000)
Proceeds from sale of RIOs	51,715,449	—	—
Purchase of finance receivables	(29,638,091)	(29,356,472)	(28,728,241)
Principal payments on finance receivables	22,179,505	25,301,490	23,217,309
Non-owner participation investment	(2,191,285)
Other	—	56,339	(1,490)

Cash provided by (used in) investing activities	41,036,653	(4,717,639)	(7,804,190)

Financing Activities
Proceeds from lines of credit and long-term borrowings	12,545,867	28,996,988	48,547,107
Principal payments on lines of credit, long-term debt, and capital leases	(54,901,582)	(26,098,773)	(44,918,788)
Change in restricted cash	1,824,012	(688,618)	(385,662)
Payments received on notes receivable	274,950	—	—
Income tax benefits on stock option exercises and awards released	263,679	—	—
Issuance of common stock, net	570,022	153,528	7,443,255

Net cash provided by (used in) financing activities	(39,423,052)	2,363,125	10,685,912

Net increase in cash and cash equivalents	6,144,591	975,577	1,461,170
Cash and cash equivalents at beginning of year	4,417,381	3,441,804	1,980,634

Cash and cash equivalents at end of year	$10,561,972	4,417,381	$3,441,804

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,995,377	2,639,344	$1,872,824

Cash payments (refunds) of income taxes	$505,242	(501,367)	$548,651

Non-cash capital expenditures financed with debt	$—	67,200	$85,000

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in two lines of business, the home improvement business and the consumer finance business. In its home improvement business, the Company manufactures or processes, designs, sells and installs custom quality specialty home improvement products, exclusively for The Home Depot. The Company’s consumer finance business provides servicing and sourcing of retail installment obligations, or RIOs, for an unaffiliated financial institution. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories.

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

Restricted cash represents cash held in a collection account in connection with the Company’s Credit Facility with DZ Bank. As of December 31, 2006, the Company’s Credit Facility with DZ Bank was terminated and no cash balance remained in the collection account.

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

The accrual of interest on RIOs is discontinued on the earlier of when the Company determines that the loan is impaired or when the loan is 90 days or more past due. Accrued, but unpaid interest is charged off when the

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

accrual of interest on RIOs is discontinued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to recover all amounts due according to the terms of the RIO. A loan is placed back on the accrual status when both interest and principal are current. At December 31, 2006 and 2005, the Company had approximately $268,000 and $455,000, respectively, in loans on a non-accrual status.

An allowance for loan loss is established through a provision for loan losses charged against income. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the RIOs in light of historical experience and adverse situations that may affect the obligors’ ability to repay. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. RIOs deemed to be uncollectible are charged against the allowance when management believes that the loan will no longer perform or be recovered from other sources. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses on finance receivables held for investment was approximately $298,000 and $626,000 at December 31, 2006 and 2005, respectively.

Accounts Receivable- trade

Trade accounts receivable consist of amounts due from The Home Depot, individuals, credit card sponsors and financial institutions. In May 2006, the Company entered into a new three year service provider agreement with The Home Depot. Among other items, the agreement provides that the Company will not offer its products or installation services under any other brand or trademark. Consequently, at December 31, 2006 all of the Company’s home improvement operations exclusively serve The Home Depot. Under the Company’s agreement with The Home Depot the customer pays The Home Depot, who then pays the Company. Prior to entering into the new service provider agreement, in addition to servicing The Home Depot, the Company marketed its products directly to consumers under other brands. At December 31, 2006 and 2005, The Home Depot represented 100% and 76% of the Company’s trade receivables, respectively.

The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected default rates and historical default rates. An allowance for losses is established through a provision for bad debts charged against income. The Company charges off accounts against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The change in the allowance for bad debts is as follows:

	Year ended December 31,
	2006	2005	2004
Balance at beginning of year	$253,201	$116,894	$86,001
Provisions for doubtful accounts	73,223	109,368	157,676
Write-offs, net of recoveries	(80,219)	26,939	(126,783)

Balance at end of year	$246,205	$253,201	$116,894

Inventories

Inventories (consisting of raw materials and work-in-process) are carried at the lower of cost (determined by the first-in, first-out method) or market. Inventories are recorded net of write-downs for unusable, slow-moving and obsolete items. Amounts in work-in-progress relate to costs expended on firm orders and are not generally subject to obsolescence.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Servicing Asset

The Company accounts for its servicing activity by recognizing either a servicing asset or a servicing liability each time it undertakes an obligation to service RIOs.

Servicing assets are amortized to servicing revenues over the period of estimated net servicing income. Servicing assets recognized in connection with the Company’s sourcing of new RIOs for the financial institutions’ RIO portfolios also result in the recognition of deferred revenues because the Company has not yet provided the services. In this case, both the servicing asset and deferred revenue are amortized to servicing revenues in equal amounts over the period of estimated net servicing income.

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

The Company completed tests for impairment of goodwill based upon the measurement of the fair value of goodwill and determined that there was no impairment at December 31, 2006 and 2005.

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

Credit Facility Origination Costs

In connection with the incurrence of indebtedness, the Company generally incurs direct administrative costs and expenses. These costs are capitalized as credit facility origination costs and included in other assets. The Company amortizes these fees to interest expense over the term of the related debt.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company recognizes gains from sales of portfolios of RIOs upon each portfolio sale equal to the sale amount less the cost of the purchased portfolio.

The Company is a party to a sourcing and servicing agreement with an unaffiliated financial institution. Sourcing revenues are recognized when RIOs, which have been sourced by the Company, are purchased by the unaffiliated financial institution. Sourcing revenues are based on the purchase price of the RIO and a specified contractual rate.

Servicing revenues are recognized upon the performance of servicing activities. Servicing revenues are based upon the principal balance of RIOs outstanding and the contractual servicing fee rate. Amortization of servicing assets and deferred service revenues are recorded in servicing revenues.

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores. The Company expenses all such costs as incurred. Marketing expense also includes marketing fees paid to The Home Depot on each sale. Advertising and marketing expenses were approximately $24,268,000, $20,049,000 and $16,097,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Compensation

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method (see Note 19).

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004.

	2005	2004
Pro forma:
Net loss as reported	$(404,529)	$(600,338)
Restricted stock compensation included in income, net of taxes of $45,879	71,761	—
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(177,983)	(168,850)

Pro forma loss available to common stockholders	$(510,751)	$(769,188)

Earnings per common share—as reported—basic	$(0.05)	$(0.08)

Earnings per common share—as reported—diluted	$(0.05)	$(0.08)

Earnings per common share—pro forma—basic	$(0.06)	$(0.11)

Earnings per common share —pro forma—diluted	$(0.06)	$(0.11)

Restructuring charges

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Income Taxes

The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their bases for financial reporting purposes.

Warranties

In addition to the manufacturers’ warranties for defective materials, the Company provides each customer a limited warranty covering defective materials and workmanship. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. Warranty expenses are included in the cost of remodeling contracts. The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense.

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$246,629	$115,263	$15,000
Provision for warranty expenses	1,048,286	568,286	293,185
Warranty costs incurred	(1,012,135)	(436,920)	(192,922)

Balance at end of year	$282,780	$246,629	$115,263

Earnings Per Share

Basic earnings per share is based on the income available to common stockholders and the weighted average number of shares outstanding during the year. Diluted earnings per share include the effect of dilutive common stock equivalents except when those equivalents would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2006, management believes that the carrying value of long-term debt approximates its fair value. Based on the market rates of interest on each individual RIO, the carrying value of receivables held for investment approximates its fair value.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company is required to apply the provisions of FIN 48 beginning January 1, 2007. The Company does not anticipate any material effect on its financial statements as a result of FIN 48.

In March 2006 the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability, measured at its fair value, each time it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement of its servicing assets and liabilities. The Company is required to begin applying the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions beginning January 1, 2007. The Company does not anticipate any material effect on its consolidated financial statements as a result of adopting the provisions of SFAS No. 156.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Prior to the application of SAB 108, we used the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective in the fourth calendar quarter of 2006. The Company was not required to record an adjustment upon the application of SAB 108.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

3.	Restructuring Charges

In April 2005, the Company implemented a plan to reorganize its deck product business and consolidate the manufacturing of wood decks at its Woodbridge, Virginia facility. The Company ceased manufacturing of wood decks at its Glen Mills, Pennsylvania, Westborough, Massachusetts and Bridgeport, Connecticut, facilities effective May 30, 2005 and transitioned these facilities into sales, installation and warehouse centers.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2006 there were no remaining obligations. A summary of the significant components of the pretax restructuring charge is as follows (in thousands):

	Restructuring Related Charges	Non-Cash Charges	Cash Payments	Balance at December 31, 2006
Severance costs	$100	$—	$(100)	$—
Fixed asset impairment	1,129	(1,129)	—	—
Vehicle lease costs	77	—	(77)	—
Other	15	—	(15)	—

	$1,321	$(1,129)	$(192)	$—

4.	Information About Segments

The Company is engaged in two lines of business, the home improvement business and the consumer finance business. In the home improvement business, the Company manufactures or procures, designs, sells and installs custom kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories exclusively for The Home Depot. The Company’s home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

Since October 2003, the Company’s home improvement operations have engaged in an expansion program under its agreement with The Home Depot. In May 2006, the Company entered into a new three year service provider agreement with The Home Depot which, among other items, provides that the Company will not offer its products or installation services under any brand or trademark other than as approved by The Home Depot. Prior to the new agreement, in addition to the Company marketing its products under the brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.”, the Company also marketed it products directly to consumers under the “CENTURY 21 Cabinet Refacing” and “CENTURY 21 Home Improvements” brands or the Company’s own Facelifters and Designer Deck brands.

Until November 2006 the Company’s consumer finance business, First Consumer Credit, Inc. (“FCC”), purchased retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by the Company’s own home improvement operations. FCC held and serviced the RIOs for its own account. In November 2006 the Company changed the business model of its consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for an unaffiliated financial institution. In connection with this change FCC entered into a Purchase and Sale Agreement, or Purchase Agreement, whereby FCC sold a substantial portion of its RIO portfolio to the financial institution. Concurrent with the sale of RIOs, FCC entered into a Sourcing and Servicing Agreement, or Sourcing Agreement, with the financial institution whereby FCC will provide identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. In addition, the agreement provides for FCC to service the institution’s RIO portfolios, including the RIOs FCC sold.

Prior to 2006, the Company had three operating and reporting segments, the interior products segment, the exterior products segment, and the consumer finance segment. In the interior products segment, the principal

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

product lines included kitchen and bathroom cabinetry and cabinet refacing products and countertops. In the exterior products segment, the product line included wood and composite decks and related accessories.

On January 1, 2006, as part of a restructuring of the deck operations, the business and operations of the interior and exterior product segments were consolidated through the merger of the Company’s USA Deck, Inc. subsidiary with and into the Company’s U.S. Remodelers, Inc. subsidiary. As a result of the merger, USA Deck’s corporate existence was dissolved and all USA Deck business operations were assumed by U.S. Remodelers. In connection with the restructuring, the Company consolidated sales, marketing, management and operations functions of these businesses and the previous discrete financial information related to the deck business was no longer available. As of January 1, 2006, all of the Company’s home improvement products were being offered through the U.S. Remodelers subsidiary. The Company’s chief operations decision maker (CDOM) reviews financial information on each segment, the home improvement segment and the consumer finance segment, of which deck products are only one of several offered in the home improvement segment. Accordingly, the Company’s reporting segments for the year ended December 31, 2006 consist of two operating segments, the home improvement segment (including the former interior product and exterior product segments) and the consumer financing segment. The segment data for the years ended December 31, 2005 and 2004 has been restated to conform to the current presentation.

The following presents certain financial information of the Company’s segments for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands):

	Revenues			Income (Loss) From Continuing Operations Before Tax
	2006	2005	2004	2006	2005	2004
Segment
Home Improvement	$120,811	$98,122	$82,901	$6,826	$13	$(1,289)
Consumer Finance	6,949	6,267	5,865	191	(721)	(118)

Consolidated Totals	$127,760	$104,389	$88,766	$7,017	$(708)	$(1,407)

	Assets			Capital Expenditures
	2006	2005	2004	2006	2005	2004
Home Improvement	$34,383	$38,307	$34,256	$1,008	$837	$2,264
Consumer Finance	9,285	50,243	47,614	39	96	63
Eliminations of intercompany loans	(4,735)	(14,192)	(10,227)	—	—	—

Consolidated Totals	$38,933	$74,358	$71,643	$1,047	$933	$2,327

	Depreciation/Amortization			Interest Expense, Net(1)
	2006	2005	2004	2006	2005	2004
Home Improvement	$1,284	$1,643	$1,669	$(72)	$(132)	$(164)
Consumer Finance	27	27	259	(115)	(117)	(78)

Consolidated Totals	$1,311	$1,670	$1,928	$(187)	$(249)	$(242)

(1)	Interest income (expense), net in this table for the consumer finance segment does not include interest income or expense related to the Company’s portfolio of RIOs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Revenues attributable to each of our product lines in our home improvement segment are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Product lines:
Kitchen refacing	$82,786	$65,029	$49,824
Bathroom refacing	11,174	13,272	10,577
Replacement windows	62	455	978
Decks	26,789	19,348	21,259
Other revenues	—	18	263

Total Home Improvement revenues	$120,811	$98,122	$82,901

Percentage of home improvement revenues attributable to our major brands are as follows:

	Year ended December 31,
	2006	2005	2004
The Home Depot	94%	71%	42%
Century 21 Home Improvements	2	16	33
Company Brands	4	13	25

Total	100%	100%	100%

Revenues in our consumer finance segment were comprised of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Interest income	$5,699	$6,076	$5,471
Gains from loan portfolio sales	819	—	108
Sourcing and servicing revenue	241	—	—
Other revenues and fees	190	191	286

Total revenues and fees	$6,949	$6,267	$5,865

The Company maintains discrete financial information of each segment. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. For the years ended December 31, 2006, 2005 and 2004 corporate overhead expenses of $3,573,000, $3,040,000 and $2,433,000 respectively, were allocated to its reporting segments as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Home Improvement	$3,225	$2,594	$1,993
Consumer Finance	348	446	440

	$3,573	$3,040	$2,433

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Goodwill

As of December 31, 2006 and 2005, goodwill consisted of the following:

December 31, 2006 and 2005
Home Improvement	$3,589,870
Customer Finance	3,767,414

Consolidated Total	$7,357,284

6.	Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Raw materials	$2,306,837	$2,079,111
Work-in-progress	1,952,029	1,227,836

	$4,258,866	$3,306,947

7.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,		Depreciable
	2006	2005	Lives
Buildings and improvements	$2,994,495	$2,958,867	25-30 years
Machinery and equipment	3,651,743	3,638,409	3-7 years
Furniture, fixtures, and computer equipment	4,240,440	3,782,164	3-7 years
Leasehold improvements	913,674	865,008	3-5 years
Construction in process	332,642	25,722

	12,132,994	11,270,170
Less accumulated depreciation and amortization	(6,736,676)	(5,625,879)

	5,396,318	5,644,291
Land	400,000	400,000

	$5,796,318	$6,044,291

Depreciation and amortization expense related to property, plant and equipment was approximately $1,287,000, $1,632,000 and $1,653,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

8.	Finance Receivables Held For Investment

On November 2, 2006, FCC entered into a purchase and sale agreement with a financial institution pursuant to which FCC sold a substantial portion of its finance receivable, or RIO, portfolio. The RIOs purchased by the institution was determined based on certain criteria specified in the purchase agreement. As a result of the RIO sale, revenues in the consumer finance segment included a one-time gain of $819,000, net of a termination fee of $291,000 related to the early termination of FCC’s credit facility with DZ Bank and a $234,000 write down of unamortized credit facility origination costs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Immediately after the sale, FCC had a remaining RIO portfolio of approximately $746,000, which were not eligible to be sold under the terms of the purchase and sale agreement. FCC will continue to service the remaining RIOs until they are sold or paid off.

At December 31, 2006 and 2005, finance receivables held for investment consisted of the following:

	December 31,
	2006	2005
Principal balance:
Secured	$364,065	$31,117,508
Unsecured	206,359	13,344,631

Total principal balance	570,424	44,462,139
Net premium (discount)	(8,834)	(421,428)
Deferred origination costs	—	36,957
Allowance for losses on finance receivables	(297,925)	(626,245)

Carrying value of finance receivables	$263,665	$43,451,423

Number of loans	169	7,040

Allowance as a percentage of gross finance receivables	52.2%	1.4%

90+ days contractual delinquency:
Total amount delinquent	$267,852	$451,646

% delinquent	46.9%	1.0%

RIOs on non-accrual status	$267,852	$454,822

% on non-accrual status	46.9%	1.0%

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of period	$626,245	$559,822	$394,734
Provision for losses	743,357	949,948	780,226
Charge offs, net of recoveries	(950,892)	(883,525)	(615,138)
Charge off to gain on sale of RIOs	(120,785)	—	—

Balance at end of period	$297,925	$626,245	$559,822

At December 31, 2006 and 2005, scheduled principal maturities of finance receivables held for investment are as follows:

	December 31,
	2006	2005
Due in one year or less	$166,090	$10,428,933
Due after one year through five years	303,538	23,999,024
Due after five years	100,796	10,034,182

Total	$570,424	$44,462,139

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Prior to the RIO portfolio sale, the Company utilized credit lines to purchase RIOs (see Notes 4 and 9). The weighted average interest rate paid under these lines in 2006 and 2005 was 6.7% and 5.8%, respectively. The weighted average interest rate earned on the RIO portfolio was 14.0% and 14.1% for the years ended December 31, 2006 and 2005 respectively. At December 31, 2006, interest rates on finance receivables held for investment range from 5.0% to 16.5% with a weighted average interest rate of 14.0%.

9.	Servicing Asset

Concurrent with the sale of the Company’s RIO portfolio, the Company entered into a Sourcing Agreement with the financial institution. Under the Sourcing Agreement the Company provides identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. The Sourcing Agreement also provides for the Company to service the institution’s RIO portfolio, including the RIOs the Company sold. The Company receives contractual fees for each of its sourcing and servicing activities. Fees for servicing are based on the outstanding balance of the RIO portfolio at the beginning of each month. Revenues from servicing were $124,000 in 2006.

At December 31, 2006 the Company had a servicing asset of $63,000 which is included in “other assets” on the Company’s Consolidated Balance Sheet as follows:

Servicing Asset	Year ended December 31, 2006
Carrying amount—beginning of year	$—
Additions:
Servicing asset resulting from transfer of financial assets	63,699
Servicing asset related to sourcing new RIOs	7,051
Subtractions:
Amortization	(7,661)

Carrying amount—end of year	$63,089

Quoted market prices for servicing assets are generally not available and consequently the Company estimates the fair value of its servicing assets based on the net present value of future expected cash flows from servicing activities. These estimates involve making key assumptions including credit losses, prepayment speeds, discount rates commensurate with the risks involved and market cost to service the RIO portfolio. The Company estimates for these factors in 2006 were: prepayment speed (64%); weighted average life (42 months), cumulative credit losses (3.85%), and discount rate (20%).

10.	Participation Investment

In connection with the Company’s sale of its RIO portfolio, the Sourcing Agreement provides that FCC has the right to purchase a non-owner participation interest in any RIO investment pool purchased by the financial institution. A RIO investment pool consists of all the RIOs purchased by the financial institution during a specific calendar year. FCC has agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio acquired by the financial institution pursuant to the Purchase Agreement. The investment is returned from the cash flows of the RIO pool as the portfolio pays down. FCC is also entitled to a preferred return on the investment equal to LIBOR plus 3.5%, with a minimum return of 8%, subject to the cash flow performance of the RIO portfolio, as further defined in the Sourcing Agreement. FCC has declined to participate in the 2007 investment pool.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

During 2006 FCC received approximately $31,000 return on the investment which is included in other revenues on our Consolidated Statement of Operations. At December 31, 2006, the non-owner participation investment was $2,191,000.

11.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	Year ended December 31,
	2006	2005
DZ Credit Facility	$—	$38,021,000
Frost Loan Agreement:
Term loan	1,200,000	274,479
$3 million RIO revolving line of credit	—	2,433,848
Borrowing base line of credit	—	2,310,339
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,769,693	1,870,181
Other	109,900	189,443

	$3,079,593	$45,099,290

Maturities of debt under the Company’s credit facilities as of December 31, 2006, are as follows:

2007	$217,920
2008	116,117
2009	124,821
2010	134,177
2011	144,235
Thereafter	2,342,323

$3,079,593

DZ Credit Facility

On February 11, 2003, FCC entered into a credit facility agreement (the “Credit Facility”) with Autobahn Funding Company LLC (“Autobahn”) as the lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ Bank”), as the Agent. FCC Acceptance Corporation (“FCCA”), a wholly-owned subsidiary of FCC, is the borrower under the Credit Facility. FCC is the servicer under the Credit Facility. The Credit Facility is restricted to the purchase and financing of RIOs, and is secured by the RIOs financed under the Credit Facility. Transaction costs were approximately $800,000 and are being amortized to interest expense over the term of the agreement. Amortization of Credit Facility origination costs was approximately $147,000, $164,000 and $163,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

On November 2, 2006, approximately $43,586,000 of the proceeds from the sale of the Company’s RIO portfolio was utilized to pay off the DZ Bank credit facility, including a termination fee of $280,000, and the credit facility and related agreements were terminated. The remaining $234,000 unamortized credit facility origination costs were charged off to the gain on the RIO portfolio sale.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Simultaneous with amending the Frost loan agreement, the Company exercised its option to purchase its manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.6% (7.9% at December 31, 2006) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At December 31, 2006, the Company had outstanding borrowings of $1,200,000 under the term loan.

The revolving line provided an additional credit facility for the purchase of RIOs. Subject to the $3 million credit limit, the maximum advance under the Revolving Line was 90% of the outstanding principal balance of eligible RIOs. FCC generally held RIOs under the Frost revolving line until the first required payment was made by the customer, typically within 30 days, and then sold the RIO portfolios to its subsidiary, FCCA, utilizing the Credit Facility with DZ Bank to refinance and pay down the Frost revolving line. Interest on the Frost revolving line was payable monthly at LIBOR plus 2.6%. On November 2, 2006, approximately $2,514,000 of the proceeds from the sale of the Company’s RIO portfolio was utilized to pay off the Frost revolving line.

The Frost Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. During 2006, the Company utilized funds from the Term Loan, proceeds from the RIO portfolio sale, and general available to cash to pay down the Borrowing Base Line of Credit. At December 31, 2006 the Company had no balance outstanding under the Frost Borrowing Base Line of Credit, and a $4,000,000 borrowing capacity. The Borrowing Base Line matures February 28, 2007, at which time any outstanding principal and accrued interest is due and payable. Interest on the Borrowing Base Line is payable monthly at LIBOR plus 2.6%.

The Frost $775,000 term loan was paid in full during 2006. The loan was payable in 48 monthly principal payments of $16,146 plus accrued interest through May 30, 2007. Interest is computed on the unpaid principal balance at LIBOR plus 2.6%.

The $875,000 line of credit is available for the Company to purchase equipment during the next 12 months. Interest only at LIBOR plus 2.6% is payable monthly until February 10, 2007. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The Company has no outstanding balance under this term note.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company was in compliance with all restrictive covenants at December 31, 2006.

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

Other

In April of 2006, the Company entered into an agreement to finance $1.3 million in costs related to the Company’s insurance policies. Interest on the unsecured loan is 5.5%, and the loan is payable in monthly principal and interest payments of $112,415 through January 2007. At December 31, 2006, the amount outstanding was $109,900.

12.	Capital Leases

As of December 31, 2006 the Company had no obligations outstanding under capital leases. During 2006 the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia which was under a capital lease. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan (See Note 10).

Amortization expense on capital leases is included in depreciation and amortization expense.

13.	Related Parties

D.S. Berenson, a director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the years ended December 31, 2006, 2005 and 2004 of approximately $149,000, $160,000 and $163,000, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Commitments and Contingencies

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Rent expense recognized under non-cancelable operating leases was approximately $3,258,000, $3,535,000, and $2,635,000, for the years ended December 31, 2006, 2005 and 2004, respectively. Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2006, are approximately:

2007	$2,489,222
2008	2,084,651
2008	1,844,962
2010	1,395,203
2011	595,684
Thereafter	61,193

Total minimum lease payments	$8,470,915

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

15.	Capitalization

U.S. Home Systems, Inc. has authorized 30,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock.

On May 5, 2003, the Company entered into a Stock Purchase Agreement with Bibicoff & Associates, Inc. (“Bibicoff”). Pursuant to the Stock Purchase Agreement, Bibicoff purchased in a private transaction 50,000 restricted shares of the Company’s common stock (the “Shares”) for $275,000. The purchase price was paid by delivering to the Company $50.00 in cash and a promissory note payable to the Company in the principal amount of $274,950 with interest payable quarterly at the one-year LIBOR. The promissory note matured and was paid on October 1, 2006.

On November 15, 2005, the Company entered into an agreement with a third party pursuant to which the Company received certain consulting and advisory services. As partial payment for the services the Company issued 12,000 shares of the Company’s common stock. Based upon the closing price of the common stock ($7.70) on February 1, 2006, the Company recorded an expense of $92,400 related to the services.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

In June of 2004, the Company completed a secondary public offering of 1,303,050 shares of its common stock. The offering was priced at $7.20 and generated net proceeds of approximately $7.3 million, net of offering expenses of $2.1 million, including $652,000 underwriting discount, $300,000 to cover expenses of the underwriter, and $1,134,000 in expenses related to legal, accounting, printing and various other fees.

16.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Reserve for loan loss and doubtful accounts	$210,883	$320,851
Compensation accruals	188,211	99,083
Other accruals and reserves	437,764	282,804
Inventory	96,591	50,029
State net operating losses	—	379,006
Other	37,802	6,868

Total gross deferred tax assets	971,251	1,138,641

Deferred tax liabilities:
Prepaid expenses	(131,642)	(307,751)
Depreciation	(432,222)	(1,240,634)

Total gross deferred tax liabilities	(563,864)	(1,548,385)

Net deferred tax asset (liability)	$407,387	$(409,744)

Deferred taxes consisted of the following:
Current deferred income taxes	$839,609	$830,890
Noncurrent deferred income taxes	(432,222)	(1,240,634)

Net deferred tax asset (liability)	$407,387	$(409,744)

The provision (benefit) for income taxes from continuing operations at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	December 31,
	2006	2005	2004
Federal tax (benefit) at statutory rate	$2,385,760	$(240,827)	$(478,269)
State income taxes, net of federal tax benefit	369,468	(29,382)	(7,442)
Other	42,289	(2,462)	25,069

	$2,797,517	$(272,671)	$(460,642)

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The provision (benefit) for income taxes for continuing operations consisted of the following:

	December 31,
	2006	2005	2004
Current:
Federal	$3,363,684	$(1,015,524)	$(291,903)
State	250,964	174,513	(11,275)

Total current	3,614,648	(841,011)	(303,178)
Deferred:
Federal	$(1,125,967)	$787,372	$(147,693)
State	308,836	(219,032)	(9,771)

Total deferred	(817,131)	568,340	(157,464)

	$2,797,517	$(272,671)	$(460,642)

17.	License Fees

Prior to May 2006, the Company conducted a portion of its home improvement business-direct consumer marketing under the trademarks and service marks “CENTURY 21™ Cabinet Refacing” and “CENTURY 21™ Home Improvements” under license agreements with TM Acquisition Corp. (“TM”) and HFS Licensing Inc. (“HFS”) pursuant to a master license agreement between Century 21 Real Estate Corporation and each of TM and HFS (collectively, Licensor).

License fees pursuant to the license agreement were $89,000, $462,000 and $812,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in “Sales, marketing and license fees” on the accompanying consolidated statements of operations.

18.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. For the year ended December 31, 2006, the Company made contributions to the employee savings plan of $83,000. The Company did not make contributions for the years ended December 31, 2005 and 2004.

19.	Stock Based Incentive Plans

The Company’s stock-based incentive plans provide for the grant of incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options (“NSOs”) and restricted stock awards (collectively referred to as “Awards”). Awards are administered by the Company’s Compensation Committee of the Board of Directors. The purpose of the Company’s Awards are to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company.

Each stock option is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the Board of Directors, usually over a period of three to five years. The option

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date of grant. The exercise prices for options granted under the plans may be no less than the fair market value of the common stock on the date of grant. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises.

The Company’s 2000 Stock Compensation Plan (the “Plan”) provides for up to 3,000,000 shares of common stock with respect to which options may be granted under the Plan, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. The Board of Directors of the Company approved restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. At December 31, 2006, options to purchase 883,248 shares of common stock were available for grant under the Plan. During 2006, 2005 and 2004, no options were granted to other than employees or directors.

The following information summarizes stock options outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$3.44-$4.95	90,798	$3.80	4.46	90,798	$3.80
$5.31-$5.38	110,320	$5.31	6.00	94,068	$5.31
$6.71-$12.96	156,997	$8.10	5.36	140,483	$8.26

	358,115	$6.15	5.33	325,349	$6.17

A summary of the Company’s stock option activity and related information for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006			2005			2004
	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	650,979	$4.86		741,177	$4.86		788,612	$4.75
Granted	53,001	$8.49		—			51,461	$6.71
Exercised	(325,693)	$3.97		(34,730)	$4.42		(40,266)	$3.92
Forfeited, canceled or expired	(20,172)	$5.83		(55,468)	$5.23		(58,630)	$5.57
Outstanding at end of year	358,115	$6.15	$1,856	650,979	$4.86	$1,159	741,177	$4.86	$1,155
Exercisable at end of year	325,349	$6.17	$1,682	553,507	$4.65	$1,101	522,865	$4.57	$964
Weighted average fair value of options granted during the year	$2.52			—			$1.94

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

During 2006, 193,181 shares were exercised by tendering 84,415 shares of the Company’s common stock to pay the exercise price. The total intrinsic value of options exercised (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) during 2006, 2005, and 2004 was $1,569,000, $17,000, and $280,000, respectively.

The Company has utilized the Black-Sholes option pricing model to estimate the fair value of each option on the date of grant. The fair value of options granted during the years ended December 31, 2006 and 2004 were determined with the following assumptions (there were no stock options granted in 2005):

	2006	2004
Assumptions
Risk-free rate of return	5.0%	3.5%
Expected life	3-years	4 – 5 years
Expected volatility	35%	30% – 35%
Expected dividend yield	0%	0%

The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The expected term of options granted is based on the Company’s historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based upon management’s estimate of future volatility for the Company’s stock price. When estimating future volatility, the Company considers a number of factors, including the Company’s historical stock price volatility and the effect of the Company’s rapid expansion under its program with The Home Depot. The Company has not declared any dividends during 2006, 2005, and 2004.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under that method, no stock option-based employee compensation cost was recognized in the Consolidated Statement of Operations for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (see Note 2). Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under SFAS No. 123R the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense for awards on a straight-line basis over the vesting period. Compensation expense related to stock options was approximately $200,000 for the year ended December 31, 2006. As a result of applying the provision of SFAS No. 123R, basic and diluted earnings per share reflect a $0.02 reduction for the year ended December 31, 2006. As of December 31, 2006, the Company had $33,000 total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 0.8 years.

Prior to the adoption of SFAS No. 123R the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2006, the Company had excess tax benefits from stock options classified as a financing cash inflow of $242,000.

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. The Restricted Stock Plan was approved by our stockholders on July 15, 2004. Pursuant to the Restricted Stock Plan, the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the compensation committee. The compensation committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant up to a maximum of 500,000 shares of common stock. At December 31, 2006, 415,637 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock issued under the Restricted Stock Plan and may elect to receive restricted stock in lieu of their quarterly cash compensation. During the year ended December 31, 2006, the Company issued 7,438 shares to non-employee directors as compensation and recorded approximately $58,000 of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance. In addition, 21,000 shares of restricted stock were issued to certain management during the year. The award vests over 3 years and the associated expense is being recognized over the vesting period.

For the years ended December 31, 2006 and 2005, restricted stock award activity is as follows (there were no restricted stock awards issued in 2004):

	2006		2005
	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant
Outstanding at beginning of year	45,542	$5.85	—	—
Granted	28,438	$9.42	56,434	$5.86
Vested	(26,138)	$6.45	(10,892)	$5.91
Forfeited, canceled or expired	(509)	$6.14	—	—
Outstanding at end of year	47,333	$7.66	45,542	$5.85

The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the vesting period. Prior to the Company’s adoption of SFAS No. 123R the Company recorded deferred compensation upon the grant of restricted stock awards. Under SFAS No. 123R, the Company was required to reverse the deferred compensation to the Company’s “Additional Capital” account. There was no effect on the Company’s Consolidated Statement of Operations as a result of the adoption of SFAS No. 123R related to restricted stock awards. Compensation expense related to restricted stock awards was approximately $217,000 ($132,000 net of tax benefit) and $118,000 ($72,000 net of tax benefit) for the years ended December 31, 2006 and 2005, respectively. In 2006, the Company had excess tax benefits from restricted stock classified as a financing cash in flow of $22,000.

As of December 31, 2006, the Company had $254,000 total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

The Company’s Awards are not performance based and vest with continued employment. Awards are subject to forfeiture in the event of termination of employment.

20.	Discontinued Operations

In September 2001, the Company entered into a Retailer Agreement with Renewal By Andersen (“RbA”), a wholly owned subsidiary of the Andersen Corporation, to be the exclusive retailer of RbA brand window and patio door products in the Los Angeles market under the trade name “Renewal by Andersen of Southern

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

California.” The Company commenced operations under the Retailer Agreement in February 2002. As a result of the Company’s business strategy to expand its business with The Home Depot, the Company believed that the sale and installation of RbA window and patio doors in a single designated market was not compatible with its business and growth strategy. Therefore, in November 2004, the Company and RbA agreed to terminate the Retailer Agreement effective December 31, 2004. At December 31, 2006, the Company had no remaining obligations to RbA .

As a result of the termination of the RbA agreement, the Consolidated Financial Statements for all prior periods have been adjusted to reflect the RbA operating results as a discontinued operation. Summarized financial information for the RbA operations is set forth below (in thousands):

	Year ended December 31,
	2005	2004
Revenues	$142	$4,859
Operating income	48	552
Income tax expense	20	178
Income	31	346
(Gain)/loss on disposal of RbA, net of tax	(3)	17
Assets held for sale	—	42
Warranty reserve	—	(24)

21.	Income (loss) Per Share

The following table sets forth the computation of income (loss) per share:

	Year ended December 31,
	2006	2005	2004
Income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$4,219,424	$(435,644)	$(946,030)
Income from discontinued operations	—	31,115	345,692

Income (loss) applicable to common stockholders	$4,219,424	$(404,529)	$(600,338)

Weighted average shares outstanding—basic	8,114,598	7,936,715	7,230,021
Effect of dilutive securities	180,635	—	—

Weighted average shares outstanding—diluted	8,295,233	7,936,715	7,230,021

Net income (loss) per basic share:
Continuing operations	$0.52	$(0.05)	$(0.13)
Discontinued operations	—	—	0.05

Net income (loss) per basic share	$0.52	$(0.05)	$(0.08)

Net income (loss) per diluted share:
Continuing operations	$0.51	$(0.05)	$(0.13)
Discontinued operations	—	—	0.05

Net income (loss) per diluted share	$0.51	$(0.05)	$(0.08)

Outstanding stock options to purchase approximately 20,000, 651,000 and 741,000 shares of the Company’s common stock at December 31, 2006, 2005 and 2004 were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

22.	Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$22,821	34,008	38,088	32,843	$21,128	$26,369	$30,221	$26,671
Income (loss) from continuing operations	(736)	1,132	2,222	1,601	(1,232)	(448)	863	381
Discontinued operations	—	—	—	—	16	12	—	3
Net income (loss)	(736)	1,132	2,222	1,601	(1,216)	(436)	863	384
Net income (loss) from continuing operations per common share:
Basic	$(0.09)	$0.14	$0.27	$0.20	$(0.15)	$(0.06)	$0.11	$0.05
Diluted	$(0.09)	$0.14	$0.27	$0.19	$(0.15)	$(0.06)	$0.11	$0.05
Discontinued operations per common share:
Basic	$—	$—	$—	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) per common share:
Basic	$(0.09)	$0.14	$0.27	$0.20	$(0.15)	$(0.06)	$0.11	$0.05
Diluted	$(0.09)	$0.14	$0.27	$0.19	$(0.15)	$(0.06)	$0.11	$0.05
Weighted average common shares outstanding
Basic	7,956,820	8,128,180	8,172,607	8,197,504	7,889,749	7,890,769	7,921,071	7,967,528
Diluted	7,956,820	8,288,586	8,312,562	8,350,533	7,889,749	7,890,769	8,027,251	8,098,826

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen—U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.6(e)	Receivables Loan and Security Agreement in the aggregate amount of $75,000,000, dated February 11, 2003, among FCC Acceptance Corp. as the Borrower, First Consumer Credit, Inc. as the Servicer, Autobahn Funding Company LLC as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main as agent for the Lender, U.S. Bank National Association as the Custodian and the Agent’s Bank, and Compu-Link Corporation as the Back-Up Servicer

10.7(e)	Purchase and Contribution Agreement, dated February 11, 2003, by and between First Consumer Credit, Inc. and FCC Acceptance Corp.

10.8(e)	Custodial and Collateral Agency Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

IOE-1

Exhibit Number	Description of Exhibit
10.9(e)	Sinking Fund Account Agreement, dated February 11, 2003, by and among U.S. Bank National Association, FCC Acceptance Corp., First Consumer Credit, Inc. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

10.10(e)	Parent Guarantee, dated February 11, 2003, by U.S. Home Systems, Inc., as the Guarantor, in favor of FCC Acceptance Corp. and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main on behalf of Autobahn Funding Company LLC

10.11(f)	Business Advisory, Stockholder and Financial Community Relations Agreement dated May 5, 2003 by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.12(f)	Stock Purchase Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.13(f)	Secured Promissory Note dated May 5, 2003, in the principal amount of $274,950 payable to U.S. Home Systems, Inc. by Bibicoff & Associates, Inc.

10.14(f)	Stock Pledge Agreement dated May 5, 2003, by and between Bibicoff & Associates, Inc. and U.S. Home Systems, Inc.

10.15(f)	Guaranty dated May 5, 2003, signed by Harvey Bibicoff guaranteeing the payment of the $274,950 Note by Bibicoff & Associates, Inc.

10.16(g)	Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.17(g)	First Amendment dated July 11, 2003, to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 30, 2003

10.18(g)	Promissory Note in the principal amount of $775,000 dated May 30, 2003, payable to The Frost National Bank by U.S. Home Systems, Inc.

10.19(g)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.20(g)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.21(h)	Trademark and Service License Agreement by and among The Home Depot U.S.A., Inc., Homer TLC, Inc., U.S. Home Systems, Inc. and USRI Corporation dated as of August 18, 2003

10.22(h)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.23(h)	Retail Agreement between Renewal by Andersen Corporation and U.S. Home Systems, Inc. dated as of September 26, 2001

10.24(h)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

+10.25(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.26(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.27(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.28(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

IOE-2

Exhibit Number	Description of Exhibit
+10.29(h)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.30(i)	Amended and Restated 2000 Stock Compensation Plan

+10.31(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.32(j)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.33(k)	Third Amendment to Loan Agreement by and between U.S. Home Systems, Inc. and The Frost National Bank dated May 24, 2004

10.34(k)	Promissory Note dated May 24, 2004 in the principal amount of $2,500,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.35(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $3,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.36(k)	Revolving Promissory Note dated May 24, 2004 in the principal amount of $5,000,000 payable to The Frost National Bank by U.S. Home Systems, Inc.

10.37(l)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.38(m)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

10.39(m)	Agreement dated October 28, 2004 terminating (effective December 31, 2004) the Retailer Agreement, by and between U.S. Home Systems, Inc. and Renewal by Andersen Corporation

+10.40(n)	Non-Employee Director Compensation Plan

+10.41(n)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.42(n)	Form of Restricted Stock Agreement for Employees

10.43(o)	Fifth Amendment Agreement, dated as of January 20, 2006, to the Receivables Loan and Security Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc. (“FCC”) as Servicer, Autobahn Funding Company LLC, as Lender, DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent, U.S. Bank, National Association and Compu-Link Corporation. Certain schedules and exhibits have been omitted.

10.44(o)	First Amendment Agreement, dated as of January 20, 2006, to the Purchase and Contribution Agreement, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, and First Consumer Credit, Inc. (“FCC”).

10.45(o)	First Amendment Agreement, dated as of January 20, 2006, to the Fee Letter, dated as of February 11, 2003, among FCC Acceptance Corp., as Borrower, First Consumer Credit, Inc., as Servicer, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossneschaftsbank, Frankfurt Am Main, as agent.

10.46(p)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.47(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.48(p)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

IOE-3

Exhibit Number	Description of Exhibit

10.49(p)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.50(p)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.51(p)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.52(p)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.53(p)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.54(p)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.55(p)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.56(p)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.57(p)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.58(r)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request.

+10.59(s)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.60(t)	Purchase and Sale Agreement dated as of November 2, 2006 between FCC Acceptance Corp., First Consumer Credit, Inc. and FCC Investment Trust I. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.61(t)	Sourcing and Servicing Agreement dated as of November 2, 2006 between FCC Investment Trust I and First Consumer Credit, Inc. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).
21.1(x)	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IOE-4

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 26, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 9, 2003, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 which was filed with the Commission on May 27, 2004, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 25, 2006, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on November 8, 2006 and is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE-5