Form 10-Q
period 2007-03-31
US HOME SYSTEMS INC
filed 2007-05-15
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 8, 2007, there were 8,347,364 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,634,788	$10,561,972
Accounts receivable-trade, net of allowance for doubtful accounts of $239,526 and $246,204, respectively	5,190,416	4,714,808
Accounts receivable-other	182,455	430,877
Finance receivables held for investment, current	101,561	166,090
Income tax receivable	104,381	104,381
Commission advances	1,205,257	899,780
Inventories	4,083,461	4,258,866
Prepaid expenses	493,640	858,522
Deferred income taxes	781,167	839,610

Total current assets	21,777,126	22,834,906

Property, plant, and equipment, net	5,662,610	5,796,318
Finance receivables held for investment, net of current portion	110,119	97,575
Goodwill	7,357,284	7,357,284
Participation investment	1,951,287	2,191,285
Other assets	490,680	524,078

Total assets	$37,349,106	$38,801,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,264,479	$2,583,328
Customer deposits	64,251	74,625
Accrued wages, commissions, and bonuses	1,484,848	1,574,310
Federal and state taxes payable	224,791	2,786,034
Long-term debt, current portion	109,990	217,920
Other accrued liabilities	1,497,237	1,377,904

Total current liabilities	6,645,596	8,614,121

Deferred income taxes	432,223	432,223
Deferred revenue	8,522	6,640
Long-term debt, net of current portion	2,833,425	2,861,673

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 8,261,468 and 8,210,160 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	8,261	8,210
Additional capital	19,327,578	19,016,937
Retained earnings	8,093,501	7,861,642

Total stockholders’ equity	27,429,340	26,886,789

Total liabilities and stockholders’ equity	$37,349,106	$38,801,446

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended March 31,
	2007	2006
Revenues:
Remodeling contracts	$28,083,825	$21,177,061
Interest income	23,377	1,605,360
Sourcing & Servicing Revenue	338,609	—
Other	93,626	38,544

Total revenues	$28,539,437	$22,820,965

Costs and expenses:
Cost of remodeling contracts	$13,360,817	$10,859,476
Branch operations	1,887,096	1,724,026
Sales, marketing and license fees	9,875,563	7,834,465
Interest expense on financing of loan portfolios	—	690,674
Provision for loan losses	—	178,385
General and administrative	3,044,179	2,680,950

Income (loss) from operations	$371,782	$(1,147,011)
Interest expense	74,949	121,667
Other income, net	82,366	76,943

Income (loss) before income taxes	379,199	(1,191,735)
Income tax expense (benefit)	147,340	(456,126)

Net income (loss)	$231,859	$(735,609)

Net income (loss) per common share – basic and diluted	$0.03	$(0.09)

Weighted average common shares outstanding:
Basic	8,248,571	7,956,820

Diluted	8,423,843	7,956,820

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	8,210,160	8,210	19,016,937	7,861,642	26,886,789
Issuance of common stock on stock option exercises	24,156	24	130,210	—	130,234
Release of restricted stock awards	27,152	27	(27)	—	—
Tax benefits applicable to the exercise of employee stock options and awards	—	—	90,011	—	90,011
Stock compensation	—	—	90,447	—	90,447
Net income	—	—	—	231,859	231,859

Balance at March 31, 2007	8,261,468	8,261	19,327,578	8,093,501	27,429,340

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
Operating Activities
Net income (loss)	$231,859	(735,609)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	344,856	334,423
Net provision for loan losses and bad debts	67,483	219,965
Stock based compensation	90,447	86,219
Excess tax benefit	(81,223)	(119,080)
Changes in operating assets and liabilities:
Accounts and other receivables	(294,669)	(835,039)
Inventories	175,405	(264,337)
Commission advances and prepaid expenses	58,671	(117,894)
Accounts payable and customer deposits	670,777	377,350
Accrued expenses	(89,462)	397,291
Income taxes	(2,412,789)	(419,222)
Other, assets and liabilities, net	107,092	(9,462)

Net cash used in operating activities	(1,131,553)	(1,085,395)

Investing Activities
Purchases of property, plant, and equipment	(192,107)	(211,748)
Proceeds from sale of assets	24,291	4,550
Purchase of finance receivables	—	(7,338,038)
Customer payments on finance receivables	56,908	6,371,702
Principal return of participation investment	239,998	—

Net cash provided by (used) in investing activities	129,090	(1,173,534)

Financing Activities
Proceeds from lines of credit and long-term borrowings	—	10,227,066
Principal payments on lines of credit, long-term debt, and capital leases	(136,178)	(7,561,799)
Change in restricted cash	—	(1,953,284)
Income tax benefit from stock option exercises and awards released	81,223	119,080
Issuance of common stock	130,234	288,084

Net cash provided by financing activities	75,279	1,119,147

Net decrease in cash and cash equivalents	(927,184)	(1,139,782)
Cash and cash equivalents at beginning of period	10,561,972	4,417,381

Cash and cash equivalents at end of period	$9,634,788	3,277,599

Supplemental Disclosure of Cash Flow Information
Interest Paid	$56,611	$81,947

Cash payments of income taxes	$2,660,829	$34,796

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2007

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. Operations of acquired businesses are included in the consolidated financial statements from their respective dates of acquisition. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The balance sheet has been reclassified to a classified balance sheet as a result of a change in the finance segment’s assets and liabilities.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes is critical and requires the use of complex judgment in their application. Except for the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and FASB Statement No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”, discussed below, there have been no material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them since December 31, 2006.

Income Taxes

On January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns and provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company had no adjustments as a result of its adoption of FIN 48.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses. As of March 31, 2007, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax examinations by tax authorities for tax years prior to 2003.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (Continued)

Servicing Assets

On January 1, 2007, the Company adopted the provisions of FASB Statement No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 amended SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability, measured at its fair value, each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Company has elected to follow the fair value method for subsequent measurement of its servicing assets and liabilities. There was no effect on the Company’s consolidated financial statements as a result of adopting the provisions of SFAS No. 156.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

3. Information About Segments

The Company is engaged in two lines of business, the home improvement business and the consumer finance business. The Company’s reporting segments are based on these same lines of business. In the home improvement business, the Company manufactures or procures, designs, sells and installs custom kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories exclusively for The Home Depot. The Company’s home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

Since October 2003, the Company’s home improvement operations have engaged in an expansion program under its agreement with The Home Depot. In May 2006, the Company entered into a new three year service provider agreement with The Home Depot which, among other items, provides that the Company will not offer its products or installation services under any brand or trademark other than as approved by The Home Depot. Prior to the new agreement, in addition to the Company marketing its products under the brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks”, the Company also marketed it products directly to consumers under the “CENTURY 21 Cabinet Refacing” and “CENTURY 21 Home Improvements” brands or the Company’s own Facelifters and Designer Deck brands.

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

The Company maintains discrete financial information for each of its reporting segments. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Home Improvement	$806	$806
Consumer Finance	87	114

	$893	$920

The following presents certain financial information of the Company’s segments for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three months ended March 31,
	2007	2006
Revenues:
Home Improvement	$28,084	$21,177
Consumer Finance	456	1,644

Consolidated revenues	$28,540	$22,821

Income (loss) before tax:
Home Improvement	$680	$(1,091)
Consumer Finance	(300)	(101)

Consolidated income (loss)	$380	$(1,192)

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Home improvement product lines:
Kitchen refacing	$23,553	$15,044
Bathroom refacing	2,224	3,138
Replacement windows	—	49
Decks	2,307	2,946

Total Home Improvement revenues	$28,084	$21,177

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended March 31,
	2007	2006
Interest income	$23	$1,605
Sourcing and servicing revenue	339	—
Other revenues and fees	94	39

Total revenues and fees	$456	$1,644

4. Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,944,081	$2,306,837
Work-in-progress	2,144,993	1,952,029

	$4,089,074	$4,258,866

5. Finance Receivables Held For Investment

On November 2, 2006, FCC entered into a purchase and sale agreement with a financial institution pursuant to which FCC sold a substantial portion of its finance receivable, or RIO, portfolio. The RIOs purchased by the institution was determined based on certain criteria specified in the purchase agreement. Following the sale, FCC retained certain RIOs, which were not eligible to be sold under the terms of the purchase and sale agreement. FCC will continue to service the remaining RIOs until they are sold or paid off.

At March 31, 2007 and December 31, 2006, finance receivables held for investment consisted of the following:

	March 31, 2007	December 31, 2006
Principal balance:
Secured	$173,353	$364,065
Unsecured	147,255	206,359

Total principal balance	320,608	570,424
Net premium (discount)	(3,912)	(8,834)
Allowance for losses on finance receivables	(105,016)	(297,925)

Carrying value of finance receivables	211,680	263,665
Less: Short-term finance receivables	101,561	166,090

Long-term finance receivables	$110,119	$97,575

Number of loans	112	169

Allowance as a percentage of gross finance receivables	32.8%	52.2%

90+ days contractual delinquency:
Total amount delinquent	$28,204	$267,852

% delinquent	8.8%	46.9%

RIOs on non-accrual status	$41,333	$267,852

% on non-accrual status	12.9%	46.9%

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Finance Receivables Held For Investment (continued)

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$297,925	$626,245
Provision for losses	—	178,385
Charge-offs, net of recoveries	(192,909)	(262,385)

Balance at end of period	$105,016	$542,245

At March 31, 2007 and December 31, 2006, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2007	December 31, 2006
Due in one year or less	$101,561	$166,090
Due after one year through five years	160,275	303,538
Due after five years	58,772	100,796

Total	$320,608	$570,424

The weighted average interest rate earned on the RIO portfolio was 14.4% and 13.9% for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, interest rates on finance receivables held for investment range from 5.0% to 16.5% with a weighted average interest rate of 14.0%.

6. Servicing Asset

At March 31, 2007 the Company had a servicing asset of $55,000 which is included in “other assets” on the Company’s Consolidated Balance Sheet as follows:

March 31, 2007
Carrying amount as of January 1, 2007	$63,089
Additions:
Servicing asset related to Sourcing new RIOs	4,283
Subtractions:
Amortization	(12,202)

Carrying amount – March 31, 2007	$55,170

Fair value as of January 1, 2007	$63,089

Fair value as of March 31, 2007	$55,170

Quoted market prices for servicing assets are generally not available and consequently the Company estimates the fair value of its servicing assets based on the net present value of future expected cash flows from servicing activities. These estimates involve making key assumptions including credit losses, prepayment speeds, discount rates commensurate with the risks involved and market cost to service the RIO portfolio. The Company’s estimates for these factors in 2007 are: prepayment speed (64%); weighted average life (42 months), cumulative credit losses (3.85%), and discount rate (20%).

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2007	December 31, 2006
Frost Term Loan	1,200,000	1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,743,415	1,769,693
Other	—	109,900

Total long-term debt	2,943,415	3,079,593
Less: Current portion	109,990	217,920

Long-term portion	$2,833,425	$2,861,673

Frost Loan Agreement

On April 2, 2007 the Company renewed and amended its loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement as amended provides for a $6 million borrowing base line of credit (the “Borrowing Base Line”), an $875,000 line of credit to be used for the purchase of equipment, and a term loan in the amount of $1,200,000. The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan – In February 2006 the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (7.35% at March 31, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At March 31, 2007, the Company had outstanding borrowings of $1,200,000 under the term loan.

Borrowing Base Line of Credit - The Frost Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2007 the Company had no balance outstanding under the Frost Borrowing Base Line of Credit, and a $6 million borrowing capacity. The Borrowing Base Line matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit - The $875,000 line of credit is available for the Company to purchase equipment during the next 12 months. Interest only at LIBOR plus 2.0% is payable monthly until February 10, 2008. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The Company has no outstanding balance under this term note.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at March 31, 2007.

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

8. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended March 31, 2007 and 2006, of approximately $27,000 and $29,000, respectively.

9. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

10. Income (loss) Per Share

The following table sets forth the computation of earnings per share:

	Three months ended March 31,
	2007	2006
Net income (loss)	$231,859	$(735,609)

Weighted average shares outstanding – basic	8,248,571	7,956,820
Effect of dilutive securities	175,271	—

Weighted average shares outstanding – diluted	8,423,842	7,956,820

Net income (loss) per share – basic	$0.03	$(0.09)

Net income (loss) per share – diluted	$0.03	$(0.09)

Outstanding stock options to purchase 3,125 shares of the Company’s common stock at March 31, 2007 were not included in the calculations of earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2006, approximately 488,000 outstanding options, and 34,000 shares of non-vested restricted stock were not included in the calculation of earnings per share because their inclusion would have been anti-dilutive.

11. Subsequent Events

The Company received an unsolicited and non-binding letter of interest from management of First Consumer Credit, Inc., its consumer finance subsidiary, to acquire the finance business. Among other items, completion of the transaction is subject to securing financing for the transaction, approval of the Company’s board of directors and entry into a definitive agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2007 included herein, and our audited financial statements for years ended December 31, 2006, 2005 and 2004, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreement with The Home Depot. In May 2006 we entered into a new three year service provider agreement with The Home Depot that superseded and consolidated our previous agreements. Among other items, the agreement provides that we may not enter into agreements or other arrangements with any The Home Depot competitors for the marketing, sales and installation of our products. Additionally, the agreement provides that we will not offer our products and installation services in any market under any trademarks or brands other than as approved by The Home Depot. The Home Depot has agreed that we will be the exclusive service provider of installed kitchen and bath refacing products, and deck products in any market currently being served by us or in any market awarded to us in the future.

We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

Until November 2006 our consumer finance business purchased retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by our own home improvement operations. We held and serviced the RIOs for our own account. In November 2006 we changed the business model of our consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for an unaffiliated financial institution. In connection with this change we entered into a Purchase and Sale Agreement, or Purchase Agreement, whereby we sold a substantial portion of our RIO portfolio to the financial institution. Concurrent with the sale of RIOs, we entered into a Sourcing and Servicing Agreement, or Sourcing Agreement, with the financial institution whereby we will provide identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. In addition, the agreement provides for us to service the institution’s RIO portfolio, including the RIOs we sold.

Results of Operations

Results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006:

	Three months ended March 31, 2007, (Unaudited) (In thousands
	2007			2006
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Consolidated:
Revenues	$28,084	$456	$28,540	$21,177	$1,644	$22,821
Costs and expenses:
Costs of remodeling contracts	13,361	—	13,361	10,859		10,859
Branch operations	1,887	—	1,887	1,724		1,724
Sales, marketing and license fees	9,876	—	9,876	7,835		7,835
Interest expense on financing of loan portfolios	—	—	—		691	691
Provision for loan losses	—	—	—		178	178
General and administrative	2,316	728	3,044	1,834	847	2,681

Operating income (loss)	644	(272)	372	(1,075)	(72)	(1,147)
Interest expense	46	28	74	93	29	122
Other income (expense)	82	—	82	77		77

Income (loss) before income taxes	680	(300)	380	(1,091)	(101)	(1,192)
Income tax expense (benefit)	261	(113)	148	(417)	(39)	(456)

Net income (loss)	$419	$(187)	$232	$(674)	$(62)	$(736)

Management’s Summary of Results of Operations.

Consolidated revenues increased 25.1% to $28,540,000 in the three months ended March 31, 2007 as compared to $ 22,821,000 in the three months ended March 31, 2006. Consolidated net income was 232,000, or $0.03 per diluted share in the three months ended March 31, 2007, as compared to a net loss of $736,000, or ($0.09) per share, last year.

Home Improvement – Revenues in the home improvement segment increased $6,907,000, or 32.6%, to $28,084,000 in the three months ended March 31, 2007 as compared to $21,177,000 in the same period last year. The increase in revenues principally reflects the growth of our operations under our program with The Home Depot. During 2006 we opened new sales and installation centers in eight new markets and expanded our deck product offering to three additional markets where we already had kitchen refacing centers. Approximately $5,327,000, or 77%, of the revenue increase in the first quarter 2007 was realized in markets that were opened in 2006 and 23% of the increase, or $1,580,000, was realized in markets that were opened prior to 2006.

Kitchen refacing product revenues increased 56.6% in the first quarter 2007 to $23,553,000 as compared to $15,044,000 in the first quarter 2006. The increase in kitchen refacing revenues is primarily due to the growth in the number of markets in which we offer this product. Revenues from deck products declined 21.7% to $2,307,000 as compared to $2,946,000 for same periods. The decline in deck revenues resulted from our inability to complete deck installations in certain markets due to the extreme winter weather conditions in the first quarter of 2007.

Gross profit for home improvement operations was $14,723,000, or 52.4% of home improvement revenues for the first quarter 2007, as compared with $10,318,000, or 48.7% of home improvement revenues in the first quarter 2006. The increase in gross profit as a percentage of revenue is the result of a combination of factors including, a higher mix of kitchen refacing product revenues which have a higher gross margin than our other products, increased leverage over fixed manufacturing and production expenses resulting from higher revenues, and reduced deck product installation costs resulting from our deck business restructuring program which we completed in 2006.

Operating income was $644,000 in the first quarter 2007 as compared to an operating loss of $1,075,000 in the first quarter 2006. Although our operating expenses have increased with the growth of our business, the combination of improved gross profit margins and greater leverage over our fixed costs from higher revenues have resulted in an increased operating profit margin as compared to last year.

At March 31, 2007 our home improvement operations exclusively served The Home Depot in 36 markets covering 23 states. Our kitchen products are available in all 36 markets encompassing approximately 1,318 The Home Depot stores and 33 The Home Depot – Expo stores. Our bath products are currently offered in 16 markets which include approximately 523 stores, and our deck products are offered in 15 markets which include 525 stores.

In continuation of our expansion program with The Home Depot, our initiatives in 2007 consist of market expansions and introduction of additional products into the markets we serve.

During the first quarter of 2007 we completed the installation of newly-designed kitchen refacing displays in 33 The Home Depot - EXPO stores in markets we currently serve. We believe that by expanding our product offering into the EXPO stores we have the opportunity to reach a broader customer base as well as to increase the mix of our premium refacing products.

We are currently planning the opening of new sales and installation centers in the second and third quarters 2007 to serve The Home Depot customers in the Nashville, TN, Birmingham, AL, and Buffalo and Rochester, NY markets.

We are partnering with The Home Depot to add products that are natural extensions to our existing product offerings. In March 2007 we launched a pilot program for the introduction of counter top products in the Boston market. This product offering consists of laminate and solid-surface tops, including Corian, Silestone and granite. In addition, we agreed with The Home Depot to roll out countertop products in the Chicago, New York and Connecticut markets, and to extend our laminate countertop product offering in all markets where we offer our kitchen refacing products. We plan to begin this roll out in the second quarter 2007. We had previously offered countertop products under other brands and we believe we are well positioned to offer these products to The Home Depot’s “do-it-for-me” customer. We anticipate launching our full line of countertop products into additional select markets. Although countertop products generally carry a lower margin than our primary product lines, we believe that in markets in which we offer our full countertop product line, nearly 60 percent of our kitchen cabinet refacing customers will also purchase a new countertop.

Additionally, we are working with The Home Depot to introduce Designer Deck Ceiling Systems. This new product offering is designed to cosmetically improve and present a finished-look to the underside of an elevated deck as well as to capture and direct water away from the outdoor living area directly below. We anticipate our pilot program will be launched late in the second quarter of 2007 in our Atlanta and metro-Washington, D.C. markets. Provided that this pilot program is successful, we anticipate offering it in all our current deck markets.

Consumer Finance – Revenues from our consumer finance segment were $456,000 in the first quarter 2007 as compared with $1,644,000 in the first quarter 2006. Net loss for the finance segment was $187,000 in the first quarter 2007 as compared with $62,000 for the first quarter 2006.

In November 2006, we changed the business model of our finance business from purchasing and holding RIOs to sourcing and servicing RIOs for a financial institution. As we anticipated, sourcing and servicing revenues in the first quarter 2007 were seasonally slow and insufficient to cover the operating costs of the finance business. We believe that extreme winter weather conditions in several areas of the country contributed to the weakness in first quarter 2007 revenues.

On May 14, 2007, we received an unsolicited and non-binding letter of interest from management of First Consumer Credit, Inc., our consumer finance subsidiary, to acquire the finance business. Among other items, completion of the transaction is subject to securing financing for the transaction, approval of our board of directors and entry into a definitive agreement. Provided management of First Consumer Credit obtains the necessary financing and our board of directors approves the transaction, we expect the transaction will be completed within 90 days.

Home Improvement Operations – Detailed Review

Revenues increased $6,907,000, or 32.6%, to $28,084,000 in the three months ended March 31, 2007 as compared to $21,177,000 in the same period last year. The increase in revenues principally reflects the growth of our operations under our program with The Home Depot. During 2006 we opened new sales and installation centers in eight new markets and expanded our deck product offering to three additional markets where we already had kitchen refacing centers.

Approximately 77% of the revenue increase in the first quarter 2007, or $5,327,000, was realized in markets that were opened in 2006 and $1,580,000, or 23% of the increase, was realized in markets that were opened prior to 2006 as follows (in thousands):

	Three months ended March 31,		Increase (decrease)
	2007	2006	$
Home Improvement revenues:
Markets opened prior to 2006	$22,699	$21,119	$1,580
Markets opened in 2006	5,385	58	5,327

Total Home Improvement revenues	$28,084	$21,177	$6,907

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended March 31,		Increase (decrease)
	2007	2006	$	%
Home Improvement product lines:
Kitchen refacing	$23,553	$15,044	$8,509	56.6
Bathroom refacing	2,224	3,138	(914)	(29.1)
Decks	2,307	2,946	(639)	(21.7)
Replacement windows	—	49	(49)	(100.0)

Total Home Improvement revenues	$28,084	$21,177	$6,907	32.6

The increase in kitchen refacing revenues principally reflected the growth of our operations while the decline in deck products revenues resulted from our inability to complete deck installations in certain markets due to the extreme winter weather conditions. Bath revenues declined as compared to the first quarter last year principally due to the decline in the number of markets in which we now offer our bath products. Upon converting certain of our centers to The Home Depot brand in 2006, we ceased offering bath products in certain of those markets.

New orders increased 13.6% in the three months ended March 31, 2007 to $30,286,000 from $26,663,000 in the three months ended March 31, 2006. The following table reflects new sales orders by product (in thousands):

	Three months ended March 31,		Increase (decrease)
	2007	2006	$	%
Kitchen refacing and countertops	$23,338	$18,884	$4,454	23.6
Bathroom refacing	2,645	2,937	(292)	(9.9)
Decks	4,303	4,820	(517)	(10.7)
Replacement windows	—	22	(22)	(100.0)

Total Home Improvement	$30,286	$26,663	$3,623	13.6

New orders distributed by age of the market for the stated periods were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Markets opened prior to 2006	$25,888	$25,786
Markets opened in 2006	4,398	877

Total Home Improvement	$30,286	$26,663

Our backlog of uncompleted sales orders by product as of March 31, 2007 and December 31, 2006 was as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006

Kitchen refacing and countertops	$14,907	$15,122
Bathroom refacing	1,874	1,452
Decks	4,512	2,517
Total Home Improvement	$21,293	$19,091

Gross profit for home improvement operations was $14,723,000, or 52.4% of home improvement revenues for the three months ended March 31, 2007, as compared with $10,318,000, or 48.7% of home improvement revenues in the prior year period. The increase in gross profit as a percentage of revenue is the result of a combination of factors including, a higher mix of kitchen refacing product revenues which have a higher gross margin than our other products, increased leverage over fixed manufacturing and production expenses resulting from higher revenues, and reduced deck product installation costs resulting from our deck business restructuring program which we completed in 2006 and which included transitioning our employee deck installation workforce to subcontractor installers and elimination of our fleet of installation vehicles.

Branch operating expenses were $1,887,000 as compared to $1,724,000 for the three months ended March 31, 2007 and 2006, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The increase in branch operating expenses principally reflects the growth in the number of our sales and installation centers which we opened in connection with our expansion programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $6,117,000, or 21.8% of home improvement revenues in the first quarter 2007, as compared to $4,522,000, or 21.4% of home improvement revenues in the first quarter 2006. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising, field marketing personnel costs, including salaries and travel expenses, and costs related to maintaining our marketing center, including salaries, rent, communication expenses and other facility costs. The increase in marketing expenditures as compared to the prior year period is principally due to increased marketing fees paid to The Home Depot resulting from higher revenues associated with our The Home Depot programs and a higher effective fee rate resulting from product mix.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses, were $3,759,000, or 13.4% of home improvement revenues for the three months ended March 31, 2007, as compared to $3,243,000, or 15.3% of home improvement revenues in the prior year period. The increase in sales expenses is principally due to increased sales commissions on higher revenues. However, sales expenses as a percentage of revenues declined as the higher revenues resulted in increased leverage over fixed sales management costs.

General and administrative expenses for home improvement operations were $2,316,000, or 8.2% of home improvement revenues for the three months ended March 31, 2007, as compared to $1,834,000, or 8.7% of home improvement revenues in the prior year period. General and administrative expenses include approximately $806,000 of corporate overhead costs allocated to home improvement operations for each of the three months ended March 31, 2007 and 2006. Corporate general and administrative expenses are allocated to each of our two reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments. Approximately $240,000 of the increase in general and administrative costs is related to consulting fees related to supply chain operations and management’s assessment of internal controls.

Consumer Finance Operations – Detailed Review

Revenues from our consumer finance segment were $456,000 in the three months ended March 31, 2007 as compared to $1,644,000 in the three months ended March 31, 2006. Revenues were comprised of the following sources during the respective periods (in thousands):

	Three months ended March 31,
	2007	2006
Interest income	$23	$1,605
Sourcing and servicing fees	339	—
Other revenues and fees	94	39

Total revenues and fees	$456	$1,644

Concurrent with the sale of RIOs in November 2006 we entered into the Sourcing Agreement with a financial institution. Following the RIO sale we retained certain RIOs which were not eligible to be sold under the terms of the purchase and sale agreement. We will continue to service the remaining RIOs until they are sold or paid off. Accordingly, our revenue mix has changed from interest income of the RIO portfolio to sourcing and servicing fees.

In addition to sourcing and servicing, the Sourcing Agreement provides that we have the right to purchase a non-owner participation interest in any RIO investment pool purchased by the financial institution. A RIO investment pool consists of all the RIOs purchased by the institution during a specific calendar year. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. We agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio we sold. At March 31, 2007, our non-owner participation investment was approximately $1,951,000. In the first quarter 2007, other revenues and fees includes $47,000 from the preferred return related to our participation investment.

At March 31, 2007 and December 31, 2006, finance receivables held for investment consisted of the following:

	March 31, 2007	December 31, 2006
Principal balance:
Secured	$173,353	$364,065
Unsecured	147,255	206,359

Total principal balance	320,608	570,424
Net premium (discount)	(3,912)	(8,834)
Allowance for losses on finance receivables	(105,016)	(297,925)

Carrying value of finance receivables	211,680	263,665
Less: Short-term finance receivables	101,561	166,090

Long-term finance receivables	$110,119	$97,575

Number of loans	112	169

Allowance as a percentage of gross finance receivables	32.8%	52.2%

90+ days contractual delinquency:
Total amount delinquent	$28,204	$267,852

% delinquent	8.8%	46.9%

RIOs on non-accrual status	$41,333	$267,852

% on non-accrual status	12.9%	46.9%

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$297,925	$626,245
Provision for losses	—	178,385
Charge-offs, net of recoveries	(192,909)	(262,385)

Balance at end of period	$105,016	$542,245

At March 31, 2007 and March 31, 2006, scheduled principal maturities of finance receivables held for investment are as follows:

	March 31, 2007	December 31, 2006
Due in one year or less	$101,561	$166,090
Due after one year through five years	160,275	303,538
Due after five years	58,772	100,796

Total	$320,608	$570,424

General and administrative expenses were approximately $728,000 for the three months ended March 31, 2007 as compared with $847,000 in the prior year period. Corporate overhead expenses allocated to the finance segment were $87,000 and $114,000 in the three months ended March 31, 2007 and 2006, respectively, and are included in general and administrative expenses.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At March 31, 2007, we had approximately $9,635,000 in cash and cash equivalents.

Cash utilized in operations was $1,132,000 in the first quarter 2007 which included the payment of 2006 corporate income taxes in the amount of $2,661,000. Cash utilized in operations in the first quarter 2006 was $1,085,000. The utilization of cash in the first quarter 2006 was generally the result of the operating loss in that period.

In the first quarter 2007 net cash generated from investing and financing activities was approximately $205,000 as compared with cash utilized in investing and financing activities of $54,000 the prior year period. Investing and financing activities principally include capital expenditures, proceeds from the issuance of common stock and borrowings and repayments of debt obligations.

In connection with the RIO portfolio sale, we purchased a non-owner participation interest in the 2006 RIO investment pool. A RIO investment pool consists of all the RIOs purchased by the financial institution during a specific calendar year. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. In the first quarter 2007 the participation investment paid down $240,000. This amount is included in investing activities.

At March 31, 2007 and December 31, 2006, the principal balance of long term debt and lines of credit consisted of the following:

	March 31, 2007	December 31, 2006
Frost Term Loan	1,200,000	1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,743,415	1,769,693
Other	—	109,900

Total long-term debt	2,943,415	3,079,593
Less: Current portion	109,990	217,920

Long-term portion	$2,833,425	$2,861,673

On April 2, 2007 we renewed and amended our loan agreement, or Loan Agreement with Frost National Bank or Frost Bank. The Loan Agreement as amended provides for a $6 million borrowing base line of credit, or Borrowing Base Line of Credit, an $875,000 line of credit to be used for the purchase of equipment, and a term loan in the amount of $1,200,000. The Loan Agreement and related notes are secured by substantially all of the assets of our company and its subsidiaries, and the company’s subsidiaries are guarantors.

Term Loan – In February 2006 we exercised our option to purchase our kitchen manufacturing facility in Charles City, Virginia. Proceeds from the term loan were utilized to acquire the property and paydown our Borrowing Base Line. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (7.35% at March 31, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

Borrowing Base Line of Credit - The Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2007 we had no balance outstanding under the Borrowing Base Line of Credit, and a $6 million borrowing capacity. The Borrowing Base Line of Credit matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit - The $875,000 line of credit is available for us to purchase equipment during the next 12 months. Interest only at LIBOR plus 2.0% is payable monthly until February 10, 2008. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. We have no outstanding balance under this term note.

Our Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at March 31, 2007.

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

Our expansion program under our agreement with The Home Depot requires us to open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our initiatives in 2007 with The Home Depot include the introduction of additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

We believe we will be successful in executing our initiatives and that we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund the expansion of our operations under our agreement with The Home Depot for the next 12-18 months. However, if we need additional capital to execute our business strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

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

We are subject to financial market risks from changes in short-term interest rates since our credit facilities and debt agreements contain interest rates that vary with interest rate changes in LIBOR. However, based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

ITEM 4.	Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded, based in an evaluation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, that as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

b.	Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s “internal control over financial reporting” that occurred during the quarter ended March 31, 2007, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15, (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

There were no material changes during the quarter from the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 15, 2007 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.6(e)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.7(e)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.8(f)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.9(f)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

IOE - 1

Exhibit Number	Description of Exhibit
+10.10(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.11(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.12(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.13(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.14(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.15(g)	Amended and Restated 2000 Stock Compensation Plan

+10.16(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.17(h)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.18(i)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.19(j)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

+10.20(k)	Non-Employee Director Compensation Plan

+10.21(k)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.22(k)	Form of Restricted Stock Agreement for Employees

10.23(l)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.24(l)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.25(l)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.26(l)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.27(l)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.28(l)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.29(l)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.30(l)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.31(l)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

IOE - 2

Exhibit Number	Description of Exhibit
10.32(l)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.33(l)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.34(l)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.35(m)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request.

+10.36(n)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.37(o)	Purchase and Sale Agreement dated as of November 2, 2006 between FCC Acceptance Corp., First Consumer Credit, Inc. and FCC Investment Trust I. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.38(o)	Sourcing and Servicing Agreement dated as of November 2, 2006 between FCC Investment Trust I and First Consumer Credit, Inc. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.39*	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.40*	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.41*	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.42*	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.43*	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.44*	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.45*	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.46*	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.47*	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Fist Bank of U.S. Home.

10.48*	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

21.1(p)	Subsidiaries of the Company

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

IOE - 3

Exhibit Number	Description of Exhibit
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on November 8, 2006 and is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE - 4