Form 10-Q
period 2007-06-30
US HOME SYSTEMS INC
filed 2007-08-14
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007 there were 8,388,203 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,342,928	$10,561,972
Accounts receivable-trade, net of allowance for doubtful accounts of $160,403 and $246,204, respectively	6,573,122	4,714,808
Accounts receivable-other	72,295	430,877
Finance receivables held for investment, current	86,090	166,090
Income tax receivable	104,381	104,381
Commission advances	1,237,918	899,780
Inventories	4,330,994	4,258,866
Prepaid expenses	1,106,116	858,522
Deferred income taxes	804,718	839,610

Total current assets	24,658,562	22,834,906

Property, plant, and equipment, net	5,574,903	5,796,318
Finance receivables held for investment, net of current portion	107,110	97,575
Goodwill	7,357,284	7,357,284
Participation investment	1,792,734	2,191,285
Other assets	509,717	524,078

Total assets	$40,000,310	$38,801,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,368,604	$2,583,328
Customer deposits	55,634	74,625
Accrued wages, commissions, and bonuses	1,093,717	1,574,310
Federal and state taxes payable	379,526	2,786,034
Long-term debt, current portion	111,995	217,920
Other accrued liabilities	1,505,303	1,377,904

Total current liabilities	7,514,779	8,614,121

Deferred income taxes	432,222	432,223
Deferred revenue	26,842	6,640
Long-term debt, net of current portion	2,804,663	2,861,673

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 8,342,741 and 8,210,160 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	8,343	8,210
Additional capital	20,019,288	19,016,937
Retained earnings	9,194,173	7,861,642

Total stockholders’ equity	29,221,804	26,886,789

Total liabilities and stockholders’ equity	$40,000,310	$38,801,446

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three months ended June 30,
	2007	2006
Revenues:
Remodeling contracts	$31,588,434	$32,292,825
Interest income	13,046	1,670,838
Sourcing & Servicing Revenue	438,150	—
Other	151,661	44,444

Total revenues	32,191,291	34,008,107

Costs and expenses:
Cost of remodeling contracts	14,415,333	15,292,832
Branch operations	1,938,948	1,859,972
Sales, marketing and license fees	10,936,859	10,973,488
Interest expense on financing of loan portfolios	—	742,794
Provision for loan losses	—	221,185
General and administrative	3,213,674	2,933,516

Income from operations	1,686,477	1,984,320

Interest expense	61,109	140,706
Other income, net	187,197	66,633

Income before income taxes	1,812,565	1,910,247
Income tax expense	771,893	778,212

Net income	$1,100,672	$1,132,035

Net income per common share – basic and diluted	$0.13	$0.14

Weighted average common shares outstanding:
Basic	8,317,910	8,128,180

Diluted	8,464,828	8,288,586

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Six months ended June 30,
	2007	2006
Revenues:
Remodeling contracts	$59,672,259	$53,469,887
Interest income	36,423	3,276,198
Sourcing & Servicing Revenue	776,759	—
Other	245,287	82,987

Total revenues	60,730,728	56,829,072

Costs and expenses:
Cost of remodeling contracts	27,776,150	26,152,309
Branch operations	3,826,044	3,583,999
Sales, marketing and license fees	20,812,422	18,807,953
Interest expense on financing of loan portfolios	—	1,433,468
Provision for loan losses	—	399,570
General and administrative	6,257,853	5,614,465

Income from operations	2,058,259	837,308

Interest expense	136,058	262,372
Other income, net	269,563	143,576

Income before income taxes	2,191,764	718,512
Income tax expense	859,233	322,086

Net income	$1,332,531	$396,426

Net income per common share – basic and diluted	$0.16	$0.05

Weighted average common shares outstanding:
Basic	8,283,432	8,042,973

Diluted	8,449,767	8,251,261

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	U.S. Home Systems Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	8,210,160	$8,210	$19,016,937	$7,861,642	$26,886,789
Issuance of common stock on stock option exercises	24,156	24	130,210	—	130,234
Release of restricted stock awards	27,152	27	(27)	—	—
Tax benefits applicable to the exercise of employee stock options and awards	—	—	90,011	—	90,011
Stock compensation	—	—	90,447	—	90,447
Net income	—	—	—	231,859	231,859

Balance at March 31, 2007	8,261,468	$8,261	$19,327,578	$8,093,501	$27,429,340

Issuance of common stock on stock option exercises	79,100	80	444,284	—	444,364
Release of restricted stock awards	2,173	2	(2)	—	—
Tax benefits applicable to the exercise of employee stock options and awards	—	—	155,078	—	155,078
Stock compensation	—	—	92,350	—	92,350
Net income	—	—	—	1,100,672	1,100,672

Balance at June 30, 2007	8,342,741	$8,343	$20,019,288	$9,194,173	$29,221,804

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006
Operating Activities
Net income	$1,332,531	$396,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	667,885	657,515
Net provision for loan losses and bad debts	(12,680)	470,450
Stock based compensation	182,797	216,615
Excess tax benefit	(196,473)	(140,999)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,487,052)	(3,073,931)
Inventories	(72,128)	(1,160,613)
Commission advances and prepaid expenses	(585,732)	(1,853,746)
Accounts payable and customer deposits	1,766,285	457,506
Accrued expenses	(480,593)	319,606
Income taxes	(2,126,527)	392,486
Other assets and liabilities, net	97,164	32,773

Net cash used in operating activities	(914,523)	(3,285,912)

Investing Activities
Purchases of property, plant, and equipment	(412,942)	(439,836)
Proceeds from sale of assets	24,291	4,550
Purchase of finance receivables	—	(15,848,821)
Customer payments on finance receivables	77,443	13,199,442
Principal return of participation investment	398,551	—

Net cash provided by (used) in investing activities	87,343	(3,084,665)

Financing Activities
Proceeds from lines of credit and long-term borrowings	—	28,641,282
Principal payments on lines of credit, long-term debt, and capital leases	(162,935)	(26,173,651)
Change in restricted cash	—	1,158,478
Income tax benefit from stock option exercises and awards released	196,473	140,999
Issuance of common stock	574,598	439,966

Net cash provided by financing activities	608,136	4,207,074

Net decrease in cash and cash equivalents	(219,044)	(2,163,503)
Cash and cash equivalents at beginning of period	10,561,972	4,417,381

Cash and cash equivalents at end of period	$10,342,928	$2,253,878

Supplemental Disclosure of Cash Flow Information
Interest Paid	$110,599	$1,487,729

Cash payments of income taxes	$3,021,148	$35,263

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2007

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in two lines of business, the home improvement business and the consumer finance business. In its home improvement business, the Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products, exclusively for The Home Depot. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories. The Company’s consumer finance business provides servicing and sourcing of retail installment obligations, or RIOs, for an unaffiliated financial institution.

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The balance sheet has been reclassified to a classified balance sheet as a result of a change in the finance segment’s assets and liabilities.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes is critical and requires the use of complex judgment in their application. Except for the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and FASB Statement No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”, discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2006.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses. As of June 30, 2007, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

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

The Company maintains discrete financial information for each of its reporting segments. Corporate expenses, primarily consisting of certain corporate executive officers’ salaries, bonuses and benefits, and general corporate expenses, including legal, audit and tax preparation fees, director and officer liability insurance, information systems support, general insurance, and investor relations expenses, are allocated to each reporting segment based on management’s estimate of the costs attributable, or time spent, on each of its segments. Corporate expenses allocated to reporting segments for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Home Improvement	$791	$806	$1,581	$1,613
Consumer Finance	74	60	148	174

	$865	$866	$1,729	$1,787

The following presents certain financial information of the Company’s segments for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Home Improvement	$31,601	$32,293	$59,685	$53,470
Consumer Finance	590	1,715	1,046	3,359

Consolidated revenues	$32,191	$34,008	$60,731	$56,829

Net income (loss):
Home Improvement:	$1,189	$1,195	$1,608	$520
Consumer Finance	(88)	(63)	(275)	(124)

Consolidated income	$1,101	$1,132	$1,333	$396

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Home improvement product lines:
Kitchen refacing and countertops	$22,962	$21,711	$46,515	$36,755
Bathroom refacing	2,463	2,859	4,687	5,997
Replacement windows	—	13	—	62
Decks	6,176	7,710	8,483	10,656

Total Home Improvement revenues	$31,601	$32,293	$59,685	$53,470

Revenues in the Company’s consumer finance segment were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income	$13	$1,671	$36	$3,276
Sourcing and servicing revenue	438	—	777	—
Other revenues and fees	139	44	233	83

Total revenues and fees	$590	$1,715	$1,046	$3,359

4. Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials	$2,485,362	$2,306,837
Work-in-progress	1,845,632	1,952,029

	$4,330,994	$4,258,866

5. Finance Receivables Held For Investment

On November 2, 2006, FCC entered into a purchase and sale agreement with a financial institution pursuant to which FCC sold a substantial portion of its finance receivable, or RIO, portfolio. The RIOs purchased by the institution were determined based on certain criteria specified in the purchase agreement. Following the sale FCC retained certain RIOs, which were not eligible to be sold under the terms of the purchase and sale agreement. FCC will continue to service the remaining RIOs until they are sold or paid off.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Finance Receivables Held For Investment (continued)

At June 30, 2007 and December 31, 2006, finance receivables held for investment consisted of the following:

	June 30, 2007	December 31, 2006
Principal balance:
Secured	$142,154	$364,065
Unsecured	130,709	206,359

Total principal balance	272,863	570,424
Net discount	(1,856)	(8,834)
Allowance for losses on finance receivables	(77,807)	(297,925)

Carrying value of finance receivables	193,200	263,665
Less: Short-term finance receivables	86,090	166,090

Long-term finance receivables	$107,110	$97,575

Number of loans	93	169

Allowance as a percentage of gross finance receivables	28.5%	52.2%

90+ days contractual delinquency:
Total amount delinquent	$20,220	$267,852

% delinquent	7.4%	46.9%

RIOs on non-accrual status	$20,220	$267,852

% on non-accrual status	7.4%	46.9%

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$105,016	$542,245	$297,925	$626,245
Provision for losses	—	221,185	—	399,570
Charge-offs, net of recoveries	(27,209)	(194,162)	(220,117)	(456,547)

Balance at end of period	$77,807	$569,268	$77,807	$569,268

At June 30, 2007 and December 31, 2006, scheduled principal maturities of finance receivables held for investment were as follows:

	June 30, 2007	December 31, 2006
Due in one year or less	$86,090	$166,090
Due after one year through five years	139,598	303,538
Due after five years	47,175	100,796

Total	$272,863	$570,424

The weighted average interest rate earned on the RIO portfolio was 14.4% for the three and six months ended June 30, 2007. At June 30, 2007, interest rates on finance receivables held for investment range from 10.9% to 16.5% with a weighted average interest rate of 14.4%.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Servicing Asset

At June 30, 2007, the Company’s servicing asset consisted of the following:

June 30, 2007
Carrying amount as of January 1, 2007	$63,089
Additions:
Servicing asset related to sourcing new RIOs	23,807
Subtractions:
Amortization	(22,008)

Carrying amount – June 30, 2007	$64,888

Fair value as of January 1, 2007	$63,089

Fair value as of June 30, 2007	$64,888

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

Servicing assets are included in “other assets” on the Company’s consolidated Balance Sheet.

7. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2007	December 31, 2006
Frost Term Loan	$1,200,000	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,716,658	1,769,693
Other		109,900

Total long-term debt	2,916,658	3,079,593
Less: Current portion	111,995	217,920

Long-term portion	$2,804,663	$2,861,673

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Credit Facilities (continued)

Term Loan – In February 2006 the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (7.36% at June 30, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At June 30, 2007, the Company had outstanding borrowings of $1,200,000 under the term loan.

Borrowing Base Line of Credit – The Frost Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2007 the Company had no balance outstanding under the Frost Borrowing Base Line of Credit, and a $6 million borrowing capacity. The Borrowing Base Line matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit – The $875,000 line of credit is available for the Company to purchase equipment during the next 12 months. Interest only at LIBOR plus 2.0% is payable monthly until February 10, 2008. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The Company has no outstanding balance under this term note.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at June 30, 2007.

Mortgage Payable

The Company has a mortgage with GE Capital Business Asset Funding on its Woodbridge, Virginia manufacturing facility. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

8. Related Parties

D.S. Berenson, a Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended June 30, 2007 and 2006, of approximately $36,000 and $26,000, respectively and $64,000 and $55,000 during the six months ended June 30, 2007 and 2006, respectively.

9. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

10. Income Per Share

The following table sets forth the computation of earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	1,100,672	1,132,035	1,332,531	396,426

Weighted average shares outstanding – basic	8,317,910	8,128,180	8,283,432	8,042,973
Effect of dilutive securities	146,918	160,406	166,335	208,288

Weighted average shares outstanding – diluted	8,464,828	8,288,586	8,449,767	8,251,261

Net income per share – basic	$0.13	$0.14	$0.16	$0.05

Net income per share – diluted	$0.13	$0.14	$0.16	$0.05

For the three and six months ended June 30, 2006, approximately 76,500 outstanding options were not included in the calculation of earnings per share because their inclusion would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2007 included herein, and our audited financial statements for years ended December 31, 2006, 2005 and 2004, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

At June 30, 2007 our home improvement operations exclusively served The Home Depot in 38 markets covering 25 states. Our kitchen products are available in all 38 markets encompassing approximately 1,352 The Home Depot stores and 33 The Home Depot – Expo stores. Our bath products are currently offered in 16 markets which include approximately 523 stores, and our deck products are offered in 15 markets which include 525 stores.

In late June 2007 we opened new sales and installation centers in Nashville, Tennessee and Birmingham, Alabama. In July 2007 we opened a new center in Harrisburg, PA and in August we opened centers in the Buffalo and Rochester, New York markets.

In March 2007 we launched a pilot program with the Home Depot for the introduction of countertop products in the Boston market. This product offering consists of laminate and solid-surface tops, including Corian, Silestone and granite. We also plan by the end of August 2007 to roll out solid-surface countertop products in the Chicago, New York, California, Florida and metro-Washington D.C. markets and to extend our laminate countertop product offering in all markets where we offer our kitchen refacing products.

We have also completed the introduction of our Designer Deck Ceiling system product in the Atlanta and metro-Washington D.C. markets. This new product offering is designed to cosmetically improve and present a finished look to the underside of an elevated deck as well as to capture and direct water away from the outdoor living area directly below.

We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

Until November 2006 our consumer finance business, First Consumer Credit, Inc. or FCC, purchased retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by our own home improvement operations. We held and serviced the RIOs for our own account. In November 2006 we changed the business model of our consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for an unaffiliated financial institution. In connection with this change we entered into a Purchase and Sale Agreement, or Purchase Agreement, whereby we sold a substantial portion of our RIO portfolio to the financial institution. Concurrent with the sale of RIOs, we entered into a Sourcing and Servicing Agreement, or Sourcing Agreement, with the financial institution whereby we will provide identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. In addition, the agreement provides for us to service the institution’s RIO portfolio, including the RIOs we sold.

Results of Operations

Results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006:

	(In thousands) Three months ended June 30,
	2007			2006
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Revenues	$31,601	$590	$32,191	$32,293	$1,715	$34,008
Costs and expenses:
Costs of remodeling contracts	14,415	—	14,415	15,293	—	15,293
Branch operations	1,939	—	1,939	1,860	—	1,860
Sales, marketing and license fees	10,937	—	10,937	10,973	—	10,973
Interest expense on financing of loan portfolios	—	—	—	—	743	743
Provision for loan losses	—	—	—	—	221	221
Restructuring charges	—	—	—	—	—	—
General and administrative	2,488	726	3,214	2,110	824	2,934

Operating income (loss)	1,822	(136)	1,686	2,057	(73)	1,984
Interest expense	54	8	62	112	29	141
Other income (expense)	188	—	188	67	—	67

Income (loss) before income taxes	1,956	(144)	1,812	2,012	(102)	1,910
Income tax expense (benefit)	767	(56)	711	817	(39)	778

Net income (loss)	$1,189	$(88)	$1,101	$1,195	$(63)	$1,132

Management’s Summary of Results of Operations.

Consolidated revenues were $32,191,000 in the three months ended June 30, 2007 as compared to $34,008,000 in the three months ended June 30, 2006. Consolidated net income was $1,101,000, or $0.13 per diluted share in the three months ended June 30, 2007, as compared to $1,132,000, or $0.14 per diluted share, in the same period last year.

Home Improvement – Revenues in the home improvement segment decreased 2.1% to $31,601,000 in the three months ended June 30, 2007 as compared to $32,293,000 in the same period last year. Revenues declined approximately 10.5% in markets that were opened prior to 2006. Revenues in markets opened during 2006 increased 109.6% principally due to the short duration they operated in the prior year period. New orders declined 21.7% to $35,935,000 in the second quarter 2007 as compared with $45,879,000 in the second quarter 2006.

The decline in revenues and new orders is principally due to the weakness in the housing market and rising energy costs. The decline was geographically broad based, however the most significant declines were regionally centered in California markets for kitchen refacing products and in the Northeastern and Mid-Atlantic states for deck products. Management believes that the underlying factors that are contributing to the recent housing sector weakness, including the increased inventory of homes on the market and tightening of lending standards in the mortgage and consumer financing markets, will continue to place pressures on consumer home improvement expenditures for the remainder of 2007. However, we believe that consumer demand and expenditures for home improvement products will recover at a faster rate than the general housing market. We anticipate increasing numbers of potential home sellers will undertake remodeling expenditures to spruce up their house to stand out against competition while many other home owners will choose to incur remodeling investments to upgrade their existing home and defer selling their homes until conditions in the housing sector are more favorable. Therefore new orders and revenues in the second half of fiscal 2007 are expected to be flat as compared to the new order and revenue levels in the second half of 2006.

Although our revenues and new orders declined this quarter and are expected to be flat for the remainder of 2007, we have been working with The Home Depot on a number of initiatives, which we believe will have a positive impact on our future revenues. In June 2007 we initiated a new in-store marketing program in certain markets to increase the number of customer appointments. Based on the early positive results of the program we intend to expand the in-store program into additional markets and reduce our media advertising expenditures where response rates have declined.

During the second quarter we also completed the introduction of our Designer Deck Ceiling Systems product in the Atlanta and Minneapolis markets. This new product offering is designed to cosmetically improve and present a finished-look to the underside of an elevated deck as well as to capture and direct water away from the outdoor living area directly below. We are currently evaluating the expansion of this product in additional markets.

In March 2007 we launched a pilot program for the introduction of countertop products in the Boston market. This product offering consists of laminate and solid-surface tops, including Corian, Silestone and granite. During the second quarter we began the roll out of laminate countertops in all of our kitchen refacing markets. In the third quarter we plan to roll out solid-surface countertop products in the Chicago, New York, California, Florida and metro-Washington D.C. markets, and to complete our laminate countertop product offering in all markets where we offer our kitchen refacing products. We had previously offered countertop products under other brand names and we believe we are well positioned to offer these products to The Home Depot’s “do-it-for-me” customer.

Net income in the home improvement segment was $1,189,000 in the second quarter 2007 as compared to $1,195,000 in the second quarter 2006. Net income reflected an improved gross profit margin resulting from lower deck material, labor and overhead costs, and favorable product mix. Gross profit for home improvement operations was $17,186,000, or 54.4% of home improvement revenues for the second quarter 2007, as compared with $17,000,000, or 52.6% of home improvement revenues in the second quarter 2006.

Consumer Finance – Revenues from our consumer finance segment were $590,000 in the second quarter 2007 as compared with $1,715,000 in the second quarter 2006. Net loss for the finance segment was $88,000 in the second quarter 2007 as compared with $63,000 for the second quarter 2006.

In November 2006, we changed the business model of our finance business from purchasing and holding RIOs to sourcing and servicing RIOs for a financial institution. As we anticipated, our transition into this new business model would not generate sufficient sourcing and servicing revenues in the second quarter 2007 to cover the operating costs of the finance business.

On May 14, 2007, we received an unsolicited and non-binding letter of interest from the management of FCC to acquire the finance business. Among other items, completion of the transaction is subject to securing financing for the transaction, approval of our board of directors and entry into a definitive agreement. Provided management of FCC obtains the necessary financing and our board of directors approves the transaction, we expect the transaction will be completed in the third quarter.

Home Improvement Operations – Detailed Review

Revenues in the home improvement segment decreased 2.1% to $31,601,000 in the three months ended June 30, 2007 as compared to $32,293,000 in the same period last year. Management attributes the decline principally to lower demand resulting from weakness in the housing market and rising energy costs. Revenues declined approximately 10.5% in markets that were opened prior to 2006. Revenues in markets opened during 2006 increased 109.6% principally due to the short period they operated in the prior year period.

	Revenues in the three months ended June 30,		Increase (decrease)
	2007	2006	$
In thousands
Home improvement revenues:
Markets opened prior to 2006	$26,880	$30,041	$(3,161)
Markets opened in 2006	4,721	2,252	2,469

Total Home Improvement revenues	$31,601	$32,293	$(692)

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended June 30,		Increase (decrease)
	2007	2006	$	%
Home improvement product lines:
Kitchen refacing and countertops	$22,962	$21,711	1,251	5.8
Bathroom refacing	2,463	2,859	(396)	(13.9)
Wood decks	6,176	7,710	(1,534)	(19.9)
Replacement windows	—	13	(13)	(100.0)

Total Home Improvement revenues	$31,601	$32,293	$(692)	(2.1)

The increase in kitchen refacing revenues was generated in markets opened in 2006.

New orders were $35,935,000 in the three months ended June 30, 2007 as compared with $45,879,000 in the three months ended June 30, 2006. The decline in new orders is due to a reduction in the number of customer appointments which management attributes to softness in the housing sector. Although the decline was geographically broad based, the most significant declines were regionally centered in California markets for our kitchen refacing products and in the Northeastern and Mid-Atlantic states for our deck products.

	New orders in the three months ended June 30,		Increase (decrease)
	2007	2006	$
In thousands
Markets opened prior to 2006	$31,059	$41,093	$(10,034)
Markets opened in 2006	4,876	4,786	90

Total Home Improvement	$35,935	$45,879	$(9,944)

New sales orders by product for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30,		Increase (decrease)
	2007	2006	$	%
Home improvement product lines:
Kitchen refacing and countertops	$22,138	$27,048	(4,910)	(18.2)
Bathroom refacing	2,656	3,044	(388)	(12.7)
Wood decks	11,141	15,783	(4,642)	(29.4)
Replacement windows	—	4	(4)	(100.0)

Total Home Improvement revenues	$35,935	$45,879	$(9,944)	(21.7)

In June 2007 we initiated a new in-store marketing program in certain markets to increase the number of customer appointments. Based on the early positive results of the program we intend to expand the in-store program into additional markets and reduce our media advertising expenditures where response rates have declined.

Management believes that the underlying factors that are contributing to the recent housing sector weakness, including softness in home sales, the increased inventory of homes on the market, tightening of lender standards in the mortgage and consumer financing markets, and rising energy costs, will continue to place pressures on our home improvement segment for the remainder of 2007. Although management believes these factors have impeded our recent growth trend, we expect the expansion of our in-store marketing program combined with our new market and product expansion initiatives with the Home Depot, will have a positive impact on future revenues.

Our backlog of uncompleted sales orders by product as of June 30, 2007 and 2006 was as follows (in thousands):

	As of June 30, 2007	As of June 30, 2006
Kitchen refacing and countertops	$14,070	$16,528
Bathroom refacing	2,067	1,828
Decks	9,489	11,773

Total Home Improvement	$25,626	$30,129

Gross profit for home improvement operations was $17,186,000, or 54.4% of home improvement revenues for the second quarter 2007, as compared with $17,000,000, or 52.6% of home improvement revenues in the second quarter 2006. Gross profit as a percentage of revenue improved 0.6% due to product mix and 1.1% from lower material, labor and overhead costs related to our deck products.

Branch operating expenses were $1,989,000 as compared to $1,860,000 for the three months ended June 30, 2007 and 2006, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses related to facility and occupancy expenses increased $124,000 as compared to the prior year quarter principally due to the growth in the number of our sales and installation centers.

Marketing expenses for home improvement operations were approximately $6,866,000, or 21.7% of home improvement revenues in the second quarter 2007, as compared to $6,171,000, or 19.1% of home improvement revenues in the second quarter

2006. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising, field marketing personnel costs including salaries and travel expenses, and personnel and facility costs related to maintaining our marketing center. The increase in marketing expenditures as compared to the prior year period is principally due to increased marketing fees paid to The Home Depot ($512,000) resulting from an increase in the fee rate structure and product mix, and higher media advertising expenditures ($148,000).

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses were $4,071,000, or 12.9% of home improvement revenues for the three months ended June 30, 2007, as compared to $4,784,000, or 14.8% of home improvement revenues in the prior year period. The decrease in sales expenses is principally due to decreased sales commissions and sales bonuses ($527,000) on lower revenues, and lower expenditures related to sales materials ($151,000).

General and administrative expenses for home improvement operations were $2,488,000 for the three months ended June 30, 2007, as compared to $2,110,000 in the prior year period. General and administrative expenses include approximately $790,000 of corporate overhead costs allocated to home improvement operations for each of the three months ended June 30, 2007 and 2006. Corporate general and administrative expenses are allocated to each of our two reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments. The increase in general and administrative costs consists of an increase in salary, wages and bonus of $326,000 and $200,000 for consulting fees related to supply chain operations and management’s assessment of internal controls.

Consumer Finance Operations – Detailed Review

Revenues from our consumer finance segment were $590,000 in the three months ended June 30, 2007 as compared to $1,715,000 in the three months ended June 30, 2006. Revenues were comprised of the following sources during the respective periods (in thousands):

	Three months ended June 30,
	2007	2006
Interest income	$13	$1,671
Sourcing and servicing fees	438	—
Other revenues and fees	139	44

Total revenues and fees	$590	$1,715

Concurrent with the sale of our portfolio of RIOs in November 2006 we entered into the Sourcing Agreement with a financial institution. Following the RIO sale we retained certain RIOs which were not eligible to be sold under the terms of the purchase and sale agreement. We will continue to service the remaining RIOs until they are sold or paid off. Accordingly, our revenue mix has changed from interest income of the RIO portfolio to sourcing and servicing fees.

In addition to sourcing and servicing, the Sourcing Agreement provided that we had the right to purchase a non-owner participation interest in any RIO investment pool purchased by the financial institution. A RIO investment pool consists of all the RIOs purchased by the institution during a specific calendar year. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. We agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio we sold. At June 30, 2007, our non-owner participation investment was approximately $1,793,000. In the second quarter 2007, other revenues and fees includes $63,000 from the preferred return related to our participation investment.

At June 30, 2007 and December 31, 2006, finance receivables held for investment consisted of the following:

	June 30, 2007	December 31, 2006
Principal balance:
Secured	$142,154	$364,065
Unsecured	130,709	206,359

Total principal balance	272,863	570,424
Net discount	(1,856)	(8,834)
Allowance for losses on finance receivables	(77,807)	(297,925)

Carrying value of finance receivables	193,200	263,665
Less: Short-term finance receivables	86,090	166,090

Long-term finance receivables	$107,110	$97,575

Number of loans	93	169

Allowance as a percentage of gross finance receivables	28.5%	52.2%

90+ days contractual delinquency:
Total amount delinquent	$20,220	$267,852

% delinquent	7.4%	46.9%

RIOs on non-accrual status	$20,220	$267,852

% on non-accrual status	7.4%	46.9%

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$105,016	$542,245	$297,925	$626,245
Provision for losses	—	221,185	—	399,570
Charge-offs, net of recoveries	(27,209)	(194,162)	(220,117)	(456,547)

Balance at end of period	$77,807	$569,268	$77,807	$569,268

At June 30, 2007 and December 31, 2006, scheduled principal maturities of finance receivables held for investment were as follows:

	June 30, 2007	December 31, 2006
Due in one year or less	$86,090	$166,090
Due after one year through five years	139,598	303,538
Due after five years	47,175	100,796

Total	$272,863	$570,424

General and administrative expenses were approximately $726,000 for the three months ended June 30, 2007 as compared with $824,000 in the prior year period. Corporate overhead expenses allocated to the finance segment were $74,000 and $74,000 in the three months ended June 30, 2007 and 2006, respectively, and are included in general and administrative expenses.

Results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006:

	(In thousands) Six months ended June 30,
	2007			2006
	Home Improvement	Consumer Finance	Consolidated	Home Improvement	Consumer Finance	Consolidated
Revenues	$59,685	$1,046	$60,731	$53,470	$3,359	$56,829
Costs and expenses:
Costs of remodeling contracts	27,776	—	27,776	26,152	—	26,152
Branch operations	3,826	—	3,826	3,584	—	3,584
Sales, marketing and license fees	20,813	—	20,813	18,808	—	18,808
Interest expense on financing of loan portfolios	—	—		—	1,433	1,433
Provision for loan losses	—	—		—	400	400
Restructuring charges	—	—		—	—	—
General and administrative	4,804	1,454	6,258	3,945	1,670	5,615

Operating income (loss)	2,466	(408)	2,058	981	(144)	837
Interest expense	100	36	136	204	58	262
Other income (expense)	270	—	270	143	—	143

Income (loss) before income taxes	2,636	(444)	2,192	920	(202)	718
Income tax expense (benefit)	1,028	(169)	859	400	(78)	322

Net income (loss)	$1,608	$(275)	$1,333	$520	$(124)	$396

Management’s Summary of Results of Operations.

Consolidated revenues were $60,731,000 in the six months ended June 30, 2007 as compared to $56,829,000 in the six months ended June 30, 2006. Consolidated net income was $1,332,000, or $0.16 per diluted share in the six months ended June 30, 2007, as compared to a net loss of $396,000, or $0.05 per diluted share, last year.

Home Improvement – Revenues in the home improvement segment increased 11.6% to $59,685,000 in the six months ended June 30, 2007 as compared to $53,470,000 in the same period last year. The increase in revenues principally reflects the growth of our operations under our program with The Home Depot. During 2006 we opened new sales and installation centers in eight new markets and expanded our deck product offering to three additional markets where we already had kitchen refacing centers.

New orders were $66,221,000 in the six months ended June 30, 2007 as compared to $72,542,000 in the six months ended June 30, 2006. The decline in new orders occurred in the second quarter 2007 primarily resulting from weakness in the housing market and rising energy prices.

Gross profit for home improvement operations was $31,909,000, or 53.5% of home improvement revenues for the six months ended June 30, 2007, as compared with $27,318,000, or 51.1% of home improvement revenues in the prior year period. The increase in gross profit as a percentage of revenue is due to favorable product mix and lower deck product material, labor and overhead costs.

Net income for the home improvement segment was $1,608,000 in the six months ended June 30, 2007 as compared to $520,000 in the same period last year.

Consumer Finance – Revenues from our consumer finance segment were $1,046,000 in the six months ended June 30, 2007 as compared to $3,359,000 in the six months ended June 30, 2006.

In November 2006, we changed the business model of our finance business from purchasing and holding RIOs to sourcing and servicing RIOs for a financial institution. As we anticipated, sourcing and servicing revenues in the six months ended June 30, 2007 were insufficient to cover the operating costs of the finance business.

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

In addition to sourcing and servicing, the Sourcing Agreement provided that we had the right to purchase a non-owner participation interest in any RIO investment pool purchased by the financial institution. A RIO investment pool consists of all the RIOs purchased by the institution during a specific calendar year. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. We agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio we sold. In the first half of 2007, other revenues and fees includes $110,000 from the preferred return related to our participation investment.

Home Improvement Operations – Detailed Review

Revenues in the home improvement segment increased 11.6% to $59,685,000 in the six months ended June 30, 2007 as compared to $53,470,000 in the same period last year. Revenues declined 3.1% in markets opened prior to 2006. Revenues in markets opened in 2006 increased 340% principally due to the short duration they operated in the prior year period. During 2006 we opened new sales and installation centers in eight new markets and expanded our deck product offering to three additional markets where we already had kitchen refacing centers.

	Revenues in the six months ended June 30,		Increase (decrease)
	2007	2006	$
In thousands
Home improvement revenues:
Markets opened prior to 2006	$49,579	$51,175	$(1,596)
Markets opened in 2006	10,106	2,295	7,811

Total Home Improvement revenues	$59,685	$53,470	$6,215

Revenues attributable to each of our product lines are as follows (in thousands):

	Six months ended June 30,		Increase (decrease)
	2007	2006	$	%
Home improvement product lines:
Kitchen refacing and countertops	$46,515	$36,755	$9,760	26.6
Bathroom refacing	4,687	5,997	(1,310)	(21.8)
Wood decks	8,483	10,656	(2,173)	(20.4)
Replacement windows	—	62	(62)	(100.0)

Total Home Improvement revenues	$59,685	$53,470	$6,215	11.6

The increase in kitchen refacing revenues was generated in markets opened in 2006. Bath revenues declined as compared to the same period last year principally due to the decline in the number of markets in which we now offer our bath products. Upon converting certain of our centers to The Home Depot brand in 2006, we ceased offering bath products in certain of those markets.

New orders were $66,221,000 in the six months ended June 30, 2007 as compared to $72,542,000 in the six months ended June 30, 2006. The decline in new orders occurred in the second quarter 2007 primarily resulting from weakness in the housing market and rising energy costs. The following table reflects new sales orders by product (in thousands):

	Six months ended June 30,		Increase (decrease)
	2007	2006	$	%
Kitchen refacing and countertops	$45,476	$45,932	$(456)	(1.0)
Bathroom refacing	5,301	5,981	(680)	(11.4)
Decks	15,444	20,603	(5,159)	(25.0)
Replacement windows	—	26	(26)	(100.0)

Total Home Improvement	$66,221	$72,542	$(6,321)	(8.7)

New orders distributed by age of the market for the stated periods were as follows (in thousands):

	New orders in the six months ended June 30,		Increase (decrease)
	2007	2006	$
Markets opened prior to 2006	$56,947	$66,976	$(10,029)
Markets opened in 2006	9,274	5,566	3,708

Total Home Improvement	$66,221	$72,542	$(6,321)

Our backlog of uncompleted sales orders by product as of June 30, 2007 and December 31, 2006 was as follows (in thousands):

	As of June 30, 2007	As of December 31, 2006
Kitchen refacing and countertops	$14,070	$15,122
Bathroom refacing	2,067	1,452
Decks	9,489	2,517

Total Home Improvement	$25,626	$19,091

Gross profit for home improvement operations was $31,909,000, or 53.5% of home improvement revenues for the six months ended June 30, 2007, as compared with $27,318,000, or 51.1% of home improvement revenues in the prior year period. Gross profit as a percentage of revenue improved 0.9% due to product mix and 1.5% from lower material, labor and overhead costs related to our deck product line.

Branch operating expenses were $3,826,000 as compared to $3,584,000 for the six months ended June 30, 2007 and 2006, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The increase in branch operating expenses is due to increased costs related to facility and occupancy expenses resulting from the growth in the number of our sales and installation centers which we opened in connection with our expansion programs with The Home Depot.

Marketing expenses for home improvement operations were approximately $12,984,000, or 21.8% of home improvement revenues in the first half of 2007, as compared to $10,693,000, or 20.0% of home improvement revenues in the first half of 2006. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising, field marketing personnel costs, including salaries and travel expenses, and personnel and facility costs related to maintaining our marketing center. Marketing fees paid to The Home Depot increased $2,668,000 resulting from higher revenues associated with our The Home Depot programs and a higher effective fee rate resulting from a higher fee rate structure and product mix.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses were $7,829,000, or 13.1% of home improvement revenues for the six months ended June 30, 2007, as compared to $8,027,000, or 15.0% of home improvement revenues in the prior year period. Higher sales commissions of $143,000 on higher revenues were more than offset by reduced sales bonuses of $240,000 and lower expenditures for sales related materials of $83,000.

General and administrative expenses for home improvement operations were $4,804,000, or 8.0% of home improvement revenues for the six months ended June 30, 2007, as compared to $3,945,000, or 7.4% of home improvement revenues in the prior year period. General and administrative expenses include approximately $1,581,000 and $1,613,000 of corporate overhead costs allocated to home improvement operations for the six months ended June 30, 2007 and 2006, respectively. Corporate general and administrative expenses are allocated to each of our two reporting segments based on management’s estimate of the costs attributable, or time spent, on each of our segments. The increase in general and administrative expense is due to higher salary, wages and bonus of $415,000 and $440,000 for consulting fees related to supply chain operations and management’s assessment of internal controls.

Consumer Finance Operations – Detailed Review

Revenues from our consumer finance segment were $1,046,000 in the six months ended June 30, 2007 as compared to $3,359,000 in the six months ended June 30, 2006. Revenues were comprised of the following sources during the respective periods (in thousands):

	Six months ended June 30,
	2007	2006
Interest income	$36	$3,276
Sourcing and servicing fees	777	—
Other revenues and fees	233	83

Total revenues and fees	$1,046	$3,359

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

In addition to sourcing and servicing, the Sourcing Agreement provided that we had the right to purchase a non-owner participation interest in any RIO investment pool purchased by the financial institution. A RIO investment pool consists of all the RIOs purchased by the institution during a specific calendar year. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. We agreed to a 4% non-owner participation interest in the 2006 investment pool of RIOs, inclusive of the RIO portfolio we sold. In the first half of 2007, other revenues and fees includes $110,000 from the preferred return related to our participation investment.

At June 30, 2007 and December 31, 2006, finance receivables held for investment consisted of the following:

	June 30, 2007	December 31, 2006
Principal balance:
Secured	$142,154	$364,065
Unsecured	130,709	206,359

Total principal balance	272,863	570,424
Net discount	(1,856)	(8,834)
Allowance for losses on finance receivables	(77,807)	(297,925)

Carrying value of finance receivables	193,200	263,665
Less: Short-term finance receivables	86,090	166,090

Long-term finance receivables	$107,110	$97,575

Number of loans	93	169

Allowance as a percentage of gross finance receivables	28.5%	52.2%

90+ days contractual delinquency:
Total amount delinquent	$20,220	$267,852

% delinquent	7.4%	46.9%

RIOs on non-accrual status	$20,220	$267,852

% on non-accrual status	7.4%	46.9%

Changes in the allowance for loan losses were as follows:

	Six months ended June 30,
	2007	2006
Balance at beginning of period	$297,925	$626,245
Provision for losses	—	399,570
Charge-offs, net of recoveries	(220,117)	(456,547)

Balance at end of period	$77,807	$569,268

At June 30, 2007 and June 30, 2006, scheduled principal maturities of finance receivables held for investment are as follows:

	June 30, 2007	December 31, 2006
Due in one year or less	$86,090	$166,090
Due after one year through five years	139,598	303,538
Due after five years	47,175	100,796

Total	$272,863	$570,424

General and administrative expenses were approximately $1,454,000 for the six months ended June 30, 2007 as compared with $1,670,000 in the prior year period. Corporate overhead expenses allocated to the finance segment were $148,000 and $174,000 in the six months ended June 30, 2007 and 2006, respectively, and are included in general and administrative expenses.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At June 30, 2007, we had approximately $10,343,000 in cash and cash equivalents.

Cash utilized in operations was $915,000 in the six months ended June 30, 2007 which included the payment of 2006 corporate income taxes in the amount of $2,661,000. Cash utilized in operations in the six months ended June 30, 2006 was $3,286,000.

In the six months ended June 30, 2007 net cash generated from investing and financing activities was approximately $695,000 as compared with $1,122,000 in the prior year period. Investing and financing activities principally include capital expenditures, proceeds from the issuance of common stock and borrowings and repayments of debt obligations.

In connection with the RIO portfolio sale, we purchased a non-owner participation interest in the 2006 RIO investment pool. A RIO investment pool consists of all the RIOs purchased by the financial institution during a specific calendar year. The investment is returned from the cash flows of the RIO pool as the pool pays down, including interest at the preferred rate of return as specified in the Sourcing Agreement. In the six months ended June 30, 2007, the participation investment paid down $399,000. This amount is included in investing activities.

At June 30, 2007 and December 31, 2006, the principal balance of long term debt and lines of credit consisted of the following:

	June 30, 2007	December 31, 2006
Frost Term Loan	$1,200,000	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,716,658	1,769,693

Other	—	109,900
Total long-term debt	2,916,658	3,079,593
Less: Current portion	111,995	217,920

Long-term portion	$2,804,663	$2,861,673

On April 2, 2007 we renewed and amended our loan agreement, or Loan Agreement, with Frost National Bank, or Frost Bank. The Loan Agreement, as amended, provides for a $6 million borrowing base line of credit, or Borrowing Base Line of Credit, an $875,000 line of credit to be used for the purchase of equipment, and a term loan in the amount of $1,200,000. The Loan Agreement and related notes are secured by substantially all of the assets of our company and its subsidiaries, and the company’s subsidiaries are guarantors.

Term Loan – In February 2006 we exercised our option to purchase our kitchen manufacturing facility in Charles City, Virginia. Proceeds from the term loan were utilized to acquire the property and paydown our Borrowing Base Line. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (7.36% at June 30, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

Borrowing Base Line of Credit – The Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2007 we had no balance outstanding under the Borrowing Base Line of Credit, and a $6 million borrowing capacity. The Borrowing Base Line of Credit matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit – The $875,000 line of credit is available for us to purchase equipment during the next 12 months. Interest only at LIBOR plus 2.0% is payable monthly until February 10, 2008. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. We have no outstanding balance under this term note.

Our Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at June 30, 2007.

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

In connection with agreement with our The Home Depot we will open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our initiatives in 2007 with The Home Depot include the introduction of additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006. With the exception of the adoption of FIN 48 on our critical accounting policies related to income taxes, a discussion of which follows, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Provision of Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. A significant adverse change in any one of several of these factors would materially affect our assessment of the likelihood of recoverability of our deferred tax assets and would impact the amount of tax expense we record. Historically, we have fully recovered or deferred tax assets as estimated.

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions and which requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 required us to use judgment in establishing the tax positions undertaken by us in our tax filings, as well as determining which of these positions are certain or uncertain. In making these determinations, we were required to make interpretations of tax legislation and administrative enforcement of this legislation in multiple jurisdictions. In addition, we used judgment to assess whether the identified uncertain tax positions were more likely than not of being sustained upon audit examination by the tax authority in the relevant jurisdictions. If applicable, we are also required to make estimates of the value of unrecognized tax benefits and the significance of any change to our results of operations and financial position. Finally, we were required to estimate, if applicable, the financial impact of interest and penalties of any position that would not likely be sustained on audit.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in VIE or off-balance sheet transactions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective at that reasonable assurance level.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors.

There were no material changes during the quarter from the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The disclosure required by this Item 4 has previously been reported by the Company on Form 8-K as filed with the Commission on June 6, 2007, and which is incorporated herein by reference.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 14, 2007 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.6(e)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.7(e)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.8(f)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.9(f)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

IOE - 1

Exhibit Number	Description of Exhibit
+10.10(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.11(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.12(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.13(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.14(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.15(g)	Amended and Restated 2000 Stock Compensation Plan

+10.16(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.17(h)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.18(i)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.19(j)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

+10.20(k)	Non-Employee Director Compensation Plan

+10.21(k)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.22(k)	Form of Restricted Stock Agreement for Employees

10.23(l)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.24(l)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.25(l)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.26(l)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.27(l)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.28(l)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.29(l)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.30(l)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.31(l)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

IOE - 2

Exhibit Number	Description of Exhibit
10.32(l)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.33(l)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.34(l)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.35(m)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request.

+10.36(n)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.37(o)	Purchase and Sale Agreement dated as of November 2, 2006 between FCC Acceptance Corp., First Consumer Credit, Inc. and FCC Investment Trust I. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.38 (o)	Sourcing and Servicing Agreement dated as of November 2, 2006 between FCC Investment Trust I and First Consumer Credit, Inc. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.39 (p)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.40 (p)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.41 (p)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.42 (p)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.43 (p)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.44 (p)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.45 (p)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.46 (p)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.47 (p)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Fist Bank of U.S. Home.

10.48 (p)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

21.1(q)	Subsidiaries of the Company

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

IOE - 3

Exhibit Number	Description of Exhibit
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on November 8, 2006 and is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE - 4