Form 10-Q
period 2007-09-30
US HOME SYSTEMS INC
filed 2007-11-14
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007 there were 7,978,494 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,558,217	$10,561,972
Accounts receivable-trade, net of allowance for doubtful accounts of $157,834 and $246,204, respectively	7,426,618	4,714,808
Accounts receivable-other	4,298,334	430,877
Finance receivables held for investment, current	—	166,090
Income tax receivable	103,641	104,381
Commission advances	1,331,084	899,780
Inventories	4,625,765	4,258,866
Prepaid expenses	1,592,551	858,522
Deferred income taxes	681,473	839,610

Total current assets	27,617,683	22,834,906

Property, plant, and equipment, net	5,607,196	5,796,318
Finance receivables held for investment, net of current portion	—	97,575
Goodwill	3,589,871	7,357,284
Participation investment	—	2,191,285
Other assets	424,334	524,078

Total assets	$37,239,084	$38,801,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,980,568	$2,583,328
Customer deposits	57,472	74,625
Accrued wages, commissions, and bonuses	2,046,265	1,574,310
Federal and state taxes payable	259,555	2,786,034
Long-term debt, current portion	114,038	217,920
Other accrued liabilities	1,677,386	1,377,904

Total current liabilities	9,135,284	8,614,121
Deferred income taxes	405,413	432,223
Deferred revenue	—	6,640
Long-term debt, net of current portion	2,775,376	2,861,673

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 8,342,941 and 8,210,160 shares issued; 7,931,648 and 8,210,160 shares outstanding at September 30, 2007 and December 31, 2006, respectively	8,343	8,210
Additional capital	20,080,053	19,016,937
Retained earnings	7,964,240	7,861,642
Treasury stock, at cost, 411,293 shares at September 30, 2007	(3,129,625)	—

Total stockholders’ equity	24,923,011	26,886,789

Total liabilities and stockholders’ equity	$37,239,084	$38,801,446

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three Months ended September 30,
	2007	2006
Revenues from remodeling contracts	$34,249,104	$36,316,620
Cost of remodeling contracts	16,488,787	16,471,425

Gross Profit	17,760,317	19,845,195

Costs and expenses:
Branch operations	2,080,498	1,875,680
Sales, marketing and license fees	11,153,259	11,524,909
General and administrative	2,569,433	2,507,377

Income from operations	1,957,127	3,937,229

Interest expense	53,676	121,996
Other income, net	99,940	100,692

Income from continuing operations before income taxes	2,003,391	3,915,925
Income tax expense	767,170	1,527,287

Income from continuing operations	1,236,221	2,388,638

Discontinued operations:
Loss on discontinued operations	(1,668,606)	(267,470)
Tax expense (benefit)	797,548	(100,286)

Loss from discontinued operations	(2,466,154)	(167,184)

Net income (loss)	$(1,229,933)	$2,221,454

Net income (loss) per common share – basic and diluted
Continuing operations	$0.15	$0.29
Discontinued operations	(0.30)	(0.02)

Net income (loss) per common share	$(0.15)	$0.27

Weighted average common shares outstanding:
Basic	8,228,691	8,172,607

Diluted	8,228,691	8,312,562

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Nine Months ended September 30,
	2007	2006
Revenues from remodeling contracts	$93,934,108	$89,786,507
Cost of remodeling contracts	44,264,937	42,623,734

Gross Profit	49,669,171	47,162,773

Costs and expenses:
Branch operations	5,906,542	5,459,678
Sales, marketing and license fees	31,965,681	30,332,863
General and administrative	7,373,479	6,451,546

Income from operations	4,423,469	4,918,686

Interest expense	153,154	326,391
Other income, net	369,503	244,267

Income from continuing operations before income taxes	4,639,818	4,836,562
Income tax expense	1,795,375	1,927,131

Income from continuing operations	2,844,443	2,909,431

Discontinued operations:
Loss on discontinued operations	(2,113,269)	(469,595)
Tax expense (benefit)	628,576	(178,044)

Loss from discontinued operations	(2,741,845)	(291,551)

Net income	$102,598	$2,617,880

Net income (loss) per common share – basic and diluted
Continuing operations	$0.34	$0.36
Discontinued operations	(0.33)	(0.04)

Net income per common share	$0.01	$0.32

Weighted average common shares outstanding:
Basic	8,264,984	8,086,659

Diluted	8,403,161	8,275,188

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2007

	U.S. Home Systems Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2007	8,210,160	$8,210	—		$19,016,937	$7,861,642	$26,886,789
Issuance of common stock on stock option exercises	24,156	24	—	—	130,210	—	130,234
Release of restricted stock awards	27,152	27	—	—	(27)	—	—
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	90,011	—	90,011
Stock compensation	—	—	—	—	90,447	—	90,447
Net income	—	—	—	—	—	231,859	231,859

Balance at March 31, 2007	8,261,468	$8,261	—	—	$19,327,578	$8,093,501	$27,429,340

Issuance of common stock on stock option exercises	79,100	80	—	—	444,284	—	444,364
Release of restricted stock awards	2,373	2	—	—	(2)	—	—
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	155,078	—	155,078
Stock compensation	—	—	—	—	92,350	—	92,350
Net income	—	—	—	—	—	1,100,672	1,100,672

Balance at June 30, 2007	8,342,941	$8,343	—	—	$20,019,288	$9,194,173	$29,221,804

Purchase of treasury stock		—	411,293	(3,129,625)	—	—	(3,129,625)
Stock compensation	—	—	—	—	60,765	—	60,765
Net loss	—	—	—	—	—	(1,229,933)	(1,229,933)

Balance at September 30, 2007	8,342,941	$8,343	411,293	$(3,129,625)	$20,080,053	$7,964,240	$24,923,011

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
Operating Activities
Net income	$102,598	$2,617,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	993,090	987,701
Net provision for loan losses and bad debts	(2,119)	834,345
Stock based compensation	243,562	343,407
Excess income tax benefit from stock option exercises and awards released	(245,089)	(272,064)
Loss on disposal of assets	1,369,899	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2,354,083)	(2,891,252)
Inventories	(366,899)	(1,512,270)
Commission advances and prepaid expenses	(1,165,333)	(1,014,643)
Accounts payable and customer deposits	2,370,087	(119,686)
Accrued expenses	471,955	1,116,210
Income taxes	(2,149,323)	1,800,890
Other assets and liabilities, net	310,929	2,034

Net cash provided by (used in) operating activities	(420,726)	1,892,552

Investing Activities
Purchases of property, plant, and equipment	(801,092)	(696,272)
Proceeds from sale of assets	305	18,843
Purchase of finance receivables	—	(26,024,836)
Customer payments on finance receivables	104,185	19,712,963
Principal return of participation investment	613,690	—

Net cash used in investing activities	(82,912)	(6,989,302)

Financing Activities
Proceeds from lines of credit and long-term borrowings	—	28,857,816
Principal payments on lines of credit, long-term debt, and capital leases	(190,179)	(23,587,398)
Change in restricted cash	—	1,146,213
Excess income tax benefit from stock option exercises and awards released	245,089	272,064
Purchase of treasury stock	(3,129,625)	—
Issuance of common stock	574,598	628,877

Net cash provided by (used in) financing activities	(2,500,117)	7,317,572

Net increase (decrease) in cash and cash equivalents	(3,003,755)	2,220,822
Cash and cash equivalents at beginning of period	10,561,972	4,417,381

Cash and cash equivalents at end of period	$7,558,217	$6,638,203

Supplemental Disclosure of Cash Flow Information
Interest Paid	$164,275	$2,562,629

Cash payments of income taxes	$4,660,298	$84,269

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2007

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products exclusively for The Home Depot. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories.

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and require the use of complex judgment in their application. Except for the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2006.

Income Taxes

On January 1, 2007 the Company adopted FASB Interpretation No. 48. FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns and provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company had no adjustments as a result of its adoption of FIN 48.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses. As of September 30, 2007, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax examinations by tax authorities for tax years prior to 2003. The Company’s federal filings for the years 2003 through 2005 are under routine examination and that process is anticipated to be completed before the end of 2008.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (Continued)

Discontinued Operations

On October 2, 2007, effective September 30, 2007 for accounting purposes, the Company sold substantially all of the assets of its consumer finance business segment, First Consumer Credit, Inc. As such, the Company has reclassified the operating results of its consumer finance segment as discontinued operations for all periods presented. The Company classifies a business component that has been disposed as a discontinued operation if the cash flows of the component have been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statement of Operations.

As a result of the disposition of the Company’s consumer finance business, the balance sheet as of September 30, 2007 does not include any assets or liabilities of discontinued operations. The assets and liabilities of the consumer finance business in the Company’s Consolidated Balance Sheet as of December 31, 2006 have not been reclassified. The cash flows of discontinued operations have not been reclassified. See Note 9 for additional information regarding our discontinued operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial statements.

3. Information About Segments

Prior to September 30, 2007, the Company was engaged in two lines of business, the home improvement business and the consumer finance business. The Company’s reporting segments were based on these same lines of business. Effective September 30, 2007, the Company sold substantially all of the assets of its consumer finance business, the results of which are reported in discontinued operations (Note 9). Accordingly, the Company’s current reporting segment consists only of the home improvement business. In the home improvement business, the Company manufactures or procures, designs, sells and installs custom kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories exclusively for The Home Depot. The Company’s home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

Revenues attributable to each of the Company’s product lines in the home improvement operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Home improvement product lines:
Kitchen refacing and countertops	$22,690	$22,823	$69,204	$59,578
Bathroom refacing	2,947	2,655	7,634	8,651
Decks	8,612	10,838	17,096	21,558

Total Home Improvement revenues	$34,249	$36,316	$93,934	$89,787

Our home improvement business is subject to seasonal trends. The generation of new orders through our relationship with The Home Depot for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. The generation of new orders for our deck products typically declines in the last quarter of the year through the first two months of the following year, which negatively impacts our fourth and first quarter revenues and net income, respectively. Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

4. Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$2,616,118	$2,306,837
Work-in-progress	2,009,647	1,952,029

Total inventory	$4,625,765	$4,258,866

5. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2007	December 31, 2006
Frost Term Loan	$1,200,000	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,689,414	1,769,693
Other	—	109,900

Total long-term debt	2,889,414	3,079,593
Less: Current portion	114,038	217,920

Long-term portion	$2,775,376	$2,861,673

Frost Loan Agreement

On April 2, 2007 the Company renewed and amended its loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement as amended provides for a $6 million borrowing base line of credit (the “Borrowing Base Line”), an $875,000 line of credit to be used for the

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5. Credit Facilities (Continued)

purchase of equipment, and a term loan in the amount of $1,200,000. The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan – In February 2006 the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan. The remainder of the proceeds of the $1.2 million term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (7.20% at September 30, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At September 30, 2007, the Company had outstanding borrowings of $1,200,000 under the term loan.

Borrowing Base Line of Credit - The Frost Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2007 the Company had no balance outstanding under the Frost Borrowing Base Line of Credit, and had a $6 million borrowing capacity. The Borrowing Base Line matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit - The $875,000 line of credit is available for the Company to purchase equipment. The line availability will expire in February 2008. Interest only at LIBOR plus 2.0% is payable monthly until February 10, 2008. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The Company has no outstanding balance under this term note.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at September 30, 2007.

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

6. Related Parties

D.S. Berenson, a former Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. The Company made payments to the law firm during the three months ended September 30, 2007 and 2006, of approximately $25,296 and $35,436, respectively, and $89,162 and $90,670 during the nine months ended September 30, 2007 and 2006, respectively.

7. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

8. Treasury Stock

In August 2007, the Board of Directors authorized the repurchase of up to $5 million of the Company’s outstanding stock. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. The shares of common stock repurchased under this program are considered treasury shares.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheets. Cumulative repurchases through September 30, 2007 were 411,293 shares at a cost of $3,130,000.

9. Discontinued Operations

Effective September 30, 2007, the Company and First Consumer Credit, Inc. (FCC), the consumer finance subsidiary of the Company, entered into an Asset Purchase Agreement with FCC Finance, LLC (“FCC-Finance”) whereby FCC sold substantially all of its assets to FCC-Finance for approximately $2.6 million in a buyout led by management of the consumer finance subsidiary. Included among the assets sold were FCC’s portfolio of retail installment contracts (RIOs), FCC’s servicing asset, furniture, fixtures, equipment, goodwill and certain intellectual property. Assets retained included cash and certain accounts receivable.

In connection with the transaction, FCC recognized a pre-tax loss of $1,370,000, which included a write down of goodwill related to the finance business unit as follows (in thousands):

Assets sold:
Assets other than goodwill	$255
Goodwill	3,767

Total assets	4,022
Proceeds from sale, net of legal expenses of $10	2,652

Loss on sale	$1,370

The proceeds from the sale, as well as the return of the principal balance of FCC’s participation investment (as described below) were settled on October 3, 2007. Accordingly, these amounts were recorded in Accounts Receivable – Other in the accompanying Consolidated Balance Sheet at September 30, 2007.

The goodwill associated with the finance business does not qualify as a tax deduction under current tax regulations. Consequently, for income tax purposes, the transaction has resulted in a taxable gain and the Company has recognized an income tax liability of approximately $910,000.

Excluding the loss from the transaction, FCC incurred a net loss of $186,000 in the three months ended September 30, 2007, and $462,000 in the nine months ended September 30, 2007.

The Company also entered into a Transition Services Agreement with FCC-Finance to provide certain services to assist the purchaser with the transition of the business operations. These services primarily include administrative and information systems support, and sourcing RIOs for the benefit of the purchaser. The Company will employ such personnel as necessary to provide the services during the transition. The Company’s costs to provide these services are reimbursable by the purchaser at the Company’s cost. The transition is expected to be completed within 90 days.

Concurrent with the transaction, FCC terminated its rights under the master participation agreement, dated as of November 2, 2006 (the “Participation Agreement”) between FCC and FCC Investment Trust I (the “Trust”), an unaffiliated financial institution. The Participation Agreement provided FCC with a preferred rate of return on its non-owner participation interest investment in a RIO portfolio owned by the Trust. Upon termination of the Participation Agreement, FCC received a return of its remaining investment principal balance of approximately $1,577,000.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9. Discontinued Operations (Continued)

As a result of the transaction, the financial operating results of FCC for all periods have been reclassified as discontinued operations in the accompanying statements of operations.

Until November 2006, FCC purchased retail installment obligations, or RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by the Company’s own home improvement operations. FCC held and serviced the RIOs for its own account. In November 2006 the Company changed the business model of its consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for an unaffiliated financial institution. In connection with this change FCC entered into a Purchase and Sale Agreement, or Purchase Agreement, whereby FCC sold a substantial portion of its RIO portfolio to the financial institution. Concurrent with the sale of RIOs, FCC entered into a Sourcing and Servicing Agreement, or Sourcing Agreement, with the financial institution whereby FCC provides identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. In addition, the agreement provided for FCC to service the institution’s RIO portfolios, including the RIOs FCC sold.

10. Income Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income:
Net income from continuing operations	$1,236,221	$2,388,638	$2,844,443	$2,909,431
Net income (loss) from discontinued operations	(2,466,154)	(167,184)	(2,741,845)	(291,551)

Net income (loss)	$(1,229,933)	$2,221,454	$102,598	$2,617,880

Weighted average shares outstanding – basic	8,228,691	8,172,607	8,264,984	8,086,659
Effect of dilutive securities	—	139,955	138,177	188,529

Weighted average shares outstanding – diluted	8,228,691	8,312,562	8,403,161	8,275,188

Net income (loss) per share – basic and diluted:

Continuing operations	$0.15	$0.29	$0.34	$0.36

Discontinued operations	(0.30)	(0.02)	(0.33)	(0.04)

Net income (loss) per share – basic and diluted	$(0.15)	$0.27	$0.01	$0.32

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2006, approximately 54,470 and 57,904 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, approximately 66,565 and 3,125 common stock equivalents, respectively, were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2007 included herein, and our audited financial statements for years ended December 31, 2006, 2005 and 2004, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products exclusively for The Home Depot. Our principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories. Our home improvement products are marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.” Our home improvement products are marketed through a variety of sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

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

At September 30, 2007, our home improvement operations exclusively served The Home Depot in 41 markets covering 26 states. Our kitchen products are available in all 41 markets encompassing approximately 1,386 The Home Depot stores and 33 The Home Depot – Expo stores. Our bath products are currently offered in 16 markets which include approximately 523 stores, and our deck products are offered in 15 markets which include 525 stores.

In late June 2007, we opened new sales and installation centers in Nashville, Tennessee and Birmingham, Alabama. In July 2007, we opened a center in Harrisburg, Pennsylvania and in August we opened centers in the Buffalo and Rochester, New York markets.

In March 2007, we launched a pilot program with The Home Depot for the introduction of countertop products in the Boston market. This product offering consists of laminate and solid-surface tops, including Corian, Silestone and granite. Since March 2007, we completed the roll out of laminate countertop products in all markets where we offer our kitchen refacing products, and we introduced our solid-surface countertop products in the Chicago, New York, California and Florida markets.

During the second quarter 2007 we completed the introduction of our Designer Deck Ceiling system product in the Atlanta and Minneapolis markets. This new product offering is designed to cosmetically improve and present a finished look to the underside of an elevated deck as well as to capture and direct water away from the outdoor living area directly below.

We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

Effective September 30, 2007, we exited the consumer finance business when we and First Consumer Credit, Inc. (FCC), our consumer finance subsidiary, entered into an Asset Purchase Agreement with FCC Finance, LLC (“FCC-Finance”) whereby FCC sold substantially all of its assets to FCC-Finance for approximately $2.6 million in a buyout led by management of the consumer finance unit. Concurrently with the sale we also entered into a Transition Services Agreement with FCC-Finance to provide certain services to assist the purchaser with the transition of the business operations. The transition is expected to be completed within 90 days. Under the Transition Services Agreement, FCC-Finance will reimburse us for the costs we incur to provide any transition service.

As a result of the transaction the financial operating results of FCC for all periods have been reclassified as discontinued operations in our Statements of Operations.

Results of Operations

Results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006:

	(In thousands) Three months ended September 30,
	2007				2006
	Home Improvement	Consumer Finance		Consolidated	Home Improvement	Consumer Finance		Consolidated
Revenues	$34,249	$		$34,249	$36,316	$		$36,316
Costs of remodeling contracts	16,489			16,489	16,471			16,471

Gross Profit	17,760			17,760	19,845			19,845

Costs and expenses:
Branch operations	2,081			2,081	1,876			1,876
Sales, marketing and license fees	11,153			11,153	11,525			11,525
General and administrative	2,569			2,569	2,507			2,507

Operating income	1,957			1,957	3,937			3,937
Interest expense	54			54	122			122
Other income (expense)	100			100	101			101

Income from continuing before income taxes	2,003			2,003	3,916			3,916
Income taxes	767			767	1,527			1,527

Income from continuing operations	1,236			1,236	2,389			2,389

Discontinued operations:
Loss from discontinued operations	—		(1,669)	(1,669)	—		(267)	(267)
Income tax (benefit)	—		797	797	—		(100)	(100)

Loss from discontinued operations	—		(2,466)	(2,466)	—		(167)	(167)

Net income (loss)	$1,236		$(2,466)	$(1,230)	$2,389		$(167)	$2,222

Managements’ Summary of Results of Operations.

Home Improvement – New orders increased 3.6% to $30,952,000 in the three months ended September 30, 2007 as compared with $29,871,000 in the three months ended September 30, 2006. We attribute the increase in new orders to our in-store-marketing program that we initiated in June 2007 to increase the number of customer appointments. Our in-store marketing program involves staffing marketing promoters in select The Home Depot stores during certain times of the week. Marketing promoters network with The Home Depot’s customers to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations.

Although our new orders increased as compared to the prior year period, the external pressures in the housing market continued to adversely affect our generation of new orders in certain markets. Demand for deck products remained below our 2006 new order levels and in some of our traditionally strong kitchen refacing markets, such as California and the New England area, the number of customer appointments declined as compared to the prior year period.

Revenues in the home improvement business decreased 5.7% to $34,249,000 in the third quarter 2007 as compared to $36,316,000 in the same period last year. Our revenues in the current quarter were adversely affected by lower backlog at the beginning of the period that resulted from the housing market weakness in the preceding quarter. Because our cycle time to complete the installation of a new order and recognize the related revenue is generally 60 days, our revenues in third quarter were largely influenced by our backlog of orders at the beginning of the quarter.

Operating income in the home improvement segment was $1,957,000 in the third quarter 2007 as compared to $3,937,000 in the third quarter 2006. The decline in operating income principally resulted from lower revenues, reduced gross profit margins and start-up losses in new markets opened in 2007. Higher material and manufacturing labor costs resulting from product changes in our kitchen refacing program and reduced deck product selling prices contributed to the lower gross margin during the period. We incurred an operating loss of $430,000 in the third quarter 2007 in markets opened in 2007.

Consumer Finance – Effective September 30, 2007, we exited the consumer finance business when our finance subsidiary, FCC, sold substantially all of its assets to FCC-Finance in a buyout led by management of the consumer finance unit. In connection with the transaction, FCC recognized a pre-tax loss of $1,370,000, which included a write down of goodwill related to the finance business. Because the goodwill associated with the finance business does not qualify as a tax deduction under current tax regulations, the transaction has resulted in taxable gain and the Company has recognized an income tax expense on the transaction of approximately $910,000. The resulting net loss from the transaction was $2,280,000.

Excluding the loss from the transaction, FCC incurred a net loss of $186,000 in the third quarter 2007 as compared to a net loss of $167,000 in the same period last year.

As a result of the transaction, the financial operating results of FCC for all periods have been reclassified as discontinued operations in our statement of operations.

Home Improvement Operations – Detailed Review

New orders increased 3.6% to $30,952,000 in the three months ended September 30, 2007 as compared with $29,871,000 in the three months ended September 30, 2006. The increase in new orders is due to an increase in the number of customer appointments that resulted from our new in-store-marketing program, which we initiated in June 2007. Our in-store marketing program involves staffing marketing promoters in select The Home Depot stores during certain times of the week to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations. During the third quarter we expanded this program from its initial four markets into 25 additional markets. At September 30, 2007, the in-store marketing program was operating in 175 The Home Depot stores. As a result of the in-store program we generated an increase in the number of customer appointments in our kitchen and bath refacing product lines, which resulted in an increase of new orders as compared to the same period last year.

New orders by comparable markets are as follows (in thousands):

	Three months ended September 30,		Increase (decrease)
	2007	2006	$
Markets opened prior to 2007	$30,296	$29,871	$425
Markets opened in 2007	656	—	656

Total new orders	$30,952	$29,871	$1,081

New orders by product were as follows (in thousands):

	Three months ended September 30,		Increase (decrease)
	2007	2006	$	%
Home improvement product lines:
Kitchen refacing and countertops	$23,965	$22,479	$1,486	6.6
Bathroom refacing	2,710	2,574	136	5.3
Decks	4,277	4,818	(541)	(11.2)

Total new orders	$30,952	$29,871	$1,081	3.6

External pressures in the housing market continued to adversely affect our generation of new orders in the third quarter 2007. Demand for deck products remained below our 2006 order levels and in some of our traditionally strong kitchen refacing markets, such as California and the New England area, the number of customer appointments have declined as compared to the prior year period. In the aggregate, new orders for kitchen refacing products in our Los Angeles and Boston markets declined approximately $1,475,000 in the current quarter. As noted above, our in-store marketing program has favorably contributed to our market/product comparables. The following table displays the increase, or (decrease), of new orders in the third quarter ended September 30, 2007 as compared to the prior year quarter, by product within comparable market categories (in thousands):

	Markets Opened:
	In 2007	Prior to 2007	Total
Home improvement product lines:
Kitchen refacing and countertops	$564	$922	$1,486
Bathroom refacing	—	136	136
Decks	92	(633)	(541)

Total new orders	$656	$425	$1,081

Revenues in our home improvement business decreased 5.7% to $34,249,000 in the third quarter 2007 as compared to $36,316,000 in the same period last year. Our revenues in the current quarter were adversely affected by lower backlog of orders to be completed of $4,503,000 at the beginning of the period as compared to the beginning of the third quarter 2006. Because our cycle time to complete the installation of a new order and recognize the related revenue is 60 days, our revenues in third quarter were largely influenced by our backlog of orders at the beginning of the quarter. The lower backlog resulted from reduced demand in the second quarter 2007 which management attributed to the weakness in the housing and home improvement markets.

Revenues by comparable markets are as follows (in thousands):

	Three months ended September 30,		Increase (decrease)
	2007	2006	$
Markets opened prior to 2007	$34,200	$36,316	$(2,116)
Markets opened in 2007	49	—	49

Total Home Improvement revenues	$34,249	$36,316	$(2,067)

Revenues attributable to each of our product lines are as follows (in thousands):

	Three months ended September 30,		Increase (decrease)
	2007	2006	$	%
Home improvement product lines:
Kitchen refacing and countertops	$22,690	$22,823	$(133)	0.6
Bathroom refacing	2,947	2,655	292	11.0
Decks	8,612	10,838	(2,226)	(20.5)

Total Home Improvement revenues	$34,249	$36,316	$(2,067)	(5.7)

Revenues declined $2,116,000, or 5.8%, in markets that were opened prior to 2007. Deck products accounted for all of the decrease. Revenues in markets opened during 2006 increased 50.1% principally due to the short period they operated in the prior year period.

Our backlog of uncompleted orders by product as of September 30, 2007 and 2006 was as follows (in thousands):

	As of September 30, 2007	As of September 30, 2006
Kitchen refacing and countertops	$15,346	$16,184
Bathroom refacing	1,830	1,747
Decks	5,153	5,753

Total Home Improvement	$22,329	$23,684

Gross profit for home improvement operations was $17,760,000, or 51.9% of revenues in the third quarter 2007 as compared with $19,845,000, or 54.6% of revenues in the third quarter 2006. The decline in revenues in the current period resulted in a reduction of gross profit of $1,234,000 as compared to the same quarter last year. Higher material and manufacturing labor costs resulting principally from certain product changes in our kitchen refacing program adversely affected gross profit by 160 basis points. In addition, reduced deck product selling prices resulted in a 130 basis points decline in gross profit margin in the current quarter. Management is currently reviewing its product cost and selling prices and plans to take appropriate actions to improve gross profit margins.

Branch operating expenses were $2,081,000 as compared to $1,876,000 for the three months ended September 30, 2007 and 2006, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses related to facility and occupancy expenses increased $98,000 as compared to the prior year quarter principally due to the growth in the number of our sales and installation centers.

Marketing expenses for home improvement operations were approximately $6,741,000, or 19.7% of home improvement revenues in the third quarter 2007, as compared to $7,065,000, or 19.5% of home improvement revenues in the third quarter 2006. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising expenditures, field marketing personnel costs including salaries and travel expenses, and personnel and facility costs related to maintaining our marketing center. The decrease in marketing expenditures as compared to the prior year period is principally due to decreased marketing fees paid to The Home Depot ($273,000) resulting from lower revenues.

During the third quarter 2007, we expanded a new in-store marketing program which we initiated in June 2007. Concurrent with the expansion of the in-store program, we reduced our media advertising expenditures where response rates had failed to meet our expectations. Our in-store marketing program involves staffing marketing promoters in select The Home Depot stores during certain times of the week. In most of the markets where we operate the in-store marketing program, we outsource the program to an independent marketing firm and pay a commission fee on each lead generated under the program that results in a new order. The commission fee is expensed to marketing expense when the related contract revenues are recognized. Where we utilize our own personnel in the in-store program, the related personnel costs are expensed to marketing expense in the period they are incurred.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses were $4,412,000, or 12.9% of home improvement revenues for the three months ended September 30, 2007, as compared to $4,460,000, or 12.3% of home improvement revenues in the prior year period. The decrease in sales expenses reflects lower sales commissions and bonuses ($429,000) resulting from lower revenues and sales compensation plan changes, offset by increased sales management expenses principally related to the growth of operations ($100,000) and increased sales travel expenditures ($110,000). In addition, in connection with the expansion of our in-store marketing program in the third quarter 2007, we executed a sales recruiting and training program to increase our staff of qualified sales representatives to accommodate the expected increase in the number of customer appointments. As a result of this initiative, sales training and sales materials expenses increased approximately $146,000 as compared to the prior year quarter.

General and administrative expenses for home improvement operations were $2,569,000 for the three months ended September 30, 2007, as compared to $2,507,000 in the prior year period. The increase in general and administrative expenses reflects higher personnel related costs, including salaries, wages and benefits.

Results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006:

	(In thousands) Nine months ended September 30,
	2007				2006
	Home Improvement	Consumer Finance		Consolidated	Home Improvement	Consumer Finance		Consolidated
Revenues	$93,934	$		$93,934	$89,786	$		$89,786
Costs of remodeling contracts	44,265			44,265	42,624			42,624

Gross Profit	49,669			49,669	47,162			47,162
Costs and expenses:
Branch operations	5,907			5,907	5,460			5,460
Sales, marketing and license fees	31,966			31,966	30,333			30,333
General and administrative	7,373			7,373	6,451			6,451

Operating income	4,423			4,423	4,918			4,918
Interest expense	153			153	326			326
Other income (expense)	370			370	244			244

Income from continuing before income taxes	4,640			4,640	4,836			4,836
Income taxes	1,795			1,795	1,927			1,927

Income from continuing operations	2,845			2,845	2,909			2,909
Discontinued operations:
Loss from discontinued operations	—		(2,113)	(2,113)	—		(469)	(469)
Income tax (benefit)	—		629	629	—		(178)	(178)

Loss from discontinued operations	—		(2,742)	(2,742)	—		(291)	(291)

Net income (loss)	$2,845		$(2,742)	$103	$2,909		$(291)	$2,618

Management’s Summary of Results of Operations.

Home Improvement – New orders were $97,172,000 in the nine months ended September 30, 2007 as compared to $102,414,000 in the nine months ended September 30, 2006. The decline in new orders occurred in the second quarter 2007 primarily resulting from weakness in the housing market and rising energy prices.

Revenues in the home improvement segment increased 4.6% to $93,934,000 in the nine months ended September 30, 2007 as compared to $89,786,000 in the same period last year. The increase in revenues reflects higher backlog of orders to be completed at the beginning of 2007 than at the beginning of 2006.

Gross profit for home improvement operations was $49,669,000, or 52.9% of home improvement revenues for the nine months ended September 30, 2007, as compared with $47,162,000, or 52.5% of home improvement revenues in the prior year period. The increase in gross profit as a percentage of revenue is principally due to favorable product mix.

Operating income for the home improvement segment was $4,423,000 in the nine months ended September 30, 2007 as compared to $4,918,000 in the same period last year.

Home Improvement Operations – Detailed Review

New orders were $97,172,000 in the nine months ended September 30, 2007 as compared to $102,414,000 in the nine months ended September 30, 2006. Management attributes the decline in new orders to the softness in the housing market and higher energy prices. The decline in new orders principally occurred in the second quarter 2007. In the third quarter 2007, the Company implemented an in-store marketing program to increase the number of customer appointments and new orders. In the aggregate, new orders increased in the third quarter 2007 as compared to the prior year, however new orders for deck products remained below 2006 levels.

The following table reflects new orders by product (in thousands):

	Nine months ended September 30,		Increase (decrease)
	2007	2006	$	%
Kitchen refacing and countertops	$69,442	$68,411	$1,031	1.5
Bathroom refacing	8,011	8,555	(544)	6.4
Decks	19,719	25,421	(5,702)	22.4
Replacement windows	—	27	(27)	(100.0)

Total new orders	$97,172	$102,414	$(5,242)	(5.1)

New orders by comparable market were as follows (in thousands):

	Nine months ended September 30,		Increase (decrease)
	2007	2006	$
Markets opened prior to 2007	$96,516	$102,414	$(5,898)
Markets opened in 2007	656		656

Total new orders	$97,172	$102,414	$(5,242)

Revenues in the home improvement segment increased 4.6% to $93,934,000 in the nine months ended September 30, 2007 as compared to $89,786,000 in the same period last year. The increase in revenues is due to the higher backlog of orders to be completed at the beginning of the 2007 calendar year as compared to the backlog of orders entering the 2006 calendar year. Revenues attributable to each of our product lines are as follows (in thousands):

	Nine months ended September 30,		Increase (decrease)
	2007	2006	$	%
Home improvement product lines:
Kitchen refacing and countertops	$69,218	$59,578	$9,640	16.2
Bathroom refacing	7,634	8,651	(1,017)	11.8
Decks	17,082	21,495	(4,413)	20.5
Replacement windows		62	(62)	(100.0)

Total Home Improvement revenues	$93,934	$89,786	$4,148	4.6

Revenues by comparable markets were as follows (in thousands):

	Revenues in the nine months ended September 30,		Increase (decrease)
	2007	2006	$
Home improvement revenues:
Markets opened prior to 2007	$93,885	$89,786	$4,099
Markets opened in 2007	49		49

Total Home Improvement revenues	$93,934	$89,786	$4,148

Gross profit for home improvement operations was $49,669,000, or 52.9% of home improvement revenues for the nine months ended September 30, 2007, as compared with $47,162,000, or 52.5% of home improvement revenues in the prior year period. Gross profit as a percentage of revenue improved 66 basis points due to product mix as compared to the same period last year. Gross profit was adversely affected 26 basis points resulting from the combination of higher material and manufacturing costs in our kitchen product line and selling price modifications in our deck product line.

Branch operating expenses were $5,907,000 as compared to $5,460,000 for the nine months ended September 30, 2007 and 2006, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The increase in branch operating expenses was due to the addition of our sales and installation centers we opened in 2007.

Marketing expenses for home improvement operations were approximately $19,724,000 or 21.0% of home improvement revenues in the nine months ended September 30, 2007, as compared to $17,758,000 or 19.8 % of home improvement revenues in the nine months ended September 30, 2006. Marketing expenses consist primarily of marketing fees we pay on each sale to The Home Depot, advertising, field marketing personnel costs, including salaries and travel expenses, and personnel and facility costs related to maintaining our marketing center. Marketing fees paid to The Home Depot increased $2,395,000 resulting from higher revenues associated with The Home Depot program and a higher effective fee rate resulting from a higher fee rate structure and sales product mix.

Sales expenses for home improvement operations, which consist primarily of sales commissions, sales manager salaries, travel and recruiting expenses were $12,242,000, or 13.0% of home improvement revenues for the nine months ended September 30, 2007, as compared to $12,486,000, or 13.9% of home improvement revenues in the prior year period. The decrease in sales expense was principally due to lower sales commission and bonuses resulting from sales compensation plan changes. The lower sales compensation costs were offset by increased personnel expenses related to our new sales and installation centers we opened in 2007.

General and administrative expenses for home improvement operations were $7,373,000, or 7.8% of home improvement revenues for the nine months ended September 30, 2007, as compared to $6,451,000, or 7.2% of home improvement revenues in the prior year period. The increase in general and administrative expense was due to higher personnel related costs ($350,000) including salary, wages, bonus and benefits, and $590,000 for consulting fees principally related to supply chain operations, information systems and management’s assessment of internal controls.

Our effective income tax rate in continuing operations in 2007 as compared to the same period last year reflects changes in the mix and amount of permanent tax differences from our books. The effective tax rate in 2007 is lower by 40 basis points due to the inclusion of tax free interest income we received in 2007, and 80 basis points on lower non tax deductible stock compensation from incentive stock options which do not give rise to tax deductions.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At September 30, 2007, we had approximately $7,558,000 in cash and cash equivalents.

Net cash utilized in operations was $421,000 in the nine months ended September 30, 2007 which included the payment of 2006 corporate income taxes in the amount of $2,661,000. Net cash provided by operations in the nine months ended September 30, 2006 was $1,893,000.

Our home improvement business is subject to seasonal trends. The generation of new orders through our relationship with The Home Depot for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. The generation of new orders for our deck products typically declines in the last quarter of the year through the first two months of the following year, which negatively impacts our fourth and first quarter revenues and net income, respectively. Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

Effective September 30, 2007, we sold substantially all of the assets of our consumer finance business, FCC, to FCC-Finance for approximately $2,652,000 in a buyout led by management of the consumer finance unit. Included among the assets sold were FCC’s portfolio of retail installment contracts (RIOs), FCC’s servicing asset, furniture, fixtures, equipment, goodwill and certain intellectual property. Assets retained included cash and certain accounts receivable. The proceeds from the sale, as well as the return of the principal balance of FCC’s participation investment (as described below), were settled on October 3, 2007. The Company intends to utilize these funds for general corporate working capital.

Concurrent with the sale of FCC’s assets, FCC terminated its rights under the master participation agreement, dated as of November 2, 2006 (the “Participation Agreement”) between FCC and FCC Investment Trust I (the “Trust”), an unaffiliated financial institution. The Participation Agreement provided FCC with a preferred rate of return on its non-owner participation interest investment in a RIO portfolio owned by the Trust. Upon termination of the participation Agreement, FCC received a return of its remaining investment principal balance of $1,577,000.

In the nine months ended September 30, 2007, net cash utilized in investing and financing activities was approximately $2,583,000. Investing and financing activities principally include capital expenditures, proceeds from the issuance of common stock and borrowings and repayments of debt obligations. In 2007, financing activities also included the utilization of approximately $3,130,000 to repurchase shares of the Company’s common stock. Cumulative repurchases during the quarter ended September 30, 2007 were 411,293 shares. Excluding the share repurchase, net cash generated from investing and financing activities was approximately $547,000 as compared with $329,000 in the prior year period.

Excluding the return of the principal balance of the non-owner participation investment in connection with the FCC transaction, in the nine months ended September 30, 2007, the participation investment paid down $614,000. This amount is included in investing activities.

At September 30, 2007 and December 31, 2006, the principal balance of long term debt and lines of credit consisted of the following:

	September 30, 2007	December 31, 2006
Frost Term Loan	$1,200,000	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,689,414	1,769,693
Other	—	109,900

Total long-term debt	$2,889,414	$3,079,593

Our term loan is related to our kitchen manufacturing facility in Charles City, Virginia. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (7.2% at September 30, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

We also have a mortgage on our Woodbridge, Virginia deck warehousing, manufacturing and office facilities. The mortgage is secured by this property. Interest on the mortgage is 7.25% and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

We have two lines of credit under our Loan Agreement with Frost National Bank, a Borrowing Base Line of Credit and an Equipment Line of Credit. The Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2007 we had no balance outstanding under the Borrowing Base Line of Credit, and a $6 million borrowing capacity. The Borrowing Base Line of Credit matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

The Equipment Line of Credit provides for borrowings up to $875,000 for the purchase equipment. The line availability will expire in February 2008. Interest only at LIBOR plus 2.0% is payable monthly until February 10, 2008. Thereafter, the then outstanding principal shall be due and payable in 48 equal monthly installments until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The Company has no outstanding balance under this term note.

Our Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at September 30, 2007.

In connection with our agreement with The Home Depot we will open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facilities improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our initiatives in 2007 with The Home Depot include the introduction of additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006. With the exception of the adoption of FIN 48 on our critical accounting policies related to income taxes, a discussion of which follows, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Provision for Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. A significant adverse change in any one or several of these factors would materially affect our assessment of the likelihood of recoverability of our deferred tax assets and would impact the amount of tax expense we record. Historically, we have fully recovered our deferred tax assets as estimated.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions and which requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN no. 48 on January 1, 2007. The implementation of FIN no. 48 required us to use judgment in establishing the tax positions undertaken by us in our tax filings, as well as determining which of these positions are certain or uncertain. In making these determinations, we were required to make interpretations of tax legislation and administrative enforcement of this legislation in multiple jurisdictions. In addition, we used judgment to assess whether the identified uncertain tax positions were more likely than not of being sustained upon audit examination by the tax authority in the relevant jurisdictions. If applicable, we are also required to make estimates of the value of unrecognized tax benefits and the significance of any change to our results of operations and financial position. Finally, we were required to estimate, if applicable, the financial impact of interest and penalties of any position that would not likely be sustained on audit.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we are not involved in VIE or off-balance sheet transactions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at that reasonable assurance level.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings

In July 2007 a class action, as yet uncertified, was filed against the Company in Superior Court of the State of California for the County of Los Angeles Central District, alleging certain violations of the California Labor Code and unfair business acts and practices in violation of the California Business and Profession Code. The case was subsequently removed to the U.S. District Court for The Central District of California – Western Division. This action was filed by two former employees (“Plaintiffs”). The Plaintiffs assert the claims on their behalf and a class of other plaintiffs similarly situated. Relief sought in the complaint includes unspecified damages, injunctive and equitable relief, punitive damages, penalties (in addition to wages owed) and attorney fees. The Company filed a Motion to Dismiss which was denied by the Court. The Company believes the claims by Plaintiffs are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

ITEM 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2006 as filed with the SEC. There have not been any substantive changes to the Risk Factors described in our 2006 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter, the Company repurchased shares of its common stock having a value of approximately $3,129,625. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2007 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2007 – July 31, 2007	—	$—	—	$—
August 1, 2007 – August 31, 2007	97,193	$7.81	97,193	$4,240,818
September 1, 2007 – September 30, 2007	314,100	$7.55	411,293	$1,870,375

(1)

The Company’s common stock repurchase program was announced on August 14, 2007. The Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 14, 2007 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

10.6(e)	Form of Guaranty Agreement executed on May 30, 2003, by U.S. Remodelers, Inc., First Consumer Credit, Inc., USA Deck, Inc., Facelifters Home Systems, Inc. and U.S. Window Corporation (collectively, the “Subsidiaries”), to secure payment of $7,775,000 payable to The Frost National Bank by U.S. Home Systems, Inc. (“Guaranteed Indebtedness”)

10.7(e)	Form of Security Agreement executed by U.S. Home Systems, Inc. and each of the Subsidiaries pledging Collateral (as defined in the Security Agreement) as security for the Guaranteed Indebtedness owed to The Frost National Bank

10.8(f)	Proprietary Information License Agreement between USA Deck, Inc. and Universal Forest Products, Inc. dated as of March, 2003

10.9(f)	License Agreement between TM Acquisition Corp. and U.S. Remodelers, Inc. dated as of March 3, 1997

Exhibit Number	Description of Exhibit
+10.10(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.11(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.12(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.13(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.14(f)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.15(g)	Amended and Restated 2000 Stock Compensation Plan

+10.16(c)	Employment Agreement effective October 2, 2001 between First Consumer Credit, Inc., U.S. Home Systems, Inc. and James D. Borschow.

+10.17(h)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

10.18(i)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

10.19(j)	Supply and Rebate Agreement by and between Universal Forest Products, Inc. and USA Deck, Inc., dated September 27, 2004

+10.20(k)	Non-Employee Director Compensation Plan

+10.21(k)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.22(k)	Form of Restricted Stock Agreement for Employees

10.23(l)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.24(l)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.25(l)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.26(l)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.27(l)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.28(l)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.29(l)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.30(l)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.31(l)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit
10.32(l)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.33(l)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.34(l)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.35(m)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request.

+10.36(n)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.37(o)	Purchase and Sale Agreement dated as of November 2, 2006 between FCC Acceptance Corp., First Consumer Credit, Inc. and FCC Investment Trust I. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.38(o)	Sourcing and Servicing Agreement dated as of November 2, 2006 between FCC Investment Trust I and First Consumer Credit, Inc. (Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request).

10.39p)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.40(p)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.41(p)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.42(p)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.43(p)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.44(p)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.45(p)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.46(p)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.47(p)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Fist Bank of U.S. Home.

10.48(p)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.49(q)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.50(q)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

Exhibit Number	Description of Exhibit
21.1(r)	Subsidiaries of the Company

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 12, 2003, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on November 8, 2006 and is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.