Form 10-K
period 2007-12-31
US HOME SYSTEMS INC
filed 2008-03-18
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Securities registered under Section 12 (g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 4, 2008, 7,658,454 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2007, was $69,634,975.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2. Yes  ☐     No  ☒

The following documents are incorporated by reference: Portions of the registrant’s proxy statement pertaining to the registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this report.

i

ii

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks” or “anticipates,” or similar words (including their use in the negative), or by discussions of future matters, such as our ability to obtain new customers under our agreement with The Home Depot, sales and revenue growth, state of residential housing market, entry into new markets, expansion of our product lines, possible changes in legislation and other statements that are not historical. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report. You should be aware that the occurrence of any of the events discussed under the heading “Risk Factors” and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this Annual Report are intended to be applicable to all related forward-looking statements wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.

BUSINESS

Introduction

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our principal product lines include kitchen and bathroom cabinet refacing products, including countertops, wood and composite decks and related accessories. Our countertop products include laminate and solid-surface tops, including Corian, Silestone and granite. We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

Since October 2003 our home improvement operations have engaged in an aggressive expansion program with The Home Depot. In May 2006, we entered into a three year service provider agreement, or SPA, with The Home Depot to sell and install our specialty home improvement products exclusively for The Home Depot customers in designated markets. Our home improvement products are marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.” Our home improvement products are marketed through a variety of sources including, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

At December 31, 2007, our kitchen refacing products were available in approximately 1,400 The Home Depot stores and 33 The Home Depot—Expo stores. Our bath refacing products were offered in approximately 580 stores and our deck products were offered in approximately 525 stores.

On February 28, 2008, we and The Home Depot mutually agreed to (1) extend the termination date of the SPA to February 28, 2011; (2) terminate the installed deck program under the SPA; and (3) add additional markets in Ohio and Pennsylvania for our kitchen cabinet refacing and countertop products.

As a result of these amendments to the SPA, effective February 29, 2008, we ceased receiving customer leads from The Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. We will install all pending deck orders for The Home Depot customers in these markets and will continue to honor our warranty service obligations to The Home Depot deck customers. After completion of all pending deck orders, we will cease offering deck products in these markets. Revenues for deck sales in these markets were approximately $6 million in 2007.

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with the phase out of our deck products in The Home Depot stores in these markets, we will return to marketing our deck products under our Designer Deck brand. We also plan to broaden our deck product offering with additional selections of composite deck materials and offer a traditional on-site deck construction alternative to our modular Designer Deck. We intend to service these markets from our deck product manufacturing facility in Woodbridge, Virginia.

Additionally, we and The Home Depot agreed that effective April 1, 2008, we will begin offering our kitchen cabinet refacing and countertop products in Ohio markets, including Cleveland, Columbus and Cincinnati and in Pittsburgh, Pennsylvania, encompassing approximately 96 The Home Depot stores.

We will continue, on an exclusive basis, to offer our kitchen and bath refacing products to The Home Depot customers in the designated markets. As a result of the addition of the Ohio and Pittsburgh markets, we are now the sole provider of kitchen refacing products to The Home Depot customers.

Effective September 30, 2007, we exited the consumer finance business when First Consumer Credit, Inc. (FCC), our consumer finance subsidiary, sold substantially all of its assets to FCC-Finance, LLC (FCC-Finance) for approximately $2.6 million in a buyout led by management of the consumer finance unit. Concurrently with the sale we also entered into a transition services agreement with FCC-Finance to provide certain services to assist the purchaser with the transition of the business operations. Under the transition services agreement, FCC-Finance will reimburse us for the costs we incur to provide any transition service. At December 31, 2007, the transition was substantially completed.

As a result of the transaction the financial operating results of FCC for all periods have been reclassified as discontinued operations in our Consolidated Statements of Operations included in this Annual Report.

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

Our Business Strategy

Our primary objective is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot.

Our relationship with The Home Depot provides us with a significant distribution channel for our installed products. By combining the brand name recognition and distribution presence of The Home Depot with our manufacturing and installation programs, we believe we have the opportunity to profitably grow sales of our kitchen and bathroom cabinet refacing and countertop products. We will continue to seek opportunities to expand our relationship with The Home Depot into new geographic markets and to add new products in our The Home Depot distribution channel.

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

Home Improvement Business

Products and Services

In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our specialty product lines include kitchen refacing, bathroom refacing and wood and composite deck products.

The following chart summarizes the percentage of our revenues that each of our primary product lines accounted for during the last three fiscal years.

	Percent of Revenues Year ended December 31,
Product Lines	2007	2006	2005
Kitchen Refacing and Countertops	75%	69%	66%
Bathroom Refacing	8%	9%	14%
Deck Products	17%	22%	20%

Kitchen Refacing :    Kitchen remodeling includes replacement kitchen cabinetry and kitchen cabinet refacing. Cabinet refacing is a remodeling technique in which existing cabinetry framework is retained but all exposed surfaces are changed. Under our cabinet refacing system, cabinet doors, drawers, drawer fronts, and drawer boxes are replaced, all hardware is replaced, and all exposed cabinet surfaces are covered with matching veneer or laminate. We also provide matching valances, molding, add-on or replacement cabinets, space organizers, lazy susans, slide-out shelving and countertops, which include laminate and solid-surface tops, including Corian, Silestone and granite. We purchase certain of our wood doors and wood drawer fronts from vendors and we manufacture certain cabinet doors, drawers and other cabinet refacing products in our Charles City, Virginia facility. Cabinet refacing provides consumers with a lower-cost alternative to total cabinet replacement.

Bathroom Refacing :    Our bathroom remodeling products include acrylic tub liners and wall surrounds, vanity cabinetry refacing and replacement vanity cabinets, bowls, faucets, commodes and shower doors. With the exception of the vanity cabinetry refacing and the replacement vanity cabinets, we purchase our bathroom remodeling products from unaffiliated suppliers and perform all installation services.

Decks :    We have developed a solution for the fabrication and installation of wood decks and deck enclosures. We believe that we are the only U.S. company that has developed and applied the concepts of modular designed, pre-engineered, factory built, quality decks that are typically installed within 3 to 5 days after installation begins. We manufacture the components of our wood decks and related accessories at our facility in Woodbridge, Virginia. In some markets, we purchase wood and composite deck components from a third party.

The major components of a Wood Designer Deck system include:

•	Our Wood-on-Wood Understructure and Foundation: Outdoor decks are exposed to constant “wet to dry” and “freezing to thawing” cycles, which cause expansion and contraction not present in interior construction. These extreme climate-related conditions could cause problems such as cracking, buckling and structural failure. Using our patented Wood-on-Wood understructure and foundation system, we are able to solve these problems and provide a safe, durable deck for our customers.

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

Marketing and Sales

Our home improvement products are currently marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.”

After August 31, 2008, our wood deck products will no longer be marketed under The Home Depot brand. We anticipate that we will begin offering our deck products in April 2008 under our Designer Deck brand in certain Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York, concurrent with the phasing out of our deck products in The Home Depot stores in these markets. Our kitchen and bath refacing products will continue to be offered exclusively under The Home Depot brand.

Although not contractually required to promote or advertise our products, The Home Depot periodically markets our products by including them in its national and regional marketing programs. We utilize an unaffiliated service provider to generate prospective The Home Depot customer leads for us. The service provider receives a fee for each customer lead which enters into a The Home Depot sales order, subject to our completion of the installation of the sales order. We provide in-store displays and full color brochures in each of The Home Depot stores which we service. In addition to our in-store marketing campaign, we periodically conduct advertising in other forms of media.

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

Manufacturing and Installation

We manufacture certain of our kitchen cabinet refacing products, bathroom cabinetry and deck products, and perform the installation of these products.

Kitchen and Bath Products :    We manufacture our cabinet fronts, including cabinet doors, drawers, drawer fronts and cabinets faced with high-pressure laminate or thermo foil at our facility in Charles City, Virginia. Certain components, including countertops, wood cabinet doors, wood drawer fronts, hardware, acrylic tub liners and wall surrounds are purchased from third-party suppliers.

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

Deck Products:    We manufacture the components of our wood deck products at our manufacturing facility located in Woodbridge, Virginia. We purchase composite deck products from third party vendors.

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

We currently utilize subcontractor installation crews, typically comprised of three members, to install our deck products. Deck installations are typically completed within 60 days from the receipt of the sales order.

Competition

We face significant competition in our respective markets. Reputation, price, workmanship and level of service are among the differentiating factors within the industry. We compete with numerous home improvement contractors and home center retailers in each of the markets in which we operate, including Sears, Sam’s Warehouse Club and Lowe’s. As we continue our expansion programs with The Home Depot, we anticipate that we and The Home Depot will face greater competition from major home center retailers. In addition to home improvement contractors and home improvement centers, competition for our deck products comes from other specialty or franchise deck contractors.

Raw Materials

We are not dependent upon a single source for our principal raw materials, and such raw materials have, historically, been readily available. Raw materials used in the manufacturing and installation process are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials are and will continue to be, available from numerous suppliers at competitive prices. We purchase pre-treated lumber utilized in our deck manufacturing facility in Woodbridge, Virginia from local suppliers at current market prices which are subject to price fluctuations. We believe that we will be able to purchase an adequate supply of lumber from local suppliers at competitive prices as is necessary to meet our wood deck manufacturing requirements.

Warranties

For our kitchen and bathroom products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and, a limited warranty covering defective materials. We require each of our independent contractors to correct defective workmanship for a 12-month period.

For our deck products, we provide a one-year warranty covering defective workmanship, a three-year warranty on structure and a limited three-year warranty against rot, decay and termites.

Customer Payment

The Home Depot customers pay The Home Depot for their home improvement products and services upon completion of the project by cash, personal checks, credit cards or financing arranged by The Home Depot. The Home Depot pays us for each installed home improvement project less a marketing fee retained by The Home Depot.

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

The Home Depot Agreement

The Home Depot Relationship.    We believe our relationship with The Home Depot is a significant factor to the achievement of our long-term growth. In May 2006, we entered into a three year service provider agreement, or SPA, with The Home Depot to sell and install our specialty home improvement products exclusively for The Home Depot customers in designated markets. Our principal product lines include kitchen and bathroom cabinet refacing products, including countertops, wood and composite decks and related accessories.

At December 31, 2007, our kitchen refacing products were available in approximately 1,400 The Home Depot stores and 33 The Home Depot—Expo stores. Our bath refacing products were offered in approximately 580 stores and our deck products were offered in approximately 525 stores.

On February 28, 2008, we and The Home Depot mutually agreed to (1) extend the termination date of the SPA to February 28, 2011; (2) terminate the installed deck program under the SPA; and (3) add additional markets in Ohio and Pennsylvania for our kitchen cabinet refacing and countertop products.

Effective February 29, 2008, we ceased receiving customer leads from The Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. We will install all pending deck orders for The Home Depot customers in these markets and will continue to honor our warranty service obligations to The Home Depot deck customers. After completion of all pending deck orders, we will cease offering deck products in these markets. Revenues for deck sales in these markets were approximately $6 million in 2007.

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. We will return to marketing our deck products in these markets under our Designer Deck brand concurrently with our phasing out of The Home Depot markets. We anticipate to begin marketing decks under our own brand in April 2008 in these markets. We intend to service these markets by utilizing our deck product manufacturing facility in Woodbridge, Virginia.

Additionally, we and The Home Depot agreed that effective April 1, 2008, we will begin offering our kitchen cabinet refacing and countertop products in Ohio markets, including Cleveland, Columbus and Cincinnati and in Pittsburgh, Pennsylvania, encompassing approximately 96 The Home Depot stores.

We will continue, on an exclusive basis, to offer our kitchen and bath refacing products to The Home Depot customers in the designated markets. As a result of the addition of the Ohio and Pittsburgh markets, we are the sole provider of kitchen refacing products to The Home Depot customers.

The following is a summary of material terms and conditions of the SPA, as amended:

Term.    The SPA was effective on May 1, 2006 and shall continue until February 28, 2011 unless earlier terminated consistent with the provisions of the SPA.

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

After August 31, 2008, we will no longer offer our deck products to The Home Depot customers under the SPA. We will continue to sell and install our kitchen and bath refacing products exclusively for The Home Depot customers in the designated markets.

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

Discontinued Operations

Effective September 30, 2007, we exited the consumer finance business when FCC, our consumer finance subsidiary, sold substantially all of its assets to FCC-Finance for approximately $2.6 million in a buyout led by management of the consumer finance unit. Included among the assets sold were FCC’s portfolio of retail installment obligations, or RIOs, FCC’s servicing asset, furniture, fixtures, equipment, goodwill and certain intellectual property. Retained assets included cash and certain accounts receivable. Concurrent with the sale we also entered into a transition services agreement with FCC-Finance to provide certain services to assist the purchaser with the transition of the business operations. Under the transition services agreement, FCC-Finance will reimburse us for the costs we incur to provide any transition service. At December 31, 2007, the transition was substantially completed.

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

As a result of the asset sale transaction the financial operating results of FCC for all periods have been reclassified as discontinued operations in our Consolidated Statements of Operations included in this Annual Report.

In connection with the transaction, FCC recognized a pre-tax loss of $1,370,000, which included a write down of goodwill related to the finance business. Because the goodwill associated with the finance business does not qualify as a tax deduction under current tax regulations, the transaction has resulted in a taxable gain and we have recognized an income tax expense on the transaction of approximately $910,000. The resulting net loss from the transaction was $2,280,000.

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

Employees

At December 31, 2007 we had approximately 677 employees, including 73 employees engaged in marketing activities, 307 sales representatives, 178 manufacturing and installation employees, and 119 management and administrative personnel.

Risks Factors

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties—many of which are beyond our control—as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Forward-looking statements may relate to such matters as our ability to obtain new customers under our agreement with The Home Depot, anticipated size or trends of the markets in which we compete and the anticipated competition in these markets, sales and revenue growth, state of the residential housing markets, commodity price inflation, the effect of adopting certain accounting standards, and the demand for our products and services. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report and our Consolidated Financial Statements and related notes in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Termination of our service provider agreement with The Home Depot would significantly reduce our revenues, net income and available liquidity.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. In May 2006, we entered into a three year service provider agreement with The Home Depot, which has been extended to February 2011. During the term of this agreement we have agreed not to enter into any agreement or other arrangements with The Home Depot competitors relating to the marketing, selling or providing of our products and installation services. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. As of December 31, 2007, all of our home improvement operations exclusively served The Home Depot customers in designated markets.

Our current agreement with The Home Depot may be terminated by us or The Home Depot with 180 days written notice to the other party. Additionally, the agreement may also be terminated by either party with 30 days written notice upon a breach by either party of any obligations under the agreement, if such breach is not remedied within 30 days. If our The Home Depot agreement is terminated prior to the end of its term or is not renewed at the end of its term, whether as a result of our failure to fulfill our obligations under the agreement or The Home Depot’s decision to change its business strategy, we would be required to seek alternative channels of distribution for our products and installation services. Additionally, our net income and liquidity may be reduced if revenues from other programs were less than those anticipated under our agreement with The Home Depot, and such revenues may not be sufficient to cover expenses incurred in connection with new programs. If our The Home Depot agreement is cancelled or not renewed at the end of its term our investment in sales and installation centers may be impaired, which may require a write-down of assets, including goodwill.

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

Rising costs, a reduction in the availability of financing, weather and other conditions in the United States could adversely affect our costs of doing business, demand for our products and services and negatively impact our revenues and net income.

Interest rates, fuel and other energy costs, labor costs, availability of financing, state of the residential housing markets, consumer confidence and general economic outlook, weather, natural disasters, terrorism and other conditions that adversely affect consumer demand for our products and services could adversely affect our financial performance. These and other similar factors could result in a decline in customer leads and sales which would negatively impact our revenues and net income.

We may be unable to efficiently integrate acquisitions into our business, which could result in less than anticipated revenues or net income from such acquisitions.

Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. In pursuit of our strategy, we may consider strategic acquisitions that will complement or expand our sales, marketing, installation or manufacturing synergies as well as additional products which we may be able to offer The Home Depot customers. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations and other risks affecting the acquired entity. The process of integrating acquired entities into our business will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. Any such acquisitions may not enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating acquisitions may result in less than anticipated revenues and net income from such acquisitions.

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

Our home improvement business is subject to seasonal trends. The generation of sales orders for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season and sales orders for deck products typically decline in the first and fourth quarters of the calendar year. The seasonal variations generally negatively impact our fourth and first quarter revenues and net income. Extreme weather conditions in the markets we serve sometimes negatively impact our revenues and net income.

Our common stock price may be subject to wide fluctuations, which could result in losses for our stockholders.

Our common stock price could be subject to wide fluctuations in response to a number of factors and these fluctuations could result in losses for our stockholders. Factors that could cause our stock price to fluctuate include:

•	relatively low trading volume;

•	quarterly variations in operating results;

•	availability of financing for The Home Depot and our customers;

•	announcements by our competitors concerning new products, significant contracts, acquisitions or strategic relationships;

•	negative publicity about us, our products and services, our strategic partner, or the home improvement industry in general;

•	departures of key management personnel;

•	increases in interest rates or stock market price and volume fluctuations of publicly-traded companies in general and home improvement companies in particular; and

•	the other factors described in these “Risk Factors.”

The stock market in general, and securities listed on the Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market and industry fluctuations may materially reduce the market price of our common stock, regardless of our operating performance.

PROPERTIES

As of December 31, 2007 we operated 39 home improvement sales and installation centers and we maintain a marketing center in Boca Raton, Florida. We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility and we manufacture wood decks and related accessories at our Woodbridge, Virginia facility. We maintain our corporate office in Lewisville, Texas.

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

In July 2007 a class action, as yet uncertified, was filed against the Company in Superior Court of the State of California for the County of Los Angeles Central District, alleging certain violations of the California Labor Code and unfair business acts and practices in violation of the California Business and Profession Code. The case was subsequently removed to the U.S. District Court for the Central District of California—Western Division. This action was filed by two former employees (“Plaintiffs”). The Plaintiffs assert the claims on their behalf and a class of all others similarly situated. Relief sought in the complaint includes unspecified damages, injunctive and equitable relief, punitive damages, penalties (in addition to wages owed) and attorney fees. The Company filed a Motion to Dismiss which was denied by the Court. The Company believes the claims by Plaintiffs are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

In June 2007, a class action, as yet uncertified, was filed by a home improvement customer of the Home Depot against The Home Depot, Inc., Expo Designs Center, et al. (“Defendants”) in the Superior Court of the State of California for the County of Los Angeles, alleging certain unfair business acts and practices, violations of the California Consumer Legal Remedies Act and breach of contract. The case was subsequently removed to the U.S. District Court for the Central District of California. The Federal District Court granted Defendants’ Motion to Dismiss the Original Complaint. Plaintiffs, who are comprised of two home improvement customers of the Company and The Home Depot, filed their First Amended Complaint in October 2007, which included the Company as a defendant. Plaintiffs subsequently filed their Second Amended Complaint against Defendants on December 21, 2007, which contained basically the same allegations as the Original and First Amended Complaints. Plaintiffs assert the claims on their behalf and a class of all others similarly situated. Relief sought in the Second Amended Complaint includes unspecified damages, and other equitable relief and attorney fees. Defendants have filed a Motion to Dismiss and Strike Portions of Plaintiffs’ Second Amended Complaint which is set for hearing before the Federal District Court on March 24, 2008. The Company believes the claims by Plaintiffs are without merit and intends to vigorously defend this matter. At this time the Company cannot predict the outcome of this action or determine the amount of any potential damages.

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

	Common Stock
By Quarter Ended	High	Low
Fiscal 2006
March 31, 2006	$8.75	$6.39
June 30, 2006	$10.19	$8.10
September 30, 2006	$10.05	$8.79
December 31, 2006	$11.62	$9.32
Fiscal 2007
March 31, 2007	$13.16	$10.96
June 30, 2007	$16.00	$9.55
September 30, 2007	$10.47	$6.39
December 31, 2007	$7.36	$4.63

As of March 4, 2008, there were 7,658,454 shares of our common stock outstanding held by approximately 175 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter, we repurchased shares of our common stock at a cost of $1,855,681. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2007 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2007—October 31, 2007	—	$—	411,293	$1,870,375
November 1, 2007—November 30, 2007	16,400	$6.10	427,693	$1,770,290
December 1, 2007—December 31, 2007	309,400	$5.67	737,093	$—

(1)	The Company’s common stock repurchase program was announced on August 14, 2007. The Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. Cumulative repurchases under the program through December 31, 2007 were 737,093 shares at a cost of approximately $4,985,000. The Company does not expect to make any additional purchases under this program.

Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1) (2) (3)	228,569	$6.03	772,649
2004 Restricted Stock Plan(4)	44,758	$—	384,475
Equity compensation plans not approved by security holders	—	—	—

Total	273,327	$6.03	1,157,124

(1)	Our 2000 Stock Compensation Plan allows for the granting of share options to employees, directors and advisors.
(2)	Excludes 5,625 outstanding share options assumed in connection with the merger of U.S. Remodelers with us in 2001 at a weighted average exercise price of $8.40. We do not intend to issue any additional options under the assumed plans.
(3)	The maximum number of shares of common stock in respect to which options may be granted under the 2000 Stock Compensation Plan, or the 2000 Plan, is 3,000,000 shares without limitation, and the number of shares in respect of which options may be granted to any one person is 300,000 shares during any single calendar year. Our board of directors approved restricting the number of shares available for options under the 2000 Plan to 20% of the outstanding shares of common stock of the company. The board retained the authority to increase the number of shares available for options under the 2000 Plan up to a maximum of 3,000,000 shares from time to time as may be necessary in the future to provide ample shares for options under the 2000 Plan for our employees, directors and advisors.
(4)	Pursuant to this plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. The Compensation Committee is authorized to grant up to a maximum of 500,000 restricted stock awards for our common stock under this Plan.

[ REST OF PAGE INTENTIONALLY LEFT BLANK ]

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2007, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$123,275	$120,811	$98,122	$82,901	$69,611
Cost of remodeling contracts	58,803	56,983	49,931	43,915	32,646
Gross profit	64,472	63,828	48,191	38,986	36,965
Costs and expenses:
Branch operations	8,022	7,392	5,300	3,118	2,139
Sales, marketing and license fees	42,692	40,638	33,270	28,978	24,583
General and administrative	9,903	8,888	8,210	8,078	7,327
Restructuring charge	—	—	1,321	—	—
Income (loss) from operations	3,855	6,910	90	(1,188)	2,916
Other income (expenses)(1)	257	(84)	(77)	(101)	(175)
Income tax expense (benefit)	1,701	2,729	3	(418)	1,069
Income (loss) from continuing operations	2,411	4,097	10	(871)	1,672
Income (loss) from discontinued operations, net of tax	(2,710)	122	(415)	271	(144)
Net income (loss)	$(299)	$4,219	$(405)	$(600)	$1,528
Net income (loss) per common share—basic:
Continuing operations	$0.29	$0.50	$0.00	$(0.12)	$0.26
Discontinued operations	$(0.33)	$0.02	$(0.05)	$0.04	$(0.02)
Net income (loss)	$(0.04)	$0.52	$(0.05)	$(0.08)	$0.24
Net income (loss) per common share—diluted:
Continuing operations	$0.29	$0.49	$0.00	$(0.12)	$0.24
Discontinued operations	$(0.33)	$0.02	$(0.05)	$0.04	$(0.02)
Net income (loss)	$(0.04)	$0.51	$(0.05)	$(0.08)	$0.22
Number of weighted-average shares of common stock outstanding
Basic	8,160,702	8,114,598	7,936,715	7,230,021	6,492,347
Diluted	8,277,402	8,295,233	8,059,563	7,230,021	6,863,606
Balance Sheet Data:
Cash and cash equivalents	$11,616	$10,562	$4,417	$3,442	$1,981
Total assets	35,307	38,801	74,358	71,643	61,146
Long-term debt and capital leases	2,861	3,080	45,435	42,537	38,824
Stockholders’ equity	$22,759	$26,887	$21,049	$21,181	$14,066

(1)	Includes interest expense, interest income, and other non-operating items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with our audited financial statements for years ended December 31, 2007, 2006 and 2005, and the notes to these financial statements included therein. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business – Risk Factors” and elsewhere in this report.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories. We manufacture certain of our kitchen and bath cabinet refacing products at our Charles City, Virginia facility. We manufacture wood deck products and accessories at our Woodbridge, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

Since October 2003, our home improvement operations have engaged in an aggressive expansion program with The Home Depot. In May 2006 we entered into a three year service provider agreement, or SPA, with The Home Depot. Among other items, the agreement provides that we may not enter into agreements or other arrangements with any The Home Depot competitors for the marketing, sales and installation of our products. Additionally, the agreement provides that we will not offer our products and installation services in any market under any trademarks or brands other than as approved by The Home Depot. Our home improvement products are marketed under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.” Our home improvement products are marketed through a variety of sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

In connection with the expansion program with The Home Depot, during 2006 we opened sales and installation centers in eight new markets and we converted our remaining centers in seven markets, where we previously marketed our products under other brands, to serve The Home Depot customers. In late June 2007, we opened new kitchen refacing sales and installation centers in Nashville, Tennessee and Birmingham, Alabama. In July 2007, we opened a kitchen refacing center in Harrisburg, Pennsylvania and in August 2007 we opened a kitchen refacing center in Rochester, New York.

In March 2007, we launched a pilot program with The Home Depot for the introduction of countertop products in the Boston market. This product offering consists of laminate and solid-surface tops, including Corian, Silestone and granite. Since March 2007, we completed the roll out of laminate countertop products in all markets where we offer our kitchen refacing products, and we introduced our solid-surface countertop products in the Chicago, New York, California and Florida markets. In 2008 we expect to complete the roll out of solid surface countertop products into all our kitchen refacing markets.

At December 31, 2007 our home improvement operations exclusively served The Home Depot in 41 markets covering 26 states. Our kitchen products are available in all 41 markets encompassing approximately 1,400 The Home Depot stores and 33 The Home Depot – Expo stores. Our bath products are currently offered in 16 markets which include approximately 523 stores, and our deck products are offered in 15 markets which include 525 stores.

On February 28, 2008, we and The Home Depot mutually agreed to extend the termination date of the SPA to February 28, 2011, terminate the installed deck program under the SPA and add additional markets in Ohio and Pennsylvania for our kitchen cabinet refacing and countertop products.

As a result of the amendments to the SPA, effective February 29, 2008, we ceased receiving customer leads from The Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. We will complete the installation of all pending deck orders for The Home Depot customers in these markets and we will continue to honor our warranty service obligations to The Home Depot deck customers. After completion of these deck orders we will cease offering deck products in these markets. As a result of discontinuing the sales of deck products in these markets we will record an asset impairment charge of approximately $90,000 in the first quarter 2008 related to in-store deck displays.

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase out of our deck products in The Home Depot stores, we will return to marketing our deck products in these markets under our own Designer Deck brand. We anticipate we will begin marketing deck products under our own brand in April 2008. We also plan to broaden our deck product offering with additional selections of composite deck materials as well as offer a traditional on-site deck construction alternative to our Designer Deck modular deck. We intend to service these markets by utilizing our deck product manufacturing facility in Woodbridge, Virginia.

Additionally, we and The Home Depot agreed that effective April 1, 2008, we will begin offering our kitchen cabinet refacing and countertop products in Ohio markets, including Cleveland, Columbus and Cincinnati and in Pittsburgh, Pennsylvania, encompassing approximately 96 The Home Depot stores.

We will continue, on an exclusive basis, to offer our kitchen and bath refacing products to The Home Depot customers in the designated markets. As a result of the addition of the Ohio and Pittsburgh markets, we are now the sole provider of kitchen cabinet refacing products and services to The Home Depot in the United States.

Effective September 30, 2007, we exited the consumer finance business when we and First Consumer Credit, Inc., or FCC, our consumer finance subsidiary, entered into an asset purchase agreement with FCC Finance, LLC, or FCC-Finance, whereby FCC sold substantially all of its assets to FCC-Finance for approximately $2.6 million in a buyout led by management of the consumer finance unit. As a result of the transaction, the financial operating results of FCC for all periods have been reclassified as discontinued operations in our Consolidated Statements of Operations.

Prior to the sale of FCC’s assets, we had two reporting segments, the home improvement segment and consumer finance segment. As a result of the sale of FCC’s assets and the reclassification of FCC’s operating results as a discontinued operation, we have eliminated the previous separate segment reporting.

Results of Operations

Results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006

	(In thousands) Year ended December 31,
	2007		2006
	$000%		$000%
Revenues	$123,275	100.0	$120,811	100.0
Costs of remodeling contracts	58,803	47.7	56,983	47.2

Gross Profit	64,472	52.3	63,828	52.8
Costs and expenses:
Branch operations	8,022	6.6	7,392	6.1
Sales, marketing and license fees	42,692	34.6	40,638	33.6
General and administrative	9,903	8.0	8,888	7.4

Operating income	3,855	3.1	6,910	5.7
Interest expense	212	0.2	416	0.3
Other income	469	0.4	332	0.3

Income from continuing operations before income taxes.	4,112	3.3	6,826	5.7
Income tax expense	1,701	1.3	2,729	2.3

Net income from continuing operations	2,411	2.0	4,097	3.4
Net gain (loss) on discontinued operations, net tax	(2,710)	(2.2)	122	0.1

Net income (loss)	$(299)	(0.2)	$4,219	3.5

Management’s Summary of Results of Operations.

Revenues for the year ended December 31, 2007 increased 2% to $123,275,000 as compared to $120,811,000 in the prior year period. Operating income was $3,855,000 in 2007 as compared with $6,910,000 in 2006. Although we increased our revenues, the increase did not translate into increased operating income. We believe the principal factors resulting in a decline of our operating income were:

•

Our gross profit margin was adversely effected approximately $617,000 principally due to the combination of increased material costs in our kitchen refacing product line resulting from certain product changes and downward selling price adjustments in our deck product.

•	As a result of sales product mix and certain program adjustments, the effective rate of our marketing fees we pay to The Home Depot increased $1,465,000.

•

We incurred an aggregate operating loss of approximately $612,000 in the four new sales and installation centers we opened in 2007. New centers generally have operating losses in the first three to six months of operation resulting from, among other things, normal start up costs, the time to stabilize an effective sales team, developing an effective marketing program in The Home Depot stores, and the cycle time of completing new orders. Although the amount of new orders in these markets did not meet our expectations in 2007, we believe these markets will have improved operating performance in 2008.

•

We increased spending in certain areas that we believe will enhance our future operating and financial performance. For example, we have engaged consultants to assist us in our supply chain operations and information systems design, including developing new applications, and to assist us in our complying with our requirements related to management’s assessment of internal controls. The increase in these costs was disproportionate to our increase in revenues.

Our new orders, in the aggregate, in 2007 were approximately the same as in 2006 at $128 million, however our product mix increased in kitchen products and declined in deck products. We believe that external pressures in the housing market, uncertainty in the credit markets and higher energy prices adversely affected demand in some of our traditionally strong kitchen refacing markets, such as California and the New England area, and in all of our deck product markets. In late June 2007 we initiated an in-store marketing program to proactively approach and penetrate the marketplace. The in-store marketing program consists principally of staffing marketing promoters in select The Home Depot stores during certain times of the week to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations. We continued to develop and expand the program in the third quarter of 2007. The in-store program was principally directed at our kitchen and bath products. New orders for kitchen products in the fourth quarter 2007 increased 10% from the third quarter 2007 and 19% from the fourth quarter of 2006 principally resulting from this marketing program. We intend to expand this program into additional The Home Depot stores in 2008.

In connection with our exit from the consumer finance business we incurred a pre-tax loss of approximately $1.3 million because we had to write down the goodwill associated with this segment. In addition, the write down of the goodwill does not qualify as a tax deduction under current tax regulations. Consequently, for income tax purposes, the transaction resulted in a taxable gain and we recognized an income tax expense of approximately $910,000 resulting in a net loss of $2.2 million on the disposal of the assets. Including the loss from the transaction, FCC incurred a net loss of $2,710,000 in the year ended December 31, 2007 as compared with net income of $122,000 in the same period last year.

Therefore, net income from continuing operations was $2,411,000, or $0.29 per diluted share, for 2007 as compared to $4,097,000, or $0.49 per share, in 2006. Consolidated net loss was $299,000, or $0.04 per share, for 2007 as compared to net income of $4,219,000, or $0.51 per share, in 2006.

Results of Operations—Detail Review

Revenues for the year ended December 31, 2007 increased 2% to $123,275,000 as compared to $120,811,000 in the prior year period. Approximately 70% of the increase, or $1,735,000, was realized in markets that were opened prior to 2007. The remaining 30% of the increase, or $729,000, resulted from new sales and installation centers we opened in the second and third quarter of 2007 in Nashville, Tennessee, Birmingham, Alabama, Harrisburg, Pennsylvania, and Rochester, New York.

	(In thousands)
	Year ended December 31,		Increase
	2007	2006	$
Markets opened prior to 2007	$122,546	$120,811	$1,735
Markets opened in 2007	729	—	729

Total Home Improvement revenues	$123,275	$120,811	$2,464

Revenues and new orders for the year ended December 31, 2007 and 2006, and backlog of uncompleted orders at December 31, 2007 and 2006 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2007	2006	2007	2006	2007	2006
Kitchen refacing and countertops	$92,634	$82,786	$95,883	$90,556	$18,371	$15,122
Bathroom refacing	10,298	11,174	10,220	10,782	1,374	1,452
Decks	20,343	26,789	22,066	27,480	4,240	2,517
Other	—	62	31	27	31	—

Total Home Improvement	$123,275	$120,811	$128,200	$128,845	$24,016	$19,091

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $5,327,000 or 5.9%, to $95,883,000 in 2007 from $90,556,000 in 2006. Management attributes the increase in new orders to its in-store marketing program which it initiated in late June 2007. In the third quarter of 2007 we expanded the in-store marketing program to 175 The Home Depot stores. During the first nine months of 2007 new orders for kitchen refacing and countertops products increased 1.5% from the same period last year. In the fourth quarter of 2007, as a result of the in-store program, new orders increased $4,298,000 or 19.4% to $26,443,000 from $22,145,000 in the prior year fourth quarter. We plan to continue to expand the in-store marketing program into additional The Home Depot stores in 2008.

Revenues from kitchen refacing and countertop products increased $9,848,000 or 11.9%, to $92,634,000 in 2007 from $82,786,000 in 2006. We generally complete the installation of a new order in approximately 60 days from the date of the order. Revenues increased at a greater amount than the increase in new orders due to higher backlog of orders to be completed at the beginning of the 2007 calendar year as compared to the backlog of orders entering the 2006 calendar year ($15,122,000 at January 1, 2007 as compared to $7,352,000 at January 1, 2006).

Despite the success of our in-store marketing program, we believe that softness in the housing market, uncertainty in the credit markets and higher energy prices have had an adverse affect on our generation of new orders, particularly in some of our traditionally strong kitchen refacing markets, such as California and the New England area. Management believes that these external pressures will persist in 2008, however, we expect the impact to decrease in the second half of the year.

Bathroom refacing – Revenues from bathroom refacing products declined $876,000 or 7.8% to $10,298,000 in 2007 from $11,174,000 in 2006. New orders for bath products were $10,220,000 in 2007 as compared with $10,782,000 in 2006.

The decline in bath product new orders and revenues was due to the decline in the number of markets in which we now offer our bath products. Upon converting certain of our centers to The Home Depot brand in the second quarter of 2006, we ceased offering bath products in certain of those markets. Excluding the markets in which we ceased offering bath products, new orders in 2007 increased $1,304,000.

Decks – Revenues from deck products declined $6,446,000 or 24.1% to $20,343,000 in 2007 from $26,789,000 in 2006. The decline in revenues principally reflects reduced demand as new orders declined $5,414,000 or 19.7% to $22,066,000 from $27,480,000.

Management believes that the sale of deck products are closely aligned with the housing construction and resale markets and consequently, the decline in deck product demand reflects the softness in the general housing market. Management believes that the housing market pressures will continue to depress demand for deck products in 2008.

On February 28, 2008, we and The Home Depot mutually agreed to terminate the installed deck program under our SPA with The Home Depot agreement. As a result, we ceased offering deck products in our Midwest markets, Boston, Connecticut, Virginia Beach and Atlanta markets. Revenues for deck sales in these markets were approximately $6 million in 2007.

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase out of our deck products in The Home Depot stores, we will return to marketing our deck products in these markets under our own Designer Deck brand. We also plan to broaden our deck product offering with additional selections of composite deck materials as well as offer a traditional on-site deck construction alternative to our Designer Deck modular deck. We intend to service these markets by utilizing our deck product manufacturing facility in Woodbridge, Virginia.

Gross profit for the year ended December 31, 2007 was $64,472,000, or 52.3% of revenues as compared with $63,828,000, or 52.8% of revenues in the prior year period. Gross profit in dollar terms increased in 2007 due to the increase in revenues. However, our gross profit as a percentage of revenue declined due to a combination of factors. Factors having an unfavorable affect on our gross profit as a percentage of revenues included (1) higher material and manufacturing costs in our kitchen product line as a result of product changes we made in the second quarter of 2007 (123 basis points, or $1,516,000), and (2) downward selling price adjustments on deck products and reduced leverage of deck fixed manufacturing expenses due to lower product demand (47 basis points, or $580,000). Management believes that the kitchen refacing product changes better meet consumer’s expectations and have resulted in increased customer satisfaction ratings as measured by The Home Depot’s customer surveys. We have made certain price adjustments on these products in February 2008 to improve our gross profit margin. In May 2007, we implemented new sales pricing for our deck products. The pricing was intended to stimulate our sales of deck products, however thus far that has not occurred. We intend to maintain our current pricing for deck products in the first quarter of 2008.

Factors having a favorable affect on our gross profit as a percentage of revenues included (1) product sales mix from increased kitchen refacing products revenues (63 basis points, or $757,000), and (2) increased leverage of our operations overhead due to higher revenues in 2007 as compared to last year (41 basis points, or $500,000).

Branch operating expenses were $8,022,000 as compared to $7,392,000 for the years ended December 31, 2007 and 2006, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The increase in branch operating expenses reflects the expansion of our operations under our agreement with The Home Depot. During 2007 we opened new sales and installation centers in Nashville, Tennessee, Birmingham, Alabama, Harrisburg, Pennsylvania and Rochester, New York. In the aggregate, we incurred $381,000 of branch operating expenses in these centers in 2007. The remaining increase in 2007 of $249,000 was primarily the result of a full year of operating expenses on eight new centers we opened in the prior year.

Marketing expenses increased $1,917,000 to $26,185,000 or 21.2% of revenues in the year ended December 31, 2007, as compared to $24,268,000 or 20.1% of revenues in the prior year period. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, advertising and personnel and facility costs related to maintaining our marketing center. Marketing fees paid to The Home Depot increased $1,805,000 resulting from the combination of higher revenue volume and a higher effective fee rate resulting from sales product mix.

In the third quarter 2007 we expanded a new in-store marketing program which we initiated in June 2007. Concurrent with the expansion of the in-store program we reduced our media and direct mail advertising expenditures where response rates had failed to meet our requirements. At December 31, 2007 the in-store marketing program was operating in approximately 175 The Home Depot stores. In our in-store program we utilize an independent marketing firm to staff The Home Depot stores and we pay a commission fee on each customer lead generated under the program that results in a new sales order. The commission fee is expensed to marketing expense when the related contract revenues are recognized.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, travel and recruiting expenses were $16,507,000, or 13.4% of revenues for the year ended December 31, 2007, as compared to $16,281,000, or 13.5% of revenues in the prior year period. Sales expense increases included $110,000 related to new sales associate hire costs, including recruiting, training and sales materials, $170,000 in sales management personnel costs principally related to the new sales centers opened in 2007, and $148,000 in sales travel related expenses. Sales expense increases were offset by lower sales commissions of $348,000 resulting from sales compensation plan changes.

General and administrative expenses were $9,903,000, or 8.0% of revenues for the year ended December 31, 2007, as compared to $8,888,000, or 7.4% of revenues in the prior year period. The increase in general and administrative expense was principally the result of an increase of $1,062,000 in professional fees related to a variety of areas and initiatives that we have undertaken including consulting fees related to supply chain operations, information systems consulting fees, legal fees, public accounting and tax service fees, and consulting fees associated with management’s assessment of internal controls. Management does not anticipate a reduction of these fees, in the aggregate, in 2008.

Our effective income tax rate in continuing operations in 2007 reflects changes in the mix and amount of permanent tax differences as compared to last year. Our effective income tax rate increased in 2007 to 41.4% of pretax income as compared to 40.0% last year. The increase in the effective tax rate is principally due to the change in the Company’s state tax rate resulting from the prior year benefit of carry forward tax net operating losses.

Discontinued Operations

Effective September 30, 2007, we exited the consumer finance business when our finance subsidiary, First Consumer Credit, Inc., or FCC, entered into an asset purchase agreement with FCC Finance, LLC, or FCC-Finance, whereby FCC sold substantially all of its assets to FCC-Finance for approximately $2.6 million in a buyout led by management of the consumer finance subsidiary. Included among the assets sold were FCC’s portfolio of retail installment contracts, or RIOs, FCC’s servicing asset, furniture, fixtures, equipment, goodwill and certain intellectual property. Assets retained included cash and certain accounts receivable. As a result of the transaction, the financial operating results of FCC for all periods have been reclassified as discontinued operations in our statement of operations.

We also entered into a transition services agreement with FCC-Finance to provide certain services to assist the purchaser with the transition of the business operations. These services included administrative and information systems support, and certain other services for the benefit of the purchaser. Our costs to provide these services are reimbursable by the purchaser at our cost. As of December 31, 2007 we had substantially completed all transition services.

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

Because the goodwill associated with the finance business does not qualify as a tax deduction under current tax regulations, the transaction has resulted in a taxable gain and we have recognized an income tax expense on the transaction of approximately $910,000. The resulting net loss from the transaction was $2,280,000.

Excluding the loss from the transaction, FCC incurred a net loss of $430,000 in the year ended December 31, 2007 as compared to a net income of $122,000 in the same period last year.

Until November 2006, FCC purchased RIOs, from residential remodeling contractors throughout the United States, including certain RIOs originated by our own home improvement operations. FCC held and serviced the RIOs for its own account. In November 2006 we changed the business model of our consumer finance business from purchasing and holding RIOs to sourcing and servicing RIOs for an unaffiliated financial institution. In connection with this change FCC entered into a purchase and sale agreement, or Purchase Agreement, whereby FCC sold a substantial portion of its RIO portfolio to the financial institution. Concurrent with the sale of RIOs, FCC entered into a sourcing and servicing agreement, or Sourcing Agreement, with the financial institution whereby FCC provided identification, credit analysis and other investment underwriting services to assist the institution in evaluating and purchasing additional RIOs. In addition, the Sourcing Agreement provided for FCC to service the institution’s RIO portfolios, including the RIOs FCC sold.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At December 31, 2007, we had approximately $11,616,000 in cash and cash equivalents.

Cash generated from operations was $1,547,000 in the year ended December 31, 2007 which included the payment of 2006 corporate income taxes in the amount of $2,637,000. Net cash provided by operations in the year ended December 31, 2006 was $4,531,000.

Effective September 30, 2007, we sold substantially all of the assets of our consumer finance business, FCC, to FCC-Finance for approximately $2,652,000 in a buyout led by management of the consumer finance unit. Concurrent with the sale of FCC’s assets, FCC terminated its rights under the Participation Agreement. The Participation Agreement provided FCC with a preferred rate of return on its non-owner participation interest investment in a RIO portfolio owned by the Trust. Upon termination of the participation Agreement, FCC received a return of its remaining investment principal balance of $1,577,000.

The proceeds from the sale, as well as the return of the principal balance of FCC’s participation investment (an aggregate of $4,229,000), are included in Investing Activities in our Consolidated Statement of Cash Flows. We intend to utilize these funds for general corporate working capital.

In the year ended December 31, 2007, net cash utilized in investing and financing activities was approximately $494,000. Investing and financing activities principally include the cash generated from the FCC transaction, capital expenditures, proceeds from the issuance of common stock and borrowings and repayments of debt obligations. In 2007, financing activities also included the utilization of approximately $4,985,000 to repurchase shares of the Company’s common stock. Excluding the share repurchase and the FCC transaction proceeds, net cash generated from investing and financing activities was approximately $263,000 as compared with $1,613,000 in the prior year period.

At December 31, 2007, principal and interest payments due under our contractual obligations were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$2,862	$189	$419	$1,266	$988
Operating leases	9,101	2,715	4,595	1,782	9

	$11,963	$2,904	$5,014	$3,048	$997

The principal balance of long term debt and lines of credit consisted of the following at December 31, 2007 and 2006.

	December 31,
	2007	2006
Frost Term loan	$1,200,000	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,661,673	1,769,693
Other	—	109,900

	$2,861,673	$3,079,593

Our term loan is related to our kitchen manufacturing facility in Charles City, Virginia. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (6.83% at December 31, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

We also have a mortgage on our Woodbridge, Virginia deck warehousing, manufacturing and office facilities. The mortgage is secured by this property. Interest on the mortgage is 7.25% and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

We have two lines of credit under our Loan Agreement with Frost National Bank, a Borrowing Base Line of Credit and an Equipment Line of Credit. The Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At December 31, 2007 we had no balance outstanding under the Borrowing Base Line of Credit, and a borrowing capacity of approximately $4.1 million. The Borrowing Base Line of Credit matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

The Equipment Line of Credit provides for borrowings up to $875,000 for the purchase of equipment. The line availability expired in February 2008. The Company has no outstanding balance under this term note.

Our Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at December 31, 2007.

During the years 2007 and 2006, we utilized approximately $1,062,000 and $1,047,000 of cash for capital expenditures, respectively. Capital expenditures principally included machinery and equipment, leasehold improvements and computer hardware and software.

In connection with our agreement with The Home Depot we will open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our initiatives in 2007 with The Home Depot included the introduction of additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

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

Warranty

Our products are covered by specific warranties. For our kitchen and bathroom products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and, a limited warranty covering defective materials. For our deck products, we provide a one-year warranty covering defective workmanship, a three-year warranty on structure and a limited three-year warranty against rot, decay and termites.

The estimated costs of warranty obligations are accrued at the time we complete the installation of an order based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. Historically our warranty obligations have occurred in the first 90 days following completion of an order and generally relate to defective materials. We require each of our independent contractors to correct defective workmanship for a 12-month period at no cost to us.

Each quarter we re-evaluate our estimate of accrued warranty obligations. If our warranty experience were to deteriorate, or if our independent subcontractors were not available to correct defective workmanship, our warranty costs could increase and additional reserves may be required. For example, at December 31, 2007, based on historical experience, we estimated our warranty obligation cost per claim at 0.7% of the sales order amount. If, given our same estimated claim experience, our warranty cost per claim were to increase 10%, we would be required to increase our accrued warranty obligation at December 31, 2007 by approximately $30,000.

Goodwill

We test goodwill for impairment at least annually based on the measurement of fair value of goodwill. We utilize an income (discounted cash flows) approach to measure fair value. The income approach is based on projected debt-free cash flows which are discounted to present value using discount factors that reflect the timing and risk of cash flows. The income approach requires management to make assumptions about future sales and costs, new products, new markets, and general economic conditions. Our estimate of cash flows may differ from actual cash flows due to, among other things, economic conditions, lower than anticipated revenues or higher than anticipated costs associated with our agreement with The Home Depot, our inability to market our deck products effectively under our own brand, or changes in our operating performance.

If we were to determine that impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value. If, for example, due to a decline in revenues resulting from the termination of our program with The Home Depot, the present value of discounted cash flows were to decline by 32% from our current projections, we would be required to write down our goodwill.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No.159”) , which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The adoption of SFAS No. 159 will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, as we did not elect the fair value option for any financial assets or liabilities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in VIE or off-balance sheet transactions.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (c) Exhibits:

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3(bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen—U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

Exhibit Number	Description of Exhibit
+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11(f)	Amended and Restated 2000 Stock Compensation Plan

+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit
10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Fist Bank of U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43*	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

Exhibit Number	Description of Exhibit
21.1(o)	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 18, 2008 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2008.

Signature	Title	Date

/S/ MURRAY H. GROSS Murray H. Gross	Chairman, Chief Executive Officer and Director	March 18, 2008

/S/ ROBERT A. DEFRONZO Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 18, 2008

/S/ RICHARD GRINER Richard Griner	Director	March 18, 2008

/S/ DON A. BUCHHOLZ Don A. Buchholz	Director	March 18, 2008

/S/ LARRY A. JOBE Larry A. Jobe	Director	March 18, 2008

/S/ KENNETH W. MURPHY Kenneth W. Murphy	Director	March 18, 2008

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” effective January 1, 2006.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 18, 2008

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$11,615,593	$10,561,972
Accounts receivable-trade, net	3,792,553	4,714,808
Accounts receivable-other	99,027	430,877
Finance receivables held for investment, current	—	166,090
Income tax receivable	1,059,143	104,381
Commission advances	1,324,855	899,780
Inventories	5,207,705	4,258,866
Prepaid expenses	2,016,672	858,522
Deferred income taxes	645,404	839,610

Total current assets	25,760,952	22,834,906

Property, plant, and equipment, net	5,556,963	5,796,318
Finance receivables held for investment, net of current portion	—	97,575
Goodwill	3,589,870	7,357,284
Participation investment	—	2,191,285
Other assets	399,359	524,078

Total assets	$35,307,144	$38,801,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,822,989	$2,583,328
Accrued wages, commissions, and bonuses	1,094,465	1,574,310
Federal and state taxes payable	748,519	2,786,034
Long-term debt, current portion	189,454	217,920
Other accrued liabilities	1,725,094	1,452,529

Total current liabilities	9,580,521	8,614,121
Deferred income taxes	295,450	432,223
Deferred revenue	—	6,640
Long-term debt, net of current portion	2,672,219	2,861,673
Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 8,347,153 and 8,210,160 shares issued; 7,610,060 and 8,210,160 shares outstanding at December 31, 2007 and 2006, respectively	8,347	8,210
Additional capital	20,173,056	19,016,937
Retained earnings	7,562,857	7,861,642
Treasury stock, at cost, 737,093 shares at December 31, 2007	(4,985,306)	—

Total stockholders’ equity	22,758,954	26,886,789

Total liabilities and stockholders’ equity	$35,307,144	$38,801,446

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
Revenues from remodeling contracts	$123,275,204	$120,811,246	$98,121,948
Costs of remodeling contracts	58,803,121	56,983,100	49,931,008

Gross Profit	64,472,083	63,828,146	48,190,940
Costs and expenses:
Branch operations	8,021,988	7,392,220	5,300,596
Sales, marketing and license fees	42,692,179	40,638,036	33,269,439
General and administrative	9,902,863	8,888,058	8,210,037
Restructuring charge	—	—	1,321,006

Income from operations	3,855,053	6,909,832	89,862
Interest expense	212,485	415,927	390,859
Other income, net	469,630	332,049	314,181

Income from continuing operations before income taxes	4,112,198	6,825,954	13,184
Income tax expense	1,701,308	2,729,222	2,952

Income from continuing operations	2,410,890	4,096,732	10,232
Discontinued operations:
Income (loss) on discontinued operations	(2,123,415)	190,987	(670,491)
Income tax expense (benefit)	586,260	68,295	(255,730)

Income (loss) from discontinued operations	(2,709,675)	122,692	(414,761)

Net income (loss)	$(298,785)	$4,219,424	$(404,529)

Net income (loss) per common share:
Basic:
Continuing operations	$0.29	$0.50	$0.00
Discontinued operations	(0.33)	0.02	(0.05)

Net income (loss)	$(0.04)	$0.52	$(0.05)

Diluted:
Continuing operations	$0.29	$0.49	$0.00
Discontinued operations	(0.33)	0.02	(0.05)

Net income (loss)	$(0.04)	$0.51	$(0.05)

Weighted average common shares outstanding:
Basic	8,160,702	8,114,598	7,936,715

Diluted	8,277,402	8,295,233	8,059,563

See accompanying notes

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Unearned Compensation Restricted Stock Awards	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	7,885,122	$7,885	—	$—	$17,401,707	$—	$4,046,747	$(274,950)	$21,181,389
Issuance of common stock on stock option exercises	34,730	35	—	—	153,493	—	—	—	153,528
Issuance of restricted stock awards	56,434	56	—	—	330,808	(213,224)	—	—	117,640
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	1,386	—	—	—	1,386
Net loss	—	—	—	—	—	—	(404,529)	—	(404,529)

Balance at December 31, 2005	7,976,286	7,976	—	—	17,887,394	(213,224)	3,642,218	(274,950)	21,049,414
Adoption of SFAS No. 123	(45,542)	(45)	—	—	(213,179)	213,224	—	—	—
Issuance of common stock on stock option exercises and releases of restricted stock awards	267,416	267	—	—	569,755	—	—	—	570,022
Issuance of common stock in exchange for services	12,000	12	—	—	92,388	—	—	—	92,400
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	263,679	—	—	—	263,679
Payment of note receivable for stock issued	—	—	—	—	—	—	—	274,950	274,950
Stock compensation	—	—	—	—	416,900	—	—	—	416,900
Net income	—	—	—	—	—	—	4,219,424	—	4,219,424

Balance at December 31, 2006	8,210,160	8,210	—	—	19,016,937	—	7,861,642	—	26,886,789
Issuance of common stock on stock option exercises and releases of restricted stock awards	136,993	137	—	—	574,461	—	—	—	574,598
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	245,088	—	—	—	245,088
Purchase of Treasury Stock	—	—	737,093	(4,985,306)	—	—	—	—	(4,985,306)
Stock compensation	—	—	—	—	336,570	—	—	—	336,570
Net loss	—	—	—	—	—	—	(298,785)	—	(298,785)

Balance at December 31, 2007	8,347,153	$8,347	737,093	$(4,985,306)	$20,173,056	$—	$7,562,857	$—	$22,758,954

See accompanying notes

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$(298,785)	4,219,424	$(404,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,310,380	1,310,673	1,669,684
Net provision for loan losses and bad debts	(12,119)	816,580	1,059,316
Gains from loan portfolio sales	—	(819,170)	—
Write-down of long-lived assets	—	—	1,128,969
Stock based compensation	336,570	509,300	117,640
Excess income tax benefit from stock option exercises and awards released	(245,088)	(263,679)	—
Loss on disposal of assets	1,369,899	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,269,826	(1,797,259)	(188,055)
Inventories	(948,839)	(951,919)	719,440
Commission advances and prepaid expenses	(1,583,225)	(275,294)	(88,681)
Accounts payable and customer deposits	3,145,036	(1,440,422)	(1,454,894)
Accrued expenses	(479,845)	568,590	138,541
Income taxes	(2,689,756)	2,447,899	307,215
Other assets and liabilities, net	373,302	206,267	325,445

Net cash provided by operating activities	1,547,356	4,530,990	3,330,091

Investing Activities
Purchases of property, plant, and equipment	(1,061,837)	(1,046,994)	(866,489)
Proceeds from sale of assets	2,656,172	18,069	147,493
Proceeds from sale of RIOs	—	51,715,449	—
Purchase of finance receivables	—	(29,638,091)	(29,356,472)
Customer payments on finance receivables	104,185	22,179,505	25,301,490
Principal return of participation investment	2,191,285	(2,191,285)	—
Other	—	—	56,339

Cash provided by (used in) investing activities	3,889,805	41,036,653	(4,717,639)

Financing Activities
Proceeds from lines of credit and long-term borrowings	—	12,545,867	28,996,988
Principal payments on lines of credit, long-term debt, and capital leases	(217,920)	(54,901,582)	(26,098,773)
Change in restricted cash	—	1,824,012	(688,618)
Payments received on notes receivable	—	274,950	—
Excess income tax benefit from stock option exercises and awards released	245,088	263,679	—
Purchase of treasury stock	(4,985,306)	—	—
Issuance of common stock	574,598	570,022	153,528

Net cash provided by (used in) financing activities	(4,383,540)	(39,423,052)	2,363,125

Net increase in cash and cash equivalents	1,053,621	6,144,591	975,577
Cash and cash equivalents at beginning of year	10,561,972	4,417,381	3,441,804

Cash and cash equivalents at end of year	$11,615,593	$10,561,972	$4,417,381

Supplemental Disclosure of Cash Flow Information
Interest paid	$216,444	$2,995,377	$2,639,344

Cash payments (refunds) of income taxes	$5,163,362	$505,242	$(501,367)

Supplemental Disclosure Non-Cash Financing Transaction
Non-cash capital expenditures financed with debt	$—	$—	$67,200

See accompanying notes

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The significant estimates that the Company makes include the allowance for doubtful accounts, reserves for excess and obsolete inventories, reserves for warranty, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank accounts and money market funds.

Commission Advances

Sales commissions are earned and finally calculable upon completion of installation of a sales order. Commission advances represent payments made against estimated sales commissions on sales orders received but not yet completed. The balance of any sales commission due is paid upon completion of the sales order. In the event a sales order is cancelled after the commission advance, or if the final calculated earned sales commission is less than the commission advance, such excess is recoverable from any and all subsequent final commission payments. The Company provides for estimated losses of uncollectible commission advances based upon specific identification of problem accounts and historical losses. Commission advances are reported net of estimated losses of $48,000 and $93,000 at December 31, 2007 and 2006, respectively.

Concentrations of Credit Risk

Concentration risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. Financial instruments that subject the Company to significant concentrations of credit risk consist of cash deposits in banks in excess of federally insured limits and accounts receivable from The Home Depot. We believe the risk of loss associated with our cash deposits to be remote.

At December 31, 2007, all of the Company’s trade receivables are due from The Home Depot.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Accounts Receivable- trade

Trade accounts receivable consist of amounts due from The Home Depot. Trade accounts receivable are reported net of allowances for doubtful accounts. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts, expected default rates and historical default rates. An allowance for losses is established through a provision for bad debts charged against income. The Company charges off accounts against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The change in the allowance for bad debts is as follows:

	Year ended December 31,
	2007	2006	2005
Balance at beginning of year	$246,205	$253,201	$116,894
Provisions for doubtful accounts	(12,119)	73,223	109,368
Write-offs, net of recoveries	(102,708)	(80,219)	26,939

Balance at end of year	$131,378	$246,205	$253,201

Inventories

Inventories (consisting of raw material and work-in-process) are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Amounts in work-in process inventories relate to costs expended on firm orders and include material, labor and manufacturing overhead costs. The Company recognizes inventory reserves for unusable, slow-moving and obsolete items. As of December 31, 2007 and 2006, inventories are reflected net of reserves of $131,000 and $111,000, respectively.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation for depreciable property is computed on a straight-line basis over the estimated useful lives of the related assets, as follows:

Buildings and improvements	25 to 30 years
Machinery and equipment	3 to 7 years
Furniture, fixtures and computer equipment	3 to 7 years

Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the related assets.

Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

Goodwill

Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company completed tests for impairment of goodwill based upon the measurement of the fair value of goodwill and determined that there was no impairment at December 31, 2007 and 2006. The Company utilizes an income (discounted cash flows) approach to establish fair value. The income approach is based on projected debt-free cash flow which is discounted to present value using discount factors that reflect the timing and risk of cash flow. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance.

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

Revenue Recognition

Remodeling contract revenue is recognized in accordance with contract accounting utilizing the completed contract method. The completed contract method is used due to the short-term nature of our contracts. Revenue is recognized upon substantial completion and acceptance of each home improvement contract. Cost of remodeling contracts represents the costs of direct materials and labor associated with installations and manufacturing costs, including shipping and handling costs.

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including television, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores. The Company expenses all such costs as incurred.

In 2007 the Company engaged an unaffiliated service provider whose function is to generate prospective customer leads for the Company in designated The Home Depot stores. For each customer lead in which the Company enters into a sales order, the service provider receives a fee. The Company prepays the service provider fee upon entry into the sales order with the customer, however, the fee is not finally earned and calculable until completion of installation of the respective sales order. The Company records the advance payment in prepaid expense, and recognizes the final expense in marketing expenses upon completion of installation of the sales order. If a sales order is cancelled after the advance payment, or if the final calculated earned fees are less than the advance payment, such excess is refundable by the service provider. At December 31, 2007, prepaid expenses includes $1,166,000 of commission advances to the service provider.

Marketing expense also includes marketing fees paid to The Home Depot on each sale.

Advertising and marketing expenses were approximately $26,185,000, $24,268,000, and $20,049,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock Based Compensation

On January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) revision of FASB Statement No. 123, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. The Company adopted SFAS No. 123R using the modified prospective method (see Note 15).

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the year ended December 31, 2005.

2005
Pro forma:
Net loss as reported	$(404,529)
Restricted stock compensation included in income, net of taxes of $45,879	71,761
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(177,983)

Pro forma loss available to common stockholders	$(510,751)

Loss per common share—as reported—basic	$(0.05)

Loss per common share—as reported—diluted	$(0.05)

Loss per common share—pro forma—basic	$(0.06)

Loss per common share—pro forma—diluted	$(0.06)

Restructuring charges

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns and provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company had no adjustments as a result of its adoption of FIN 48.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses. As of December 31, 2007, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

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

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$282,780	$246,629	$115,263
Provision for warranty expenses	1,378,207	1,048,286	568,286
Warranty costs incurred	(1,386,217)	(1,012,135)	(436,920)

Balance at end of year	$274,770	$282,780	$246,629

Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive common stock equivalents except when those equivalents would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2007, management believes that the carrying value of long-term debt approximates its fair value.

Discontinued Operations

On October 2, 2007, effective September 30, 2007 for accounting purposes, the Company sold substantially all of the assets of its consumer finance business segment, First Consumer Credit, Inc. (“FCC”). As such, the Company has reclassified the operating results of its consumer finance segment as discontinued operations for all periods presented. The Company classifies a business component that has been disposed as a discontinued operation if the cash flows of the component have been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statement of Operations.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

As a result of the disposition of the Company’s consumer finance business, the Consolidated Balance Sheet as of December 31, 2007 does not include any assets or liabilities of discontinued operations. The assets and liabilities of the consumer finance business in the Company’s Consolidated Balance Sheet as of December 31, 2006 have not been reclassified. The cash flows of discontinued operations have not been reclassified. See Note 16 for additional information regarding our discontinued operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No.159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The adoption of SFAS No. 159 will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, as we did not elect the fair value option for any financial assets or liabilities.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2007 there were no remaining obligations. A summary of the significant components of the pretax restructuring charge is as follows (in thousands):

	Restructuring Related Charges	Non-Cash Charges	Cash Payments	Balance at December 31, 2007
Severance costs	$100	$—	$(100)	$—
Fixed asset impairment	1,129	(1,129)	—	—
Vehicle lease costs	77	—	(77)	—
Other	15	—	(15)	—

	$1,321	$(1,129)	$(192)	$—

4.	Information About Segments

Prior to September 30, 2007, the Company was engaged in two lines of business, the home improvement business and the consumer finance business. The Company’s reporting segments were based on these same lines of business. Effective September 30, 2007, the Company sold substantially all of the assets of its consumer finance business, the results of which are reported in discontinued operations (Note 16). Accordingly, the Company’s current reporting segment consists only of the home improvement business. In the home improvement business, the Company manufactures or procures, designs, sells and installs custom kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories. The Company’s home improvement products are marketed through a variety of sources including, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

Since October 2003, the Company’s home improvement operations have engaged in an expansion program with The Home Depot. In May 2006, the Company entered into a three year service provider agreement with The Home Depot which, among other items, provides that the Company will not offer its products or installation services under any brand or trademark other than as approved by The Home Depot. Prior to the new agreement, in addition to the Company marketing its products under the brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks”, the Company also marketed it products directly to consumers under the “CENTURY 21 Cabinet Refacing” and “CENTURY 21 Home Improvements” brands or the Company’s own “Facelifters” and “Designer Deck” brands.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Home Improvement Product Lines:
Kitchen refacing and countertops	$92,634	$82,786	$65,029
Bathroom refacing	10,298	11,174	13,272
Decks	20,343	26,789	19,348
Other	—	62	473

Total Home Improvement revenues	$123,275	$120,811	$98,122

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The percentage of home improvement revenues attributable to our major brands are as follows:

	Year ended December 31,
	2007	2006	2005
The Home Depot	100%	94%	71%
Century 21 Home Improvements	—	2	16
Company Brands	—	4	13

Total	100%	100%	100%

Our home improvement business is subject to seasonal trends. The generation of new orders for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. The generation of new orders for our deck products typically declines in the last quarter of the year through the first two months of the following year, which negatively impacts our fourth and first quarter revenues and net income, respectively. Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

5.	Goodwill

Goodwill consisted of the following:

	December 31, 2007	December 31, 2006
Home Improvement	$3,589,870	$3,589,870
Consumer Finance (See Note 16)	—	3,767,414

Consolidated Total	$3,589,870	$7,357,284

6.	Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
Raw materials	$2,897,093	$2,306,837
Work-in-progress	2,310,612	1,952,029

Total	$5,207,705	$4,258,866

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2007	2006
Buildings and improvements	$3,007,973	$2,994,495
Machinery and equipment	3,726,495	3,651,743
Furniture, fixtures, and computer equipment	5,061,718	4,240,440
Leasehold improvements	1,091,872	913,674
Construction in process	74,560	332,642

	12,962,618	12,132,994
Less accumulated depreciation and amortization	(7,805,655)	(6,736,676)

	5,156,963	5,396,318
Land	400,000	400,000

	$5,556,963	$5,796,318

Depreciation and amortization expense related to property, plant and equipment was approximately $1,258,000, $1,287,000 and $1,632,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

8.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	December 31,
	2007	2006
Frost Term loan	$1,200,000	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,661,673	1,769,693
Other	—	109,900
Total Long-Term Debt	2,861,673	3,079,593
Less Current Portion	189,454	217,920

Long-Term Portion	$2,672,219	$2,861,673

Maturities of debt under the Company’s credit facilities as of December 31, 2007, are as follows:

2008	$189,454
2009	204,825
2010	214,181
2011	1,110,890
2012	155,047
Thereafter	987,276

Total	$2,861,673

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

Frost Loan Agreement

On April 2, 2007 the Company renewed and amended its loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement as amended provides for a $6 million borrowing base line of credit (the “Borrowing Base Line of Credit”), an $875,000 line of credit to be used for the purchase of equipment (the “Equipment Line of Credit”), and a term loan in the amount of $1,200,000 (the “Term Loan”). The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan—In February 2006 the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the term loan. The remainder of the proceeds of the term loan (approximately $916,000), net of transaction costs, was applied against the Company’s outstanding Borrowing Base Line of Credit. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (6.83% at December 31, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At December 31, 2007, the Company had outstanding borrowings of $1,200,000 under the term loan.

Borrowing Base Line of Credit—The Frost Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At December 31, 2007 the Company had no balance outstanding under the Frost Borrowing Base Line of Credit, and had a borrowing capacity of approximately $4,090,000. The Borrowing Base Line matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit—The $875,000 line of credit is available for the Company to purchase equipment. The line availability expired in February 2008. The Company has no outstanding balance under this term note.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at December 31, 2007.

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

9.	Capital Leases

As of December 31, 2007, the Company had no obligations outstanding under capital leases. During 2006 the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia which was under a capital lease. The purchase price of $262,000 represented the principal balance outstanding under the related building capital lease. The purchase price was financed by funds provided under the $1.2 million term loan (See Note 8).

Amortization expense in 2006 and 2005 on capital leases is included in depreciation and amortization expense.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Related Parties

D.S. Berenson, a former director of the Company, is a partner in a law firm that the Company has retained to provide legal services in a variety of areas, including consumer financing. Mr. Berenson is currently advising the Company’s Board of Directors in a variety of areas. The Company made payments to the law firm during the years ended December 31, 2007, 2006 and 2005 of approximately $110,000, $149,000, and $160,000, respectively.

11.	Commitments and Contingencies

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Rent expense recognized under non-cancelable operating leases was approximately $3,530,000, $3,258,000 and $3,535,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2007, are as follows:

2008	$2,714,877
2009	2,508,062
2010	2,087,015
2011	1,234,670
2012	547,724
Thereafter	8,946

Total minimum lease payments	$9,101,294

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

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

In August 2007, the Board of Directors authorized the repurchase of up to $5 million of the Company’s outstanding stock (“Repurchase Program”). Any repurchase under the Repurchase Program may be made in the open market at such times and such prices as the Company may determine appropriate.

Shares of common stock repurchased under the Repurchase Program are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in our Consolidated Balance Sheets. Cumulative repurchases through December 31, 2007 were 737,093 shares at a cost of approximately $4,985,000.

13.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Reserve for loan loss and doubtful accounts	$73,766	$210,883
Compensation accruals	263,741	188,211
Accruals and reserves	318,417	437,764
Inventory reserves	88,581	96,591
Other	68,919	37,802

Total gross deferred tax assets	813,424	971,251

Deferred tax liabilities:
Prepaid expenses	(181,138)	(131,642)
Depreciation	(282,332)	(432,222)

Total gross deferred tax liabilities	(463,470)	(563,864)

Net deferred tax asset	$349,954	$407,387

Deferred taxes consisted of the following:
Current deferred income taxes	$645,404	$839,610
Noncurrent deferred income taxes	(295,450)	(432,223)

Net deferred tax asset	$349,954	$407,387

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The provision (benefit) for income taxes from continuing operations at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	Year Ended December 31,
	2007	2006	2005
Federal tax at statutory rate	$1,398,147	$2,320,824	$4,483
State income taxes, net of federal tax benefit	306,524	368,068	(15,923)
Other	(3,363)	40,330	14,392

Total income taxes	$1,701,308	$2,729,222	$2,952

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal
Continuing operations	$1,243,130	$3,383,624	$(794,606)
Discontinued operations	451,265	(56,928)	(205,338)

	1,694,395	3,326,696	(999,944)

State
Continuing operations	518,513	272,602	217,334
Discontinued operations	17,227	15,350	(35,850)

	535,740	287,952	181,484

Total current	2,230,135	3,614,648	(818,460)

Deferred:
Federal
Continuing operations	(19,570)	(1,218,296)	800,405
Discontinued operations	98,828	92,329	(12,831)

	79,258	(1,125,967)	787,574

State
Continuing operations	(40,765)	291,292	(220,181)
Discontinued operations	18,940	17,544	(1,711)

	(21,825)	308,836	(221,892)

Total deferred	57,433	(817,131)	565,682

Total income taxes from continuing operations	1,701,308	2,729,222	2,952
Total income taxes from discontinued operations	586,260	68,295	(255,730)

Total income taxes	$2,287,568	$2,797,517	$(252,778)

14.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

immediately, while contributions made by the Company fully vest after five years of service. For the year ended December 31, 2006, the Company made contributions to the employee savings plan of $83,000. The Company did not make contributions for the years ended December 31, 2007 and 2005.

15.	Stock Based Incentive Plans

The Company’s stock-based incentive plans provide for the grant of incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options (“NSOs”) and restricted stock awards (collectively referred to as “Awards”). Awards are administered by the Company’s Compensation Committee of the Board of Directors. The purpose of the Company’s Awards is to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company.

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

The Company’s 2000 Stock Compensation Plan (the “Plan”) provides for up to 3,000,000 shares of common stock with respect to which options may be granted under the Plan, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. The Board of Directors of the Company approved further restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. At December 31, 2007, options to purchase 772,649 shares of common stock were available for grant under the Plan. During 2007, 2006 and 2005, no options were granted other than to employees or directors.

The following information summarizes stock options outstanding and exercisable at December 31, 2007:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$3.4400 - $ 4.9500	66,205	$3.60	3.30	66,205	$3.60
$4.9501 - $ 6.7100	79,549	$5.62	5.32	72,602	$5.51
$6.7101 - $ 8.5800	78,001	$8.17	4.00	78,001	$8.17
$8.5801 - $10.4800	10,439	$9.93	1.57	10,439	$9.93

	234,194	$6.09	4.14	227,247	$6.07

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007			2006			2005
	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	358,115	$6.15		650,979	$4.86		741,177	$4.86
Granted	—	—		53,001	$8.49		—
Exercised	(111,375)	6.11		(325,693)	$3.97		(34,730)	$4.42
Forfeited, canceled or expired	(12,546)	7.66		(20,172)	$5.83		(55,468)	$5.23
Outstanding at end of year	234,194	6.09	$119	358,115	$6.15	$1,856	650,979	$4.86	$1,159
Exercisable at end of year	227,247	6.07	$119	325,349	$6.17	$1,682	553,507	$4.65	$1,101
Weighted average fair value of options granted during the year	—	—	—	$2.52	—	—	—	—	—

During 2007, 20,000 shares were exercised by tendering 8,119 shares of the Company’s common stock to pay the exercise price. The total intrinsic value of options exercised (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) during 2007, 2006, and 2005 was $786,000, $1,569,000, and $17,000, respectively.

The Company has utilized the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The fair value of options granted during the year ended December 31, 2006 were determined with the following assumptions (there were no stock options granted in 2007 and 2005):

2006
Assumptions
Risk-free rate of return	5.0%
Expected life	3-years
Expected volatility	35%
Expected dividend yield	0%

The risk-free interest rate used is based upon the published U.S. Treasury yield curve in effect at the time of grant for instruments with a similar life. The expected term of options granted is based on the Company’s historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based upon management’s estimate of future volatility for the Company’s stock price. When estimating future volatility, the Company considers a number of factors, including the Company’s historical stock price volatility and the effect of the Company’s rapid expansion under its program with The Home Depot. The Company has not declared any dividends during 2007, 2006, and 2005.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under that

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

method, no stock option-based employee compensation cost was recognized in the Consolidated Statement of Operations for the years ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (see Note 2). Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under SFAS No. 123R the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense for awards on a straight-line basis over the vesting period. Compensation expense related to stock options was approximately $11,000 and $200,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had $11,000 total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 0.54 years.

Prior to the adoption of SFAS No. 123R the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2007, the Company had excess tax benefits from stock options classified as a financing cash inflow of $215,000.

On May 24, 2004, the Board of Directors approved and adopted the 2004 Restricted Stock Plan. The Restricted Stock Plan was approved by our stockholders on July 15, 2004. Pursuant to the Restricted Stock Plan, the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the compensation committee. The compensation committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant up to a maximum of 500,000 shares of common stock. At December 31, 2007, 384,475 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock issued under the Restricted Stock Plan and may elect to receive restricted stock in lieu of their quarterly cash compensation. During the year ended December 31, 2007, the Company issued 7,533 shares to non-employee directors as compensation and recorded approximately $63,000 of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance. In addition, 24,129 shares of restricted stock were issued to certain management during the year. The awards vest over 3 years and the associated expense is being recognized over the vesting period.

For the years ended December 31, 2007, 2006 and 2005, restricted stock award activity is as follows:

	2007		2006		2005
	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant
Outstanding at beginning of year	47,333	$7.67	45,542	$5.85	—	—
Granted	31,662	$11.08	28,438	$9.42	56,434	$5.86
Vested	(33,737)	$8.64	(26,138)	$6.45	(10,892)	$5.91
Forfeited, canceled or expired	(500)	$5.79	(509)	$6.14	—	—
Outstanding at end of year	44,758	$9.33	47,333	$7.66	45,542	$5.85

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the vesting period. Compensation expense related to restricted stock awards was approximately $326,000 ($183,000 net of tax benefit), $217,000 ($132,000 net of tax benefit) and $118,000 ($72,000 net of tax benefit) for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, the Company had excess tax benefits from restricted stock classified as a financing cash in flow of approximately $30,000.

As of December 31, 2007, the Company had $272,000 total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted average period of 1.75 years.

The Company’s Awards are not performance based and vest with continued employment. Awards are subject to forfeiture in the event of termination of employment.

16.	Discontinued Operations

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

The Company also entered into a Transition Services Agreement with FCC-Finance to provide certain services to assist the purchaser with the transition of the business operations. These services primarily included administrative and information systems support. The Company’s costs to provide these services are reimbursable by the purchaser at the Company’s cost. The transition was substantially complete as of December 31, 2007.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17.	Income (loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Income (loss) applicable to common stockholders:
Income from continuing operations	$2,410,890	$4,096,732	$10,232
Income (loss) from discontinued operations	(2,709,675)	122,692	(414,761)

Income (loss) applicable to common stockholders	$(298,785)	$4,219,424	$(404,529)

Weighted average shares outstanding—basic	8,160,702	8,114,598	7,936,715
Effect of dilutive securities	116,700	180,635	122,848

Weighted average shares outstanding—diluted	8,277,402	8,295,233	8,059,563

Net income (loss) per basic share:
Continuing operations	$0.29	$0.50	$0.00
Discontinued operations	(0.33)	0.02	(0.05)

Net income (loss) per basic share	$(0.04)	$0.52	$(0.05)

Net income (loss) per diluted share:
Continuing operations	$0.29	$0.49	$0.00
Discontinued operations	(0.33)	0.02	(0.05)

Net income (loss) per diluted share	$(0.04)	$0.51	$(0.05)

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the years ended December 31, 2007, 2006 and 2005, approximately 5,253, 20,000 and 651,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$28,084	$31,601	$34,249	$29,341	$21,177	$32,293	$36,316	$31,025
Gross Profit	14,723	17,186	17,760	14,803	10,318	17,000	19,845	16,665
Income (loss) from continuing operations	419	1,189	1,236	(434)	(674)	1,195	2,389	1,187
Discontinued operations	(187)	(88)	(2,466)	32	(62)	(63)	(167)	414
Net income (loss)	232	1,101	(1,230)	(402)	(736)	1,132	2,222	1,601
Net income (loss) from continuing operations per common share:
Basic	$0.05	$0.14	$0.15	$(0.05)	$(0.08)	$0.15	$0.29	$0.15
Diluted	$0.05	$0.14	$0.15	$(0.05)	$(0.08)	$0.15	$0.29	$0.14
Discontinued operations per common share:
Basic	$(0.02)	$(0.01)	$(0.30)	$0.00	$(0.01)	$(0.01)	$(0.02)	$0.05
Diluted	$(0.02)	$(0.01)	$(0.30)	$0.00	$(0.01)	$(0.01)	$(0.02)	$0.05
Net income (loss) per common share:
Basic	$0.03	$0.13	$(0.15)	$(0.05)	$(0.09)	$0.14	$0.27	$0.20
Diluted	$0.03	$0.13	$(0.15)	$(0.05)	$(0.09)	$0.14	$0.27	$0.19
Weighted average common shares outstanding
Basic	8,248,571	8,317,910	8,229,691	7,851,257	7,956,820	8,128,180	8,172,607	8,197,507
Diluted	8,423,843	8,464,828	8,229,691	7,851,257	7,956,820	8,228,586	8,312,562	8,350,533

19.	Subsequent Events

Since October 2003, the Company’s home improvement operations have engaged in an aggressive expansion program with The Home Depot. In May 2006 the Company entered into a three year service provider agreement, or SPA, with The Home Depot. Among other items, the agreement provides that we may not enter into agreements or other arrangements with any The Home Depot competitors for the marketing, sales and installation of our products. Additionally, the agreement provides that we will not offer our products and installation services in any market under any trademarks or brands other than as approved by The Home Depot.

On February 28, 2008, the Company and The Home Depot mutually agreed to (1) extend the termination date of the SPA to February 28, 2011; (2) terminate the installed deck program under the SPA; and (3) add additional markets in Ohio and Pennsylvania for our kitchen cabinet refacing and countertop products. As a result, effective February 29, 2008, the Company ceased selling deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. We will complete the installation of all pending deck orders for The Home Depot customers in these markets and we will continue to honor our warranty service obligations to The Home Depot deck customers. After completion of these deck orders we will cease offering deck products in these markets. As a result of discontinuing the sales of deck products in these markets, we will record an asset impairment charge of approximately $90,000 in the first quarter 2008 related to in-store deck displays.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase out of our deck products in The Home Depot stores, we will return to marketing our deck products in these markets under our own Designer Deck brand. We intend to service these markets by utilizing our deck product manufacturing facility in Woodbridge, Virginia.

Additionally, effective April 1, 2008, we will begin offering our kitchen refacing and countertop products in certain Ohio and Pennsylvania markets.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3(bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11(f)	Amended and Restated 2000 Stock Compensation Plan

IOE-1

Exhibit Number	Description of Exhibit
+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

IOE-2

Exhibit Number	Description of Exhibit
+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Fist Bank of U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43*	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

21.1(o)	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IOE-3

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE-4