Form 10-Q
period 2008-03-31
US HOME SYSTEMS INC
filed 2008-05-14
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 18, 2008 there were 7,661,466 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,054,418	$11,615,593
Accounts receivable-trade, net of allowance for doubtful accounts of $132,739 and $131,383, respectively	6,175,832	3,792,553
Accounts receivable-other	49,027	99,027
Income tax receivable	1,142,430	1,059,143
Commission advances	1,606,138	1,324,855
Inventories	5,376,878	5,207,705
Prepaid expenses	1,938,768	2,016,672
Deferred income taxes	586,100	645,404

Total current assets	24,929,591	25,760,952

Property, plant, and equipment, net	5,388,069	5,556,963
Goodwill	3,589,870	3,589,870
Other assets	402,866	399,359

Total assets	$34,310,396	$35,307,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,402,279	$5,822,989
Accrued wages, commissions, and bonuses	1,552,546	1,094,465
Federal and state taxes payable	703,566	748,519
Long-term debt, current portion	198,238	189,454
Other accrued liabilities	1,718,476	1,725,094

Total current liabilities	8,575,105	9,580,521
Deferred income taxes	295,450	295,450
Long-term debt, net of current portion	2,628,520	2,672,219

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,640,705 and 8,347,153 shares issued; 7,640,705 and 7,610,060 shares outstanding at March 31, 2008 and December 31, 2007, respectively	7,641	8,347
Additional capital	15,245,660	20,173,056
Retained earnings	7,558,020	7,562,857
Treasury stock, at cost	—	(4,985,306)

Total stockholders’ equity	22,811,321	22,758,954

Total liabilities and stockholders’ equity	$34,310,396	$35,307,144

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three Months ended March 31,
	2008	2007
Revenues from remodeling contracts	$31,947,036	$28,083,825
Cost of remodeling contracts	15,386,752	13,360,817

Gross profit	16,560,284	14,723,009

Costs and expenses:
Branch operations	2,164,030	1,887,096
Sales and marketing expense	11,706,988	9,875,563
General and administrative	2,696,697	2,316,396

Income (loss) from operations	(7,431)	643,954

Interest expense	40,573	46,458
Other income	40,967	82,366

Income (loss) from continuing operations before income taxes	(7,037)	679,862
Income tax expense (benefit)	(2,694)	261,414

Income (loss) from continuing operations	(4,343)	418,448

Discontinued operations:
Loss on discontinued operations	(749)	(300,663)
Income tax benefit	(255)	(114,074)

Loss from discontinued operations	(494)	(186,589)

Net income (loss)	$(4,837)	$231,859

Net income (loss) per common share – basic and diluted
Continuing operations	$.00	$.05
Discontinued operations	.00	(.02)

Net income (loss) per common share	$.00	$.03

Weighted average common shares outstanding:
Basic	7,632,862	8,248,571

Diluted	7,632,862	8,423,842

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2008

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	8,347,153	$8,347	737,093	$(4,985,306)	$20,173,056	$7,562,857	$22,758,954
Stock compensation	—	—	—	—	89,215	—	89,215
Releases of restricted stock awards	30,645	31	—	—	(31)	—	—
Tax benefits applicable to release of stock awards	—	—	—	—	(32,011)	—	(32,011)
Cancellation of treasury stock	(737,093)	(737)	(737,093)	4,985,306	(4,984,569)		—
Net loss	—	—	—	—	—	(4,837)	(4,837)

Balance at March 31, 2008	7,640,705	$7,641	—	$—	$15,245,660	$7,558,020	$22,811,321

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(4,837)	$231,859
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	310,609	344,856
Stock based compensation	89,215	90,447
Tax expense (benefit) applicable to release of stock awards and stock option exercises	32,011	(81,223)
(Gain) loss on disposal of assets and asset impairment	94,911	(24,291)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,333,279)	(227,186)
Inventories	(169,173)	175,405
Commission advances and prepaid expenses	(203,379)	58,671
Accounts payable	(1,420,710)	670,777
Accrued wages, commissions and bonuses	458,081	(89,462)
Income taxes	(100,947)	(2,412,789)
Other assets and liabilities, net	(16,439)	131,383

Net cash used in operating activities	(3,263,937)	(1,131,553)

Cash flows from investing activities
Purchases of property, plant, and equipment	(230,312)	(192,107)
Proceeds from sale of assets	—	24,291
Customer payments on finance receivables	—	56,908
Principal return of participation investment	—	239,998

Net cash provided by (used in) investing activities	(230,312)	129,090

Cash flows from financing activities
Principal payments on lines of credit, long-term debt, and capital leases	(34,915)	(136,178)
Tax expense (benefit) applicable to release of stock awards and stock option exercises	(32,011)	81,223
Issuance of common stock	—	130,234

Net cash provided by (used in) financing activities	(66,926)	75,279

Net decrease in cash and cash equivalents	(3,561,175)	(927,184)
Cash and cash equivalents at beginning of period	11,615,593	10,561,972

Cash and cash equivalents at end of period	$8,054,418	$9,634,788

Supplemental disclosure of cash flow information
Interest paid	$47,736	$56,611

Cash payments of income taxes	$53,045	$2,660,829

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories.

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and require the use of complex judgment in their application. Except for the Company’s adoption of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, as discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2007.

Fair Value Measurements

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157, as applied to financial assets and financial liabilities, did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provision of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2. The Company is in the process of determining the impact, if any, that the second phase of the adoption of SFAS 157 in fiscal 2009 will have relating to its fair value measurements of non-financial assets and liabilities.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earning volatility after the acquisition. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS No. 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial positions.

Discontinued Operations

On October 2, 2007, the Company sold substantially all of the assets of its consumer finance business segment, First Consumer Credit, Inc. As such, the Company has reclassified the operating results of its consumer finance segment as discontinued operations for all periods presented. The Company classifies a business component that has been disposed as a discontinued operation if the cash flows of the component have been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statement of Operations.

As a result of the disposition of the Company’s consumer finance business, the balance sheets as of March 31, 2008 and December 31, 2007 do not include any assets or liabilities of discontinued operations. The cash flows of discontinued operations have not been reclassified.

3.	Information About Segments

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently has one operating and reporting segment consisting of the home improvement business.

Since October 2003, the Company’s home improvement operations have engaged in an expansion program under its agreement with The Home Depot. In May 2006, the Company entered into a three year service provider agreement, or SPA, with The Home Depot. Among other items the SPA provides that the Company will not offer its products or installation services under any brand or trademark other than as approved by The Home Depot. Prior to the agreement, in addition to the Company marketing its products under the brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks”, the Company also marketed its products directly to consumers under the Company’s own Facelifters and Designer Deck brands.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3.	Information About Segments (Continued)

On February 28, 2008, the Company and The Home Depot mutually agreed to (1) extend the termination date of the SPA to February 28, 2011; (2) terminate the installed deck program under the SPA; and (3) add additional markets in Ohio and Pennsylvania for our kitchen cabinet refacing and countertop products. As a result, effective February 29, 2008, the Company ceased selling deck products in certain markets, including the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. The Company will complete the installation of all pending deck orders for The Home Dept customers in these markets and will continue to honor warranty service obligations to The Home Depot deck customers. As a result of discontinuing the sales of deck products in these markets, the Company recorded an asset impairment charge of approximately $90,000 related to in-store deck displays. The impairment charge is included in sales and marketing expenses in our Consolidated Statements of Operations.

The Company will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase out of our deck products in The Home Depot stores, we will return to marketing our deck products in these markets under our own Designer Deck brand. We intend to service these markets by utilizing our deck product manufacturing facility in Woodbridge, Virginia.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Kitchen refacing and countertops	$27,341	$23,553
Bathroom refacing	2,156	2,224
Decks	2,395	2,307
Organizers	55	—

Total revenues	$31,947	$28,084

Our home improvement business is subject to seasonal trends. The generation of new orders through our relationship with The Home Depot for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. The generation of new orders for our deck products typically declines in the last quarter of the year through the first two months of the following year, which negatively impacts our fourth and first quarter revenues and net income. Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

4.	Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$2,963,892	$2,897,093
Work-in-progress	2,412,986	2,310,612

Total inventory	$5,376,878	$5,207,705

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

5.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2008	December 31, 2007
Frost Term Loan	$1,193,333	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,633,425	1,661,673

Total long-term debt	2,826,758	2,861,673
Less: Current portion	198,238	189,454

Long-term portion	$2,628,520	$2,672,219

Frost Loan Agreement

On April 2, 2007, the Company renewed and amended its loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement as amended provides for a $6 million borrowing base line of credit (the “Borrowing Base Line”), an $875,000 line of credit to be used for the purchase of equipment (the “Equipment Line of Credit”), and a term loan in the amount of $1,200,000 (the “Term Loan”). The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan – In February 2006, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price was financed by funds provided under the term loan. Interest only on the term note was payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (4.70 % at March 31, 2008) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At March 31, 2008, the Company had outstanding borrowings of $1,193,333 under the term loan.

Borrowing Base Line of Credit - The Frost Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2008, the Company had no balance outstanding under the Frost Borrowing Base Line of Credit and had a $6 million borrowing capacity. The Borrowing Base Line matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit - The $875,000 line of credit expired in February 2008. The Company had no balance outstanding, and the line was not renewed upon maturity.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at March 31, 2008.

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

D.S. Berenson, a former Director of the Company, is a partner in a law firm which the Company has retained to provide legal services in a variety of areas, including consumer financing. Mr. Berenson is currently advising the Company’s Board of Directors in a variety of areas. The Company made payments to the law firm during the three months ended March 31, 2008 and 2007, of approximately $28,000 and $27,000, respectively.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

8.	Treasury Stock

In August 2007, the Board of Directors authorized the repurchase of up to $5 million of the Company’s outstanding stock. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheets. Cumulative repurchases through December 31, 2007 were 737,093 shares at a cost of $4,985,306. The Company has not made any additional purchases since December 31, 2007 under this authorization. On March 13, 2008, the Board of Directors authorized the cancellation of the 737,093 shares. The cancelled treasury shares were reclassified as authorized and un-issued shares.

On March 13, 2008, the Board of Directors also authorized an additional repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. As of March 31, 2008, the Company had not repurchased any of its shares under this authorization.

9.	Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended March 31,
	2008	2007
Net income (loss):
Net income (loss) from continuing operations	$(4,343)	$418,448
Net income (loss) from discontinued operations	(494)	(186,589)

Net income (loss)	$(4,837)	$231,859

Weighted average shares outstanding – basic	7,632,862	8,248,571
Effect of dilutive securities	—	175,271

Weighted average shares outstanding – diluted	7,632,862	8,423,842

Net income (loss) per share – basic and diluted:
Continuing operations	$.00	$.05
Discontinued operations	.00	(.02)

Net income (loss) per share– basic and diluted	$.00	$.03

For the three months ended March 31, 2008 and 2007, approximately 259,918 and 3,125 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

10.	Subsequent Event

On April 15, 2008, the Company purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizational systems and accessories, for an aggregate purchase price of $195,000. Blue Viking is a subsidiary of Curber Systems, Inc. The Company will account for its investment in Blue Viking using the equity method. The equity method of accounting is used to account for investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Our share of Blue Viking’s earnings and losses will be included in our consolidated operating results.

In conjunction with the membership interest purchase, the Company entered into a Marketing Consulting Agreement with Blue Viking in which Blue Viking will provide to the Company sales and marketing consulting to support the Company’s entry and expansion into the garage and home storage industry. In addition to consulting fees, if the Company’s revenues of organizational storage systems and accessories exceed certain goals in any calendar year, an achievement bonus of 2.5% of the amount of installed revenue will be paid to Blue Viking.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2008 included herein, and our audited financial statements for the years ended December 31, 2007, 2006 and 2005, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

Since October 2003 we have engaged in an aggressive expansion program with The Home Depot. In May 2006 we entered into a three year service provider agreement, or SPA, with The Home Depot. Among other items, the agreement provides that we may not enter into agreements or other arrangements with any The Home Depot competitors for the marketing, sales and installation of our products. Additionally, the agreement provides that we will not offer our products and installation services in any market under any trademarks or brands other than as approved by The Home Depot. Prior to the agreement, in addition to marketing our products under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks” we also marketed our products directly to consumers under our own Facelifters and Designer Deck brands. Our home improvement products are marketed through a variety of sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

On February 28, 2008, we and The Home Depot mutually agreed to extend the termination date of the SPA to February 28, 2011, terminate the installed deck program under the SPA and add additional markets in Ohio and Pennsylvania for our kitchen cabinet refacing and countertop products.

As a result of the amendments to the SPA, effective February 29, 2008, we ceased receiving customer leads from The Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. We will complete the installation of all pending deck orders for The Home Depot customers in these markets, and we will continue to honor our warranty service obligations to The Home Depot deck customers. After completion of these deck orders, we will cease offering deck products in these markets. As a result of discontinuing the sales of deck products in these markets, we recorded an asset impairment charge of approximately $90,000 in the first quarter 2008 related to in-store deck displays.

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase-out of our deck products in The Home Depot stores, we will return to marketing our deck products in these markets under our own Designer Deck brand. We anticipate we will begin marketing deck products under our own brand in May 2008.

The SPA amendment also provided that we will begin offering our kitchen cabinet refacing and countertop products in Ohio markets, including Cleveland, Columbus and Cincinnati and in Pittsburgh, Pennsylvania, encompassing approximately 96 The Home Depot stores. In April 2008 we opened a sales and installation center in the Columbus and Cincinnati markets. We anticipate we will complete the opening of the Cleveland and Pittsburgh markets in the second quarter of 2008.

We will continue, on an exclusive basis, to offer our kitchen and bath refacing products to The Home Depot customers in the designated markets. As a result of the addition of the Ohio and Pittsburgh markets, we are now the sole provider of kitchen cabinet refacing products and services to The Home Depot in the United States.

At March 31, 2008, our home improvement business served The Home Depot in 41 markets covering 26 states. Our kitchen products are available in all 41 markets encompassing approximately 1,400 The Home Depot stores and 33 The Home Depot – Expo stores. Our bath products are currently offered in 16 markets which include approximately 523 stores.

Effective September 30, 2007, we exited the consumer finance business when we and First Consumer Credit, Inc., or FCC, our consumer finance subsidiary, entered into an asset purchase agreement with FCC Finance, LLC, or FCC-Finance, whereby FCC sold substantially all of its assets to FCC-Finance in a buyout led by management of the consumer finance unit. As a result of the transaction, the financial operating results of FCC for all periods have been reclassified as discontinued operations in our Consolidated Statements of Operations.

Prior to the sale of FCC’s assets, we had two reporting segments, the home improvement segment and consumer finance segment. As a result of the sale of FCC’s assets and the reclassification of FCC’s operating results as a discontinued operation, we have discontinued the previous separate segment reporting.

Results of Operations

Results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007:

	(In thousands) Year ended March 31,
	2008		2007
	$	%	$	%
Revenues	31,947	100.0	28,084	100.0
Costs of remodeling contracts	15,387	48.2	13,361	47.6

Gross Profit	16,560	51.8	14,723	52.4

Costs and expenses:
Branch operations	2,164	6.8	1,887	6.7
Sales, marketing and license fees	11,706	36.6	9,876	35.2
General and administrative	2,697	8.4	2,316	8.2

Operating income (loss)	(7)	0.0	644	2.3
Interest expense	41	0.1	46	0.2
Other income	41	0.1	82	0.3

Income (loss) from continuing operations before income taxes.	(7)	0.0	680	2.4
Income tax expense (benefit)	(3)	0.0	261	0.9

Net income (loss) from continuing operations	(4)	0.0	419	1.5
Net gain (loss) on discontinued operations, net of tax	(1)	0.0	(187)	(0.7)

Net income (loss)	(5)	0.0	232	0.8

Management’s Summary of Results of Operations.

New orders increased 9.8% to $33,254,000 in the first quarter ended March 31, 2008 as compared with $30,286,000 in the first quarter ended March 31, 2007. We attribute the increase in new orders to our in-store-marketing program that we initiated in June 2007 to increase the number of customer appointments. Our in-store marketing program involves staffing marketing promoters in select The Home Depot stores during certain times of the week. Marketing promoters network with The Home Depot’s customers to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations. We believe this program has proved to be an effective vehicle to penetrate the market and proactively generate prospective customer interest in our products and services.

Revenues for the three months ended March 31, 2008 increased 13.8% to $31,947,000 as compared to $28,084,000 in the three months ended March 31, 2007. Because our cycle time to complete the installation of a new order and recognize the related revenue is generally 60 days, our revenues in first quarter were largely influenced by our backlog of orders at the beginning of the quarter. The increase in revenues as compared to the prior year first quarter reflects higher backlog of orders at the beginning of the 2008 calendar year as compared to the backlog of orders entering the 2007 calendar year.

Although we increased our revenues, we incurred increased operating costs. A substantial portion of our sales and marketing expenses are variable and increased as a result of the increased revenues. We have also incurred higher fixed operating costs, including costs of new sales and installation centers, increased sales management and marketing personnel costs, new sales associate hire costs, including recruiting, training and sales materials, and increased salaries and benefit costs. Consequently we incurred a net loss from continuing operations in the first quarter 2008 of approximately $4,000 as compared to net income of $419,000 in the same quarter last year.

Results of Operations – Detail Review

Revenues for the three months ended March 31, 2008 increased 13.8% to $31,947,000 as compared to $28,084,000 in the three months ended March 31, 2007. Approximately 77% of the increase, or $2,988,000, was realized in markets that were opened prior to 2007. The remaining increase, $875,000, resulted from new sales and installation centers we opened in the second and third quarter of 2007 in Nashville, Tennessee, Birmingham, Alabama, Harrisburg, Pennsylvania, and Rochester, New York.

	Three months ended March 31,		Increase (decrease)
	2008	2007	$
Markets opened prior to 2007	$31,072	$28,084	$2,988
Markets opened in 2007	875	—	875

Total revenues	$31,947	$28,084	$3,863

Revenues and new orders for the three months ended March 31, 2008 and 2007, and backlog of uncompleted orders at March 31, 2008 and December 31, 2007 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2008	2007	2008	2007	March 31, 2008	December 31, 2007
Kitchen refacing and countertops	$27,341	$23,553	$27,228	$23,338	$18,258	$18,371
Bathroom refacing	2,156	2,224	2,367	2,645	1,585	1,374
Decks	2,395	2,307	3,624	4,303	5,469	4,240
Other	55	—	35	—	11	31

Total	$31,947	$28,084	$33,254	$30,286	$25,323	$24,016

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $3,890,000 or 16.7%, to $27,228,000 in the first quarter 2008 from $23,338,000 in the first quarter 2007. The increase in new orders reflects an increase in the number of customer appointments generated from our in-store marketing program which we initiated in late June 2007. The in-store marketing program consists principally of staffing marketing promoters in select The Home Depot stores during certain times of the week to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations. We plan to continue to expand the in-store marketing program into additional The Home Depot stores in 2008.

Despite the success of our in-store marketing program, we believe that the softness in the housing market, uncertainty in the credit markets and higher energy prices have had an adverse affect on our generation of new orders and that these external pressures will persist in 2008.

Revenues from kitchen refacing and countertop products increased $3,788,000 or 16.1%, to $27,341,000 in the first quarter 2008 from $23,553,000 in same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order. The increase in revenues as compared to the prior year first quarter reflects higher backlog of orders at the beginning of the 2008 calendar year as compared to the backlog of orders entering the 2007 calendar year ($18,371,000 at January 1, 2008 as compared to $15,122,000 at January 1, 2007) and higher new orders in the current period.

Bathroom refacing – New orders for bath products were $2,367,000 in the first quarter 2008 as compared with $2,645,000 in the first quarter last year. Revenues from bathroom refacing products declined $68,000 or 3.0% to $2,156,000 in first quarter 2008 from $2,224,000 in the first quarter 2007. Management attributes the decline in bath product new orders and revenues to reduced demand.

Decks – New orders for deck products were $3,624,000 in the first quarter 2008 as compared with $4,303,000 in first quarter last year. On February 28, 2008, we and The Home Depot mutually agreed to terminate the installed deck program under our SPA. As a result, effective February 29, 2008, we ceased receiving customer leads from The Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. Excluding these markets, new orders were $3,171,000 and $3,148,000 for the first quarter 2008 and 2007, respectively.

Management believes that the sale of deck products are closely aligned with the housing construction and resale markets and, consequently, deck product demand reflects the softness in the general housing market. Management believes that the housing market pressures will continue to depress demand for deck products in 2008.

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase-out of our deck products in The Home Depot stores, we will return to marketing our deck products in these markets under our own Designer Deck brand. We anticipate we will begin marketing and sales of our own Designer Deck brand products in May 2008 in the Maryland and Northern Virginia markets.

Revenues for deck products were $2,395,000 in the first quarter 2008 as compared to $2,307,000 in the first quarter 2007. The increase in revenues reflects higher backlog of orders at the beginning of the quarter as compared to the same period last year.

Gross profit for the three months ended March 31, 2008 was $16,560,000, or 51.8% of revenues as compared with $14,723,000, or 52.4% of revenues in the prior year period. Gross profit in dollar terms increased in 2008 due to the increase in revenues. However, our gross profit as a percentage of revenue declined 60 basis points principally due to lower margin in our deck product line. In May 2007, we implemented new sales pricing for our deck products. The pricing was intended to stimulate our sales of deck products. In February 2008 we implemented certain changes in our deck products design which has increased the amount of steel hardware components utilized in our deck understructure. Additionally, hardware component prices have sharply increased in the first quarter 2008 due to the global increases in steel prices. The combination of lower selling prices and higher materials usage and material prices have resulted in lower deck product gross profit margins. In May 2008, we implemented a price increase on our deck products.

Branch operating expenses were $2,164,000 as compared to $1,887,000 for the three months ended March 31, 2008 and 2007, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses increased $185,000 as a result of the expansion of our operations under our agreement with The Home Depot. During the second and third quarters of 2007 we opened new sales and installation centers in Nashville, Tennessee, Birmingham, Alabama, Harrisburg, Pennsylvania and Rochester, New York. In the aggregate, we incurred $185,000 of branch operating expenses in these centers in the first quarter 2008. The remaining increase of $92,000 is principally due to increased operating expenses including wages, benefits, office supplies and travel related expenses.

Marketing expenses increased $804,000 to $6,921,000 or 21.7% of revenues in the first quarter 2008 as compared to $6,117,000 or 21.8% of revenues in the prior year quarter. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions on each sale associated with our in-store marketing program, advertising, and personnel and facility costs related to maintaining our marketing center. The increase in marketing expenditures principally reflects the increase in revenues in the period and increased personnel costs in our marketing call center.

In June 2007, we initiated a new in-store marketing program. Concurrent with the expansion of the in-store program we reduced our media and direct mail advertising expenditures. In our in-store program we utilize an independent marketing firm to staff The Home Depot stores and we pay a commission fee on each customer lead generated under the program that results in a new sales order. The commission fee is expensed to marketing expense when the related contract revenues are recognized. We are continuing to evaluate the effectiveness of the in-store program. In the second quarter 2008 we plan to extend the program with our third party provider as well initiate our own employee based program in selected The Home Depot stores.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, travel and recruiting expenses were $4,785,000, or 15.0% of revenues for the three months ended March 31, 2008, as compared to $3,759,000, or 13.4% of revenues in the prior year period. Sales expense increases included $493,000 in sales commissions and related payroll taxes resulting from higher revenues, $131,000 in sales management personnel costs including salaries and related payroll taxes, $103,000 related to new sales associate hire costs, including recruiting, training and sales materials, $97,000 in sales travel related expenses and a $90,000 asset impairment charge related to in-store deck displays.

General and administrative expenses were $2,697,000, or 8.4% of revenues for the first quarter ended March 31, 2008, as compared to $2,316,000, or 8.2% of revenues in the same quarter last year. The increase in general and administrative expense was principally the result of an increase of $135,000 in personnel costs, including salaries and benefits, and $153,000 in legal fees.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At March 31, 2008, we had approximately $8,054,000 in cash and cash equivalents.

Cash utilized in operations was $3,264,000 in the three months ended March 31, 2008 as compared to $1,132,000 in the same quarter last year. The utilization of cash in the first quarter 2008 reflected an increase in accounts receivable of $2,333,000 resulting from increased revenues in the period. Cash utilized in the first quarter of 2007 included the payment of income taxes in the amount of $2,660,000.

During the three months ended March 31, 2008 we utilized $230,000 for capital expenditures principally consisting of machinery, equipment, computer hardware and software, furniture and fixtures. Cash utilized for capital expenditures in the three months ended March 31, 2007 was $192,000.

In September 2007, we sold substantially all of the assets of our consumer finance business, FCC. FCC was a party to a participation agreement which provided FCC with a preferred rate of return on its non-owner participation interest investment in a portfolio of retail installment obligations. During the three months ended March 31, 2007, the participation investment paid down $240,000, which is included in investing activities in the Consolidated Statements of Cash Flows.

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2008	December 31, 2007
Frost Term Loan	$1,193,333	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,633,425	1,661,673

Total long-term debt	2,826,758	2,861,673

Our term loan is related to our kitchen manufacturing facility in Charles City, Virginia. Interest only on the term note was payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (4.7% at March 31, 2008) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

We also have a mortgage on our Woodbridge, Virginia deck warehousing, manufacturing and office facilities. The mortgage is secured by this property. Interest on the mortgage is 7.25% and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

We have a line of credit (Borrowing Base Line of Credit) under our Loan Agreement with Frost National Bank. The Borrowing Base Line of Credit allows borrowings up to $6 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2008 we had no balance outstanding under the Borrowing Base Line of Credit, and a borrowing capacity of approximately $6.0 million. The Borrowing Base Line of Credit matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Our Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at March 31, 2008.

In connection with our agreement with The Home Depot, we will open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our initiatives in 2008 with The Home Depot included the introduction of additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the adoption of SFAS No. 157 “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, a discussion of which follows, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157, as applied to financial assets and financial liabilities, did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provision of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2. The Company is in the process of determining the impact, if any, that the second phase of the adoption of SFAS 157 in fiscal 2009 will have relating to its fair value measurements of non-financial assets and liabilities.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earning volatility after the acquisition. SFAS No. 141 (R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial positions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We do not believe the amount of ultimate liability with respect to these actions will materially affect our financial position or results of operations.

In July 2007, a class action, as yet uncertified, was filed against the Company in Superior Court of the State of California for the County of Los Angeles Central District, alleging certain violations of the California Labor Code and unfair business acts and practices in violation of the California Business and Profession Code. The case was subsequently removed to the U.S. District Court for The Central District of California – Western Division. This action was filed by two former employees (“Plaintiffs”). The Plaintiffs assert the claims on their behalf and a class of other plaintiffs similarly situated. Relief sought in the complaint includes unspecified damages, injunctive and equitable relief, punitive damages, penalties (in addition to wages owed) and attorney fees. The Company filed a Motion to Dismiss which was denied by the Court. The Company believes the claims by Plaintiffs are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

In June 2007, a class action, was filed by a home improvement customer of The Home Depot against The Home Depot, Inc., Expo Designs Center, et al. (“Defendants”) in the Superior Court of the State of California for the County of Los Angeles, alleging certain unfair business acts and practices, violations of the California Consumer Legal Remedies Act and breach of contract. The case was subsequently removed to the U.S. District Court for the Central District of California. The Federal District Court granted Defendants’ Motion to Dismiss the Original Complaint. Plaintiffs, who are comprised of two home improvement customers of the Company and The Home Depot, filed their First Amended Complaint in October 2007, which included the Company as a defendant. Plaintiffs subsequently filed their Second Amended Complaint against Defendants on December 21, 2007, which contained basically the same allegations as the Original and First Amended Complaints. Plaintiffs asserted the claims on their behalf and a class of all others similarly situated. Relief sought in the Second Amended Complaint included unspecified damages, and other equitable relief and attorney fees. Defendants filed a Motion to Dismiss and Strike Portions of Plaintiffs’ Second Amended Complaint which was argued before the Federal District Court on March 24, 2008. On April 9, 2008, the Court granted Defendants’ Motion to Dismiss and dismissed with prejudice the claims of Plaintiffs. On May 7, 2008, Plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit.

ITEM 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2007 as filed with the SEC. There have not been any substantive changes to the Risk Factors described in our 2007 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 14, 2008 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3(bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11(f)	Amended and Restated 2000 Stock Compensation Plan

+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

Exhibit Number	Description of Exhibit
+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

Exhibit Number	Description of Exhibit
10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Fist Bank of U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43(o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

21.1(p)	Subsidiaries of the Company

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.

(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.