Form 10-Q
period 2008-06-30
US HOME SYSTEMS INC
filed 2008-08-07
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

As of August 1, 2008 there were 7,587,753 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,685,124	$11,615,593
Marketable securities	2,003,964	—
Accounts receivable-trade, net of allowance for doubtful accounts of $128,823 and $131,383, respectively	6,543,055	3,792,553
Accounts receivable-other	43,888	99,027
Income tax receivable	668,025	1,059,143
Commission advances	1,312,365	1,324,855
Inventories	4,926,493	5,207,705
Prepaid expenses	1,244,515	850,376
Prepaid advertising and marketing	1,883,569	1,166,296
Deferred income taxes	604,875	645,404

Total current assets	24,915,873	25,760,952

Property, plant, and equipment, net	5,362,151	5,556,963
Goodwill	3,589,870	3,589,870
Other assets	599,405	399,359

Total assets	$34,467,299	$35,307,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,463,108	$5,822,989
Accrued wages, commissions, and bonuses	1,043,065	1,094,465
Federal and state taxes payable	730,795	748,519
Long-term debt, current portion	200,394	189,454
Other accrued liabilities	1,785,442	1,725,094

Total current liabilities	8,222,804	9,580,521

Deferred income taxes	295,450	295,450
Long-term debt, net of current portion	2,577,601	2,672,219

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,644,493 and 8,347,153 shares issued; 7,587,753 and 7,610,060 shares outstanding at June 30, 2008 and December 31, 2007, respectively	7,645	8,347
Additional paid-in capital	15,314,637	20,173,056
Retained earnings	8,277,906	7,562,857
Treasury stock, at cost	(228,744)	(4,985,306)

Total stockholders’ equity	23,371,444	22,758,954

Total liabilities and stockholders’ equity	$34,467,299	$35,307,144

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Three Months ended June 30,
	2008	2007
Revenues from remodeling contracts	$35,485,035	$31,601,178
Cost of remodeling contracts	16,561,465	14,415,333

Gross profit	18,923,570	17,185,845

Costs and expenses:
Branch operations	2,339,637	1,938,948
Sales and marketing expense	12,561,851	10,936,859
General and administrative	2,835,756	2,487,650

Income from operations	1,186,326	1,822,388

Interest expense	43,744	53,020
Other income	31,724	187,197

Income from continuing operations before income taxes	1,174,306	1,956,565
Income tax expense	454,420	766,791

Income from continuing operations	719,886	1,189,774

Discontinued operations:
Loss on discontinued operations	—	(144,000)
Income tax benefit	—	(54,898)

Loss from discontinued operations	—	(89,102)

Net income	$719,886	$1,100,672

Net income (loss) per common share – basic and diluted
Continuing operations	$0.09	$0.14
Discontinued operations	—	(0.01)

Net income per common share	$0.09	$0.13

Weighted average common shares outstanding:
Basic	7,615,984	8,317,910

Diluted	7,621,046	8,464,828

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Six Months ended June 30,
	2008	2007
Revenues from remodeling contracts	$67,432,071	$59,685,004
Cost of remodeling contracts	31,948,217	27,776,150

Gross profit	35,483,854	31,908,854

Costs and expenses:
Branch operations	4,503,667	3,826,044
Sales and marketing expense	24,268,839	20,812,422
General and administrative	5,532,453	4,804,046

Income from operations	1,178,895	2,466,342

Interest expense	84,317	99,478
Other income	72,691	269,563

Income from continuing operations before income taxes	1,167,269	2,636,427
Income tax expense	451,726	1,028,205

Income from continuing operations	715,543	1,608,222

Discontinued operations:
Loss on discontinued operations	(749)	(444,663)
Income tax benefit	(255)	(168,972)

Loss from discontinued operations	(494)	(275,691)

Net income	$715,049	$1,332,531

Net income (loss) per common share – basic and diluted
Continuing operations	$0.09	$0.19
Discontinued operations	—	(0.03)

Net income per common share	$0.09	$0.16

Weighted average common shares outstanding:
Basic	7,624,423	8,283,432

Diluted	7,641,425	8,449,767

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2008

	Common Stock		Common Stock Held in Treasury, at cost		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	8,347,153	$8,347	737,093	$(4,985,306)	$20,173,056	$7,562,857	$22,758,954
Stock compensation	—	—	—	—	89,215	—	89,215
Releases of restricted stock awards	30,645	31	—	—	(31)	—	—
Tax benefits applicable to release of stock awards	—	—	—	—	(32,011)	—	(32,011)
Cancellation of treasury stock	(737,093)	(737)	(737,093)	4,985,306	(4,984,569)	—	—
Net loss	—	—	—	—	—	(4,837)	(4,837)

Balance at March 31, 2008	7,640,705	$7,641	—	$—	$15,245,660	$7,558,020	$22,811,321

Stock compensation	—	—	—	—	69,367	—	69,367
Releases of restricted stock awards	3,788	4	—	—	(4)	—	—
Tax benefits applicable to release of stock awards	—	—	—	—	(386)	—	(386)
Purchase of treasury stock	—	—	56,740	(228,744)	—	—	(228,744)
Net income	—	—	—	—	—	719,886	719,886

Balance at June 30, 2008	7,644,493	$7,645	56,740	$(228,744)	$15,314,637	$8,277,906	$23,371,444

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$715,049	$1,332,531
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	617,768	667,885
Net provision for loan losses and bad debt	—	(12,680)
Stock based compensation	158,582	182,797
Tax expense (benefit) applicable to release of stock awards and stock option exercises	32,397	(196,473)
Write-down of long-lived assets	92,674	—
Loss on disposal of assets and asset impairment	6,306	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2,695,363)	(1,487,052)
Purchase of marketable securities	(2,000,000)	—
Inventories	281,212	(72,128)
Commission advances and prepaid expenses	(1,098,922)	(585,732)
Accounts payable	(1,359,881)	1,766,285
Accrued wages, commissions and bonuses	(51,400)	(480,593)
Income taxes	381,527	(2,126,527)
Other assets and liabilities, net	43,377	97,164

Net cash used in operating activities	(4,876,674)	(914,523)

Cash flows from investing activities
Purchases of property, plant, and equipment	(509,311)	(412,942)
Proceeds from sale of assets	—	24,291
Customer payments on finance receivables	—	77,443
Principal return of participation investment	—	398,551
Purchase of investments	(195,000)	—
Other	(4,665)	—

Net cash provided by (used in) investing activities	(708,976)	87,343

Cash flows from financing activities
Principal payments on lines of credit, long-term debt, and capital leases	(83,678)	(162,935)
Tax expense (benefit) applicable to release of stock awards and stock option exercises	(32,397)	196,473
Purchase of treasury stock	(228,744)	—
Issuance of common stock	—	574,598

Net cash provided by (used in) financing activities	(344,819)	608,136

Net decrease in cash and cash equivalents	(5,930,469)	(219,044)
Cash and cash equivalents at beginning of period	11,615,593	10,561,972

Cash and cash equivalents at end of period	$5,685,124	$10,342,928

Supplemental disclosure of cash flow information
Interest paid	$91,480	$110,599

Cash payments of income taxes	$6,070	$3,021,148

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and require the use of complex judgment in their application. Except for the Company’s adoption of SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, as discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2007.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The Company did not elect the fair value option; consequently the adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations.

Investments

The Company accounts for short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2008, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value with unrealized holding gains and losses included in “other income” in our Consolidated Statements of Operations.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. Our share of earnings and losses of affiliated companies are included in our consolidated operating results.

New Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS No. 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

Discontinued Operations

On October 2, 2007, the Company sold substantially all of the assets of its consumer finance business segment, First Consumer Credit, Inc. As such, the Company has reclassified the operating results of its consumer finance segment as discontinued operations for all periods presented. The Company classifies a business component that has been disposed as a discontinued operation if the cash flows of the component have been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statements of Operations.

As a result of the disposition of the Company’s consumer finance business, the balance sheets as of June 30, 2008 and December 31, 2007 do not include any assets or liabilities of discontinued operations. The cash flows of discontinued operations have not been reclassified.

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

On February 28, 2008, the Company and The Home Depot mutually agreed to (1) extend the termination date of the SPA to February 28, 2011; (2) terminate the installed deck program under the SPA; and (3) add additional markets in Ohio and Pennsylvania for our kitchen cabinet refacing and countertop products. As a result, effective February 29, 2008, the Company ceased selling deck products in certain markets, including the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. The Company will complete the installation of all pending deck orders for The Home Depot customers in these markets and will continue to honor warranty service obligations to The Home Depot deck customers. As a result of discontinuing the sales of deck products in these markets, the Company recorded an asset impairment charge in March 2008 of approximately $90,000 related to in-store deck displays. The impairment charge is included in sales and marketing expenses in our Consolidated Statements of Operations.

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

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Kitchen refacing and countertops	$28,675	$22,962	$56,016	$46,515
Bathroom refacing	2,663	2,463	4,819	4,687
Decks	4,115	6,176	6,510	8,483
Organizers	32	—	87	—

Total revenues	$35,485	$31,601	$67,432	$59,685

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

4. Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$2,774,617	$2,897,093
Work-in-progress	2,151,876	2,310,612

Total inventories	$4,926,493	$5,207,705

5. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2008	December 31, 2007
Frost Term Loan	$1,173,332	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,604,663	1,661,673

Total long-term debt	2,777,995	2,861,673
Less: Current portion	200,394	189,454

Long-term portion	$2,577,601	$2,672,219

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

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

Term Loan – In February 2006, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price was financed by funds provided under the term loan. Interest only on the term note was payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (4.80% at June 30, 2008) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At June 30, 2008, the Company had outstanding borrowings of $1,173,332 under the term loan.

Borrowing Base Line – The Frost Borrowing Base Line of Credit allows for borrowings up to $6.0 million for working capital. Borrowings and required payments under the Frost Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2008, the Company had no balance outstanding under the Frost Borrowing Base Line of Credit and had a $6 million borrowing capacity. The Borrowing Base Line matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit – The $875,000 line of credit expired in February 2008. The Company had no balance outstanding, and the line was not renewed upon maturity.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at June 30, 2008.

Mortgage Payable

The Company has a mortgage with GE Capital Business Asset Funding on its Woodbridge, Virginia manufacturing facility. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25% per annum, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

6. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

7. Treasury Stock

In August 2007, the Board of Directors authorized the repurchase of up to $5 million of the Company’s outstanding stock. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in our Consolidated Balance Sheets. Cumulative repurchases through December 31, 2007 were 737,093 shares at a cost of approximately $4,985,000. The Company does not intend to make any additional purchases under this authorization. On March 13, 2008, the Board of Directors authorized the cancellation of the 737,093 shares. The cancelled treasury shares were reclassified as authorized and un-issued shares.

On March 13, 2008, the Board of Directors also authorized an additional repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases through June 30, 2008 were 56,740 shares at a cost of approximately $229,000.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

8. Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss):
Net income from continuing operations	$719,886	$1,189,774	$715,543	$1,608,222
Net income (loss) from discontinued operations	—	(89,102)	(494)	(275,691)

Net income	$719,886	$1,100,672	$715,049	$1,332,531

Weighted average shares outstanding – basic	7,615,984	8,317,910	7,624,423	8,283,432
Effect of dilutive securities	5,062	146,918	17,002	166,335

Weighted average shares outstanding – diluted	7,621,046	8,464,828	7,641,425	8,449,767

Net income (loss) per share – basic and diluted:

Continuing operations	$0.09	$0.14	$0.09	$0.19

Discontinued operations	—	(0.01)	—	(0.03)

Net income per share – diluted	$0.09	$0.13	$0.09	$0.16

For the three and six months ended June 30, 2008, approximately 188,000 and 176,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2007, approximately 16,000 common stock equivalents were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2008 included herein, and our audited financial statements for the years ended December 31, 2007, 2006 and 2005, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

Since October 2003 we have engaged in an aggressive expansion program with The Home Depot. In May 2006 we entered into a three year service provider agreement, or SPA, with The Home Depot. Among other items, the agreement provides that we may not enter into agreements or other arrangements with any The Home Depot competitors for the marketing, sales and installation of our products. Additionally, the agreement provides that we will not offer our products and installation services in any market under any trademarks or brands other than as approved by The Home Depot. Prior to the agreement, in addition to marketing our products under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks”, we also marketed our products directly to consumers under our own Facelifters and Designer Deck brands. Our home improvement products are marketed through a variety of sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

On February 28, 2008, we and The Home Depot mutually agreed to extend the termination date of the SPA to February 28, 2011, terminate the installed deck program under the SPA and add additional markets in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania for our kitchen cabinet refacing and countertop products.

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

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase-out of our deck products in The Home Depot stores, we will return to marketing our deck products in Northern Virginia, Maryland, Philadelphia and New Jersey under our own Designer Deck brand. We anticipate we will begin marketing deck products under our own brand in August 2008.

The SPA amendment also provided for the expansion of our kitchen cabinet refacing and countertop products in Ohio markets, including Cleveland, Columbus and Cincinnati and in Pittsburgh, Pennsylvania, encompassing approximately 96 The Home Depot stores. In the quarter ended June 30, 2008 we completed the opening of a sales and installation center in each of these markets.

We will continue, on an exclusive basis, to offer our kitchen and bath refacing products to The Home Depot customers in the designated markets. As a result of the addition of the Ohio and Pittsburgh markets, we are now the sole provider of kitchen cabinet refacing products and services to The Home Depot in the United States.

At June 30, 2008, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,500 The Home Depot stores and 33 The Home Depot – Expo stores. Our bath products are currently offered in 16 markets which include approximately 523 stores.

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

Results of Operations

Results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007:

	(In Thousands) Three months ended June 30,
	2008		2007
	$	%	$	%
Revenues	35,485	100.0	31,601	100.0
Costs of remodeling contracts	16,561	46.7	14,415	45.6

Gross Profit	18,924	53.3	17,186	54.4

Costs and expenses:
Branch operations	2,340	6.6	1,939	6.1
Sales and marketing expense	12,563	35.4	10,937	34.6
General and administrative	2,835	8.0	2,488	7.9

Operating income	1,186	3.3	1,822	5.8
Interest expense	44	0.1	54	0.2
Other income	32	0.1	188	0.6

Income from continuing operations before income taxes	1,174	3.3	1,956	6.2
Income tax expense	454	1.3	766	2.4

Net income from continuing operations	720	2.0	1,190	3.8
Net gain (loss) on discontinued operations, net of tax	—	0.0	(89)	0.3

Net income	720	2.0	1,101	3.5

Management’s Summary of Results of Operations.

New orders were $34,390,000 in the second quarter ended June 30, 2008, as compared with $35,935,000 in the second quarter ended June 30, 2007. The decline in new orders reflected a reduction of $7,031,000 in orders for deck products, $3,454,000 of which is due to discontinuing to offer our deck products in specified markets in February 2008 in accordance with our amended SPA with The Home Depot. We attribute the remaining decline in orders of our deck products to its close alignment with the softness in the housing construction and resale markets. Excluding deck products in all markets, new orders increased $5,486,000, or 22.1%. The increase resulted from new markets we opened in the second and third quarters of 2007 and in the second quarter of 2008 which, in the aggregate, contributed $1,656,000 in new orders, and an increase in the number of customer appointments for our kitchen and countertop products. We attribute the increase in the number of customer appointments to our in-store-marketing program that we initiated in June 2007. Our in-store marketing program involves staffing marketing promoters in select The Home Depot stores during certain times of the week. Marketing promoters network with The Home Depot’s customers to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations. We believe this program has proved to be an effective vehicle to penetrate the market and proactively generate prospective customer interest in our products and services.

Despite the success of our in-store marketing program, we believe that the softness in the housing market, uncertainty in the credit markets and higher energy prices have had an adverse affect on our generation of new orders and that these macro economic conditions will persist through the first half of 2009.

Revenues for the three months ended June 30, 2008 increased $3,884,000 or 12.3% to $35,485,000 as compared to $31,601,000 in the three months ended June 30, 2007. Revenues in markets that were opened prior to 2007 increased 8.6% or $2,726,000 net of a decline of $881,000 in deck revenues in markets which we ceased offering deck products in February 2008. Revenues increased $1,158,000, resulting from new kitchen sales and installation centers we opened since the second quarter of 2007.

Because our cycle time to complete the installation of a new order and recognize the related revenue is generally 60 days, our revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The increase in revenues as compared to the prior year second quarter reflects higher backlog of orders at the beginning of the second quarter 2008 as compared to the backlog of orders entering the second quarter of 2007 ($25,323,000 at March 31, 2008 as compared to $21,293,000 at March 31, 2007), as well as higher new orders in the current period. Our backlog of orders at June 30, 2008 was $24,228,000 as compared with $25,626,000 at June 30, 2007.

Net income was $720,000, or $0.09 per diluted share, in the second quarter 2008 as compared with $1,101,000 or $0.13 per diluted share in the second quarter 2007. Although we increased our revenues, a substantial portion of our sales and marketing expenses are variable and increased as a result of the increased revenues. We have also incurred higher fixed operating costs, including costs associated with our operations expansion into new markets. In the second quarter 2008, we incurred an aggregate start-up operating loss of approximately $300,000 in the markets opened in 2008. In the second quarter of 2007, we incurred an aggregate start-up operating loss of $75,000 in markets opened in the second quarter 2007.

Results of Operations – Detail Review

Revenues for the three months ended June 30, 2008 increased $3,884,000 or 12.3% to $35,485,000 as compared to $31,601,000 in the three months ended June 30, 2007. Revenues in markets that were opened prior to 2007 increased 8.6% or $2,726,000. The remaining increase, $1,158,000, resulted from new kitchen sales and installation centers we opened in the second and third quarters of 2007 in Nashville, Tennessee, Birmingham, Alabama, Harrisburg, Pennsylvania, and Rochester, New York, and four new sales and installation centers we opened in the second quarter of 2008 in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania.

	(In Thousands)
	Three months ended June 30,		Increase (decrease)

	2008	2007	$
Markets opened prior to 2007	$34,327	$31,601	$2,726
Markets opened in 2007 and 2008	1,158	—	1,158

Total revenues	$35,485	$31,601	$3,884

Revenues and new orders for the three months ended June 30, 2008 and 2007, and backlog of uncompleted orders at June 30, 2008 and 2007 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog as of June 30,
	2008	2007	2008	2007	2008	2007
Kitchen refacing and countertops	$28,675	$22,962	$28,043	$22,138	$17,628	$14,070
Bathroom refacing	2,663	2,463	2,211	2,656	1,132	2,067
Decks	4,115	6,176	4,110	11,141	5,464	9,489
Other	32	—	26	—	4	—

Total	$35,485	$31,601	$34,390	$35,935	$24,228	$25,626

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $5,905,000 or 26.7%, to $28,043,000 in the second quarter 2008 from $22,138,000 in the second quarter 2007. The increase in new orders reflects $1,656,000 from new market expansions and an increase in the number of customer appointments generated from our in-store marketing program which we initiated in late June 2007. The in-store marketing program consists principally of staffing marketing promoters in select The Home Depot stores during certain times of the week to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations. We plan to continue to expand the in-store marketing program into additional The Home Depot stores.

Revenues from kitchen refacing and countertop products increased $5,713,000 or 24.9%, to $28,675,000 in the second quarter 2008 from $22,962,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order and therefore revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The increase in revenues as compared to the prior year second quarter reflects higher backlog of orders at the beginning of the second quarter 2008 as compared to the backlog of orders entering the second quarter of 2007 ($18,258,000 at March 31, 2008 as compared to $14,907,000 at March 31, 2007), as well as higher new orders in the current period. Our backlog of orders for kitchen and countertop products at June 30, 2008 was $17,628,000 as compared with $14,070,000 at June 30, 2007.

Bathroom refacing – New orders for bath products were $2,211,000 in the second quarter 2008 as compared with $2,656,000 in the second quarter last year. Management attributes the decline in bath product new orders to the Company’s promotional emphasis on its kitchen products.

Revenues from bathroom refacing products increased $200,000 or 8.1% to $2,663,000 in second quarter 2008 from $2,463,000 in the second quarter 2007. Although our backlog of uncompleted orders at the beginning of the current quarter was lower than at the beginning of the prior year second quarter, our cycle time to complete bath installations declined resulting in increased revenues. Our backlog of orders for bath products at June 30, 2008 was $1,132,000 as compared with $2,067,000 at June 30, 2007.

Decks – On February 28, 2008, we and The Home Depot mutually agreed to terminate the installed deck program under our SPA. As a result, effective February 29, 2008, we ceased offering our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York.

Concurrent with this phase-out of our deck products in The Home Depot stores in Northern Virginia, Maryland, Philadelphia and New Jersey, we will return to marketing our deck products in these markets under our own Designer Deck brand. We anticipate we will begin marketing and sales of our own Designer Deck brand products in August 2008.

New orders for deck products were $4,110,000 in the second quarter 2008 as compared with $11,141,000 in the second quarter last year. New orders in the second quarter last year included approximately $3,454,000 of orders in markets which we discontinued offering our deck products in February 2008. Management believes that the sale of deck products is closely aligned with the housing construction and resale markets and, consequently, deck product demand reflects the softness in the general housing market. Management believes that the housing market pressures will continue to depress demand for deck products in the remainder of 2008.

Revenues for deck products were $4,115,000 in the second quarter 2008 as compared to $6,176,000 in the second quarter 2007. The decline in revenues reflects lower product demand and a decline of $881,000 in markets which we discontinued offering our deck products in February 2008. Revenues in markets we discontinued offering our deck products were $446,000 and $1,327,000 for second quarter ended June 30, 2008 and 2007, respectively.

Gross profit for the second quarter 2008 was $18,924,000 or 53.3% of revenues as compared with $17,186,000, or 54.4% of revenues in the second quarter last year. Gross profit in dollar terms increased in the second quarter 2008 due to the increase in revenues.

However, our gross profit as a percentage of revenue declined 110 basis points principally due to lower margin in our deck product line. In May 2007, we implemented new sales pricing for our deck products. The pricing was intended to stimulate our sales of deck products. In February 2008 we implemented certain changes in our deck products design which has increased the amount of steel hardware components utilized in our deck understructure. Additionally, hardware component prices have sharply increased due to global increases in steel prices. The combination of lower selling prices and higher materials usage and material prices have resulted in lower deck product gross profit margins. In May 2008, we implemented a price increase on our deck products, however we did not realize any benefits in the second quarter 2008 as a result of our installation cycle time. Absent continued pressures on higher raw material prices, we expect our deck gross profit margins will improve in the third quarter.

Branch operating expenses were $2,340,000 and $1,939,000 for the second quarter 2008 and 2007, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses increased $306,000 as a result of the expansion of our operations in new markets opened in 2007 and the second quarter of 2008. The remaining increase of $95,000 is principally due to increased wages and benefits expenses.

Marketing expenses were $7,719,000, or 21.8% of revenues in the second quarter 2008 as compared with $6,866,000, or 21.7% of revenues in the second quarter 2007. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions on each sale associated with our in-store marketing program, advertising, and personnel and facility costs related to maintaining our marketing center.

In June 2007, we initiated a new in-store marketing program. Concurrent with the expansion of the in-store program we reduced our media and direct mail advertising expenditures. In our in-store program we utilize an independent marketing firm to staff The Home Depot stores and we pay a commission fee on each customer lead generated under the program that results in a new sales order. The commission fee is expensed to marketing expense when the related contract revenues are recognized. We are continuing to evaluate the effectiveness of the in-store program. In the second quarter 2008 we extended the program with our third party provider as well as initiated our own employee-based program in selected The Home Depot stores.

The increase in marketing expenditures principally reflects the increase in fees to The Home Depot and commissions associated with our in-store program on the higher revenues in the period.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, travel and recruiting expenses were $4,843,000, or 13.6% of revenues for the second quarter 2008 as compared to $4,071,000 or 12.9% of revenues in the prior year second quarter. Sales expense increases included $596,000 in sales commissions and related payroll taxes resulting from higher revenues and product mix and $190,000 for expansion of our operations in new markets opened in 2007 and the second quarter of 2008.

General and administrative expenses were $2,835,000, or 8.0% of revenues, for the second quarter ended June 30, 2008, as compared to $2,488,000, or 7.9% of revenues in the same quarter last year. The increase in general and administrative expense was principally the result of an increase of $99,000 in personnel costs, including salaries and benefits, $123,000 in recruiting expenses principally related to sales personnel, and $129,000 in legal fees.

Other income in the second quarter 2007 included a gain on the sale of certain deck manufacturing assets of approximately $100,000.

Results of Operations

Results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

	(In Thousands) Six months ended June 30,
	2008		2007
	$	%	$	%
Revenues	67,432	100.0	59,685	100.0
Costs of remodeling contracts	31,948	47.4	27,776	46.5

Gross Profit	35,484	52.6	31,909	53.5

Costs and expenses:
Branch operations	4,504	6.7	3,826	6.4
Sales and marketing expense	24,269	35.6	20,813	34.9
General and administrative	5,532	8.2	4,804	8.0

Operating income	1,179	1.7	2,466	4.1
Interest expense	84	0.1	100	0.2
Other income	73	0.1	270	0.4

Income from continuing operations before income taxes	1,168	1.7	2,636	4.4
Income tax expense	452.7		1,028	1.7

Net income from continuing operations	716	1.0	1,608	2.7
Net gain (loss) on discontinued operations, net of tax	(1)	0.0	(275)	(.05)

Net income	715	1.0	1,333	2.2

Management’s Summary of Results of Operations.

New orders increased 2.1% to $67,644,000 in the six months ended June 30, 2008 as compared with $66,221,000 in the six months ended June 30, 2007. Although new orders increased in the aggregate, new orders for deck products declined $7,710,000, of which $4,263,000 is due to discontinuing to offer deck products in specified markets in February 2008. On February 28, 2008, we and The Home Depot mutually agreed to terminate the installed deck program under our SPA. As a result, effective February 29, 2008, we ceased offering our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets. New orders for deck products in these markets for the six months ended June 30, 2008 and 2007 were $348,000 and $4,611,000, respectively. Excluding the markets in which we ceased offering our deck products in February 2008, new orders for deck products, declined $3,447,000 as compared to the prior year period. We believe that the sale of deck products is closely aligned with the housing construction and resale markets and, consequently, the decline in deck product demand reflects the softness in the general housing market.

We will continue, until August 31, 2008, to sell and install, on a non-exclusive basis, our deck products under The Home Depot brand in the Northeastern markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. Concurrent with this phase-out of our deck products in The Home Depot stores in Northern Virginia, Maryland, Philadelphia and New Jersey, we will return to marketing our deck products in these markets under our own Designer Deck brand. We anticipate we will begin marketing and sales of our own Designer Deck brand products in August 2008.

Excluding new orders for deck products in all markets, new orders were $59,910,000 in the six months ended June 30, 2008 as compared with $50,777,000 in the same period last year, an increase of 18.0%. The increase resulted from new markets we opened in the second and third quarters of 2007 and in the second quarter of 2008 which, in the aggregate, contributed an increase of $2,557,000 in new orders, and an increase in the number of customer appointments for our kitchen and countertop products. We attribute the increase in the number of customer appointments to our in-store-marketing program that we initiated in June 2007.

Despite the success of our in-store marketing program, we believe that the softness in the housing market, uncertainty in the credit markets and higher energy prices have had an adverse affect on our generation of new orders and that these macro economic conditions will persist through the first half of 2009.

Revenues for the six months ended June 30, 2008 increased $7,747,000 or 13.0% to $67,432,000 as compared to $59,685,000 in the six months ended June 30, 2007. Revenues in markets that were opened prior to 2007 increased 9.6% or $5,715,000 net of a decline of $925,000 in deck revenues in markets which we ceased offering deck products in February 2008. The remaining increase, $2,032,000, resulted from new kitchen sales and installation centers we opened in the second and third quarters of 2007 in Nashville, Tennessee, Birmingham, Alabama, Harrisburg, Pennsylvania, and Rochester, New York, and four new sales and installation centers we opened in the second quarter of 2008 in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania.

Because our cycle time to complete the installation of a new order and recognize the related revenue is generally 60 days, our revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The increase in revenues as compared to the prior year six months reflects higher backlog of orders at the beginning of 2008 as compared to the backlog of orders at the beginning of 2007, as well as higher new orders in the current period. Our backlog of orders at June 30, 2008 was $24,228,000 as compared with $25,626,000 at June 30, 2007.

Net income was $715,000, or $0.09 per diluted share, in the six months ended June 30, 2008 as compared with $1,333,000 or $0.16 per diluted share in the six months ended June 30, 2007. Although we increased our revenues, a substantial portion of our sales and marketing expenses are variable and increased as a result of the increased revenues. We have also incurred higher fixed operating costs, including costs associated with our operations expansion into new markets. In the six months ended June 30, 2008, we incurred an aggregate start-up operating loss of approximately $327,000 in the markets opened in 2008. In the six months ended June 30, 2007, we incurred an aggregate start up operating loss of $75,000 in markets opened in the same period.

Results of Operations – Detail Review

Revenues for the six months ended June 30, 2008 increased $7,747,000 or 13.0% to $67,432,000 as compared to $59,685,000 in the six months ended June 30, 2007. Revenues in markets that were opened prior to 2007 increased 9.6% or $5,715,000. The remaining increase, $2,032,000, resulted from new kitchen sales and installation centers we opened since the second quarter of 2007.

	(In Thousands)
	Six months ended June 30,		Increase (decrease)

	2008	2007	$
Markets opened prior to 2007	$65,400	$59,685	$5,715
Markets opened in 2007 and 2008	2,032	—	2,032

Total revenues	$67,432	$59,685	$7,747

Revenues and new orders for the six months ended June 30, 2008 and 2007, and backlog of uncompleted orders at June 30, 2008 and December 31, 2007 attributable to each of our product lines were as follows (in thousands):

					Backlog as of
	Revenues		New Orders		June 30, 2008	December 31, 2007
	2008	2007	2008	2007
Kitchen refacing and countertops	$56,016	$46,515	$55,272	$45,476	$17,628	$18,371
Bathroom refacing	4,819	4,687	4,578	5,301	1,132	1,374
Decks	6,510	8,483	7,734	15,444	5,464	4,240
Other	87	—	60	—	4	31

Total	$67,432	$59,685	$67,644	$66,221	$24,228	$24,016

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $9,796,000 or 21.5%, to $55,272,000 in the six months ended June 30, 2008 from $45,476,000 in the six months ended June 30, 2007. The increase in new orders reflects $2,557,000 from new market expansions and an increase in the number of customer appointments generated from our in-store marketing program which we initiated in late June 2007.

Revenues from kitchen refacing and countertop products increased $9,501,000 or 20.4%, to $56,016,000 in the six months ended June 30, 2008 from $46,515,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order. The increase in revenues reflects higher new orders in the current period and higher backlog of orders at the beginning of the 2008 calendar year as compared to the backlog of orders entering the 2007 calendar year ($18,371,000 at December 31, 2007 and $15,122,000 at December 31, 2006).

Bathroom refacing – New orders for bath products were $4,578,000 in the six months ended June 30, 2008 as compared with $5,301,000 in the same period last year. Management attributes the decline in bath product new orders to the Company’s promotional emphasis on its kitchen products.

Revenues from bathroom refacing products were $4,819,000 in the six months ended June 30, 2008 as compared with $4,687,000 in the same period last year.

Decks – New orders for deck products were $7,734,000 in the six months ended June 30, 2008 as compared with $15,444,000 in the six months ended June 30, 2007. Excluding orders in markets we ceased offering our deck products in February 2008, new orders were $7,386,000 and $10,833,000 for the six months ended June 30, 2008 and 2007, respectively. Management believes that the sale of deck products is closely aligned with the housing construction and resale markets and, consequently, deck product demand reflects the softness in the general housing market.

Revenues for deck products were $6,510,000 in the six months ended June 30, 2008 as compared to $8,483,000 in the same period last year. The decline in deck revenues reflects lower new orders in the period. Revenues in markets we ceased offering deck products in February 2008 were $944,000 and $1,869,000 for the six months ended June 30, 2008 and 2007, respectively.

Gross profit for the six months ended June 30, 2008 was $35,484,000 or 52.6% of revenues as compared with $31,909,000, or 53.5% of revenues in the prior year period. The increase in gross profit in dollar terms is due to the increase in revenues.

Gross profit as a percentage of revenue declined 90 basis points principally due to lower margin in our deck product line. In May 2007, we implemented new sales pricing for our deck products. The pricing was intended to stimulate our sales of deck products. In February 2008 we implemented certain changes in our deck products design which has increased the amount of steel hardware components utilized in our deck understructure. Additionally, hardware component prices have sharply increased due to global increases in steel prices. The combination of lower selling prices and higher materials usage and material prices have resulted in lower deck product gross profit margins. In May 2008, we implemented a price increase on our deck products, however we did not realize any benefits in the second quarter 2008 as a result of our installation cycle time. Absent continued pressures on higher raw material prices, we expect our deck gross profit margins will improve in the third quarter.

Branch operating expenses were $4,504,000 as compared to $3,826,000 for the six months ended June 30, 2008 and 2007, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses increased $513,000 as a result of the expansion of our operations in new markets opened in 2007 and the second quarter of 2008. The remaining increase of $165,000 is principally due to increased wages and benefits expenses.

Marketing expenses increased $1,655,000 to $14,639,000 or 21.7% of revenues in the six months ended June 30, 2008 as compared to $12,984,000 or 21.8% of revenues in the prior year period. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions on each sale associated with our in-store marketing program, advertising, and personnel and facility costs related to maintaining our marketing center. The increase in marketing expenditures principally reflects the higher fees and commissions on increased revenues in the period.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, travel and recruiting expenses were $9,630,000 or 14.3% of revenues for the six months ended June 30, 2008 as compared to $7,829,000 or 13.1% of revenues in the prior year period. Sales expense increases included $1,072,000 in sales commissions and related payroll taxes resulting from higher revenues and product mix, $301,000 for expansion of our operations in new markets opened in 2007 and the second quarter of 2008, a $90,000 asset impairment charge related to in-store deck displays, and $180,000 related to new sales associate hire costs, including recruiting, training and sales materials.

General and administrative expenses were $5,532,000, or 8.2% of revenues for the six months ended June 30, 2008, as compared to $4,804,000, or 8.0% of revenues in the same period last year. The increase in general and administrative expense was principally the result of an increase of $234,000 in personnel costs, including salaries and benefits, $245,000 in recruiting expenses principally related to sales personnel, and $280,000 in legal fees.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At June 30, 2008, we had approximately $5,685,000 in cash and cash equivalents, and $2,004,000 in investments in marketable securities. Working capital at June 30, 2008 was $16,693,000.

Cash utilized in operations was $4,877,000 in the six months ended June 30, 2008 as compared to $915,000 in the same period last year. The utilization of cash in the six months ended June 30, 2008 reflected an increase in accounts receivable of $2,695,000 resulting from increased revenues in the period and $2,000,000 for the purchase of marketable securities. The tax free bond fund investment is reported in the caption “Marketable Securities” on our Consolidated Balance Sheet. Cash utilized in the six months ended June 30, 2007 included the payment of income taxes in the amount of $3,021,000.

During the six months ended June 30, 2008 we utilized $509,000 for capital expenditures principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. Cash utilized for capital expenditures in the six months ended June 30, 2007 was $413,000.

During the six months ended June 30, 2008 we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizational systems and accessories for $195,000. We believe garage organizational systems is a growing home improvement product and will fit well into our product portfolio and distribution channel.

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. Cumulative repurchases through June 30, 2008 were 56,740 shares at a cost of approximately $229,000.

In September 2007, we sold substantially all of the assets of our consumer finance business, FCC. FCC was a party to a participation agreement which provided FCC with a preferred rate of return on its non-owner participation interest investment in a portfolio of retail installment obligations. During the six months ended June 30, 2007, the participation investment paid down $399,000, which is included in investing activities in the Consolidated Statements of Cash Flows.

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2008	December 31, 2007
Frost Term Loan	$1,173,332	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,604,663	1,661,673

Total long-term debt	2,777,995	2,861,673
Less: Current portion	200,394	189,454

Long-term portion	$2,577,601	$2,672,219

Our term loan is related to our kitchen manufacturing facility in Charles City, Virginia. Interest only on the term note was payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (4.8% at June 30, 2008) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

We also have a mortgage on our Woodbridge, Virginia deck warehousing, manufacturing and office facilities. The mortgage is secured by this property. Interest on the mortgage is 7.25% per annum and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

We have a line of credit (Borrowing Base Line of Credit) under our Loan Agreement with Frost National Bank. The Borrowing Base Line of Credit allows for borrowings up to $6.0 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2008 we had no balance outstanding under the Borrowing Base Line of Credit, and a borrowing capacity of approximately $6.0 million. The Borrowing Base Line of Credit matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Our Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at June 30, 2008.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the adoption of SFAS No. 157 “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, a discussion of which follows, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The Company did not elect the fair value option; consequently the adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations.

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

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial positions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we are not involved in any off-balance sheet transactions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

During the second quarter, the Company repurchased 56,740 shares of its common stock having a value of $228,744. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2008 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2008 – April 30, 2008	15,740	$3.47	15,740	$1,945,399
May 1, 2008 – May 31, 2008	10,600	$4.70	26,340	$1,895,601
June 1, 2008 – June 30, 2008	30,400	$4.09	56,740	$1,771,256

(1)

The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. As previously reported, in August 2007 our Board of Directors authorized the repurchase of up to $5.0 million of our outstanding common stock in open market transactions. Total purchases under this program through December 31, 2007 were 737,093 shares at a cost of approximately $4,985,000. The Company does not intend to make any additional purchases under this program.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The disclosure required by this Item 4 has previously been reported by the Company on Form 8-K as filed with the Commission on June 12, 2008, and which is incorporated herein by reference.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 7, 2008 on its behalf by the undersigned, thereto duly authorized.

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