Form 10-K/A
period 2007-12-31
US HOME SYSTEMS INC
filed 2008-09-25
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

ii

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2008 and which was amended by Amendment No. 1 filed with the SEC on August 12, 2008. This Amendment revises management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures at December 31, 2007 in Part II Item 9A(T) in the Original Annual Report. We are also re-filing Exhibits 31.1 and 31.2, the certifications of our Chief Executive Officer and Chief Financial Officer required by Item 601(b)(31)(i) of Regulation S-K as of the date of this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report, as amended. This Amendment No. 2 does not reflect events occurring after the filing of the Original Annual Report, as amended, or modify or update those disclosures, including the exhibits to the Original Annual Report, as amended, affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, as amended, including any amendments to those filings.

PART II

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are not effective because we failed to include the Management’s Report on Internal Control Over Financial Reporting in our Original Annual Report. We remedied this failure in the effectiveness of our disclosure controls and procedures by amending our Original Annual Report to include the required management’s report. We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on September 25, 2008 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 2008.

Signature	Title	Date

/s/ Murray H. Gross	Chairman, Chief Executive Officer and Director	September 25, 2008
Murray H. Gross

/s/ Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	September 25, 2008
Robert A. DeFronzo

/s/ Richard Griner	Director	September 25, 2008
Richard Griner

/s/ Don A. Buchholz	Director	September 25, 2008
Don A. Buchholz

/s/ Larry A. Jobe	Director	September 25, 2008
Larry A. Jobe

/s/ Kenneth W. Murphy	Director	September 25, 2008
Kenneth W. Murphy

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Chief Executive Officer Certification filed pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Chief Financial Officer Certification filed pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	Filed herewith

IOE-1