Form 10-Q
period 2008-09-30
US HOME SYSTEMS INC
filed 2008-11-13
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐    No  ☒

As of November 10, 2008 there were 7,482,880 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,259,399	$11,615,593
Marketable securities	2,009,115	—
Accounts receivable-trade, net of allowance for doubtful accounts of $129,130 and $131,383, respectively	5,349,228	3,792,553
Accounts receivable-other	407,523	99,027
Income tax receivable	564,481	1,059,143
Commission advances	1,075,534	1,324,855
Inventories	5,112,077	5,207,705
Prepaid expenses	1,182,224	850,376
Prepaid advertising and marketing	1,532,866	1,166,296
Deferred income taxes	624,617	645,404

Total current assets	26,117,064	25,760,952

Property, plant, and equipment, net	5,340,630	5,556,963
Goodwill	3,589,870	3,589,870
Other assets	592,705	399,359

Total assets	$35,640,269	$35,307,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,315,571	$5,822,989
Accrued wages, commissions, and bonuses	1,960,548	1,094,465
Federal and state taxes payable	964,008	748,519
Long-term debt, current portion	202,590	189,454
Other accrued liabilities	1,776,043	1,725,094

Total current liabilities	9,218,760	9,580,521
Deferred income taxes	295,450	295,450
Long-term debt, net of current portion	2,526,118	2,672,219
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,648,768 and 8,347,153 shares issued; 7,480,441 and 7,610,060 shares outstanding at September 30, 2008 and December 31, 2007, respectively	7,649	8,347
Additional paid-in capital	15,353,500	20,173,056
Retained earnings	8,878,008	7,562,857
Treasury stock, at cost	(639,216)	(4,985,306)

Total stockholders’ equity	23,599,941	22,758,954

Total liabilities and stockholders’ equity	$35,640,269	$35,307,144

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,
	2008	2007
Revenues from remodeling contracts	$34,981,743	$34,249,104
Cost of remodeling contracts	16,700,303	16,488,787

Gross profit	18,281,440	17,760,317
Costs and expenses:
Branch operations	2,319,182	2,080,498
Sales and marketing expense	12,404,447	11,153,259
General and administrative	2,563,332	2,569,433

Income from operations	994,479	1,957,127
Interest expense	43,223	53,676
Other income	41,812	99,940

Income from continuing operations before income taxes	993,068	2,003,391
Income tax expense	392,966	767,170

Income from continuing operations	600,102	1,236,221
Discontinued operations:
Loss on discontinued operations	—	(1,668,606)
Income tax benefit	—	797,548

Loss from discontinued operations	—	(2,466,154)

Net income (loss)	$600,102	$(1,229,933)

Net income (loss) per common share – basic and diluted
Continuing operations	$0.08	$0.15
Discontinued operations	—	(0.30)

Net income (loss) per common share	$0.08	$(0.15)

Weighted average common shares outstanding:
Basic	7,560,231	8,228,691

Diluted	7,566,459	8,228,691

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months ended September 30,
	2008	2007
Revenues from remodeling contracts	$102,413,814	$93,934,108
Cost of remodeling contracts	48,648,520	44,264,937

Gross profit	53,765,294	49,669,171
Costs and expenses:
Branch operations	6,822,849	5,906,542
Sales and marketing expense	36,673,286	31,965,681
General and administrative	8,095,785	7,373,479

Income from operations	2,173,374	4,423,469
Interest expense	127,540	153,154
Other income	114,503	369,503

Income from continuing operations before income taxes	2,160,337	4,639,818
Income tax expense	844,692	1,795,375

Income from continuing operations	1,315,645	2,844,443
Discontinued operations:
Loss on discontinued operations	(749)	(2,113,269)
Income tax expense (benefit)	(255)	628,576

Loss from discontinued operations	(494)	(2,741,845)

Net income	$1,315,151	$102,598

Net income (loss) per common share – basic and diluted
Continuing operations	$0.17	$0.34
Discontinued operations	—	(0.33)

Net income per common share	$0.17	$0.01

Weighted average common shares outstanding:
Basic	7,602,870	8,264,984

Diluted	7,619,084	8,403,161

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at January 1, 2008	8,347,153	$8,347	737,093	$(4,985,306)	$20,173,056	$7,562,857	$22,758,954
Stock compensation	—	—	—	—	89,215	—	89,215
Releases of restricted stock awards	30,645	31	—	—	(31)	—	—
Tax benefits applicable to release of stock awards	—	—	—	—	(32,011)	—	(32,011)
Cancellation of treasury stock	(737,093)	(737)	(737,093)	4,985,306	(4,984,569)	—	—
Net loss	—	—	—	—	—	(4,837)	(4,837)

Balance at March 31, 2008	7,640,705	$7,641	—	$—	$15,245,660	$7,558,020	$22,811,321

Stock compensation	—	—	—	—	69,367	—	69,367
Releases of restricted stock awards	3,788	4	—	—	(4)	—	—
Tax benefits applicable to release of stock awards	—	—	—	—	(386)	—	(386)
Purchase of treasury stock	—	—	56,740	(228,744)	—	—	(228,744)
Net income	—	—	—	—	—	719,886	719,886

Balance at June 30, 2008	7,644,493	$7,645	56,740	$(228,744)	$15,314,637	$8,277,906	$23,371,444

Stock compensation	—	—	—	—	38,867	—	38,867
Releases of restricted stock awards	4,275	4	—	—	(4)	—	—
Purchase of treasury stock	—	—	111,587	(410,472)	—	—	(410,472)
Net income	—	—	—	—	—	600,102	600,102

Balance at September 30, 2008	7,648,768	$7,649	168,327	$(639,216)	$15,353,500	$8,878,008	$23,599,941

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,315,151	$102,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	919,138	993,090
Net provision for bad debt	29,000	(2,119)
Stock based compensation	197,449	243,562
Tax expense (benefit) applicable to release of stock awards and stock option exercises	32,397	(245,089)
Write-down of long-lived assets	92,674	—
Loss on disposal of assets and asset impairment	6,305	1,369,899
Changes in operating assets and liabilities:
Accounts and other receivables	(1,894,171)	(2,354,083)
Inventories	95,628	(366,899)
Commission advances, prepaid expenses and prepaid marketing	(449,097)	(1,165,333)
Accounts payable	(1,507,418)	2,370,087
Accrued expenses	866,083	471,955
Income taxes	698,541	(2,149,323)
Other assets and liabilities, net	31,668	310,929

Net cash provided by (used in) operating activities	433,348	(420,726)
Cash flows from investing activities
Purchases of property, plant, and equipment	(782,846)	(801,092)
Proceeds from sale of assets	—	305
Customer payments on finance receivables	—	104,185
Principal return of participation investment	—	613,690
Purchase of investments	(2,204,121)	—
Other	2,003	—

Net cash used in investing activities	(2,984,964)	(82,912)
Cash flows from financing activities
Principal payments on lines of credit, long-term debt, and capital leases	(132,965)	(190,179)
Tax expense (benefit) applicable to release of stock awards and stock option exercises	(32,397)	245,089
Purchase of treasury stock	(639,216)	(3,129,625)
Issuance of common stock	—	574,598

Net cash used in financing activities	(804,578)	(2,500,117)

Net decrease in cash and cash equivalents	(3,356,194)	(3,003,755)
Cash and cash equivalents at beginning of period	11,615,593	10,561,972

Cash and cash equivalents at end of period	$8,259,399	$7,558,217

Supplemental disclosure of cash flow information
Interest paid	$125,009	$164,275

Cash payments of income taxes	$162,690	$4,660,298

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, wood and composite decks and related accessories.

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes is critical and requires the use of complex judgment in their application. Except for the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, as discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2007.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. The provisions of SFAS 157 were effective as of the beginning of the Company’s 2008 fiscal year. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157, as applied to financial assets and financial liabilities, did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009. The Company is in the process of determining the impact, if any, that the second phase of the adoption of SFAS 157 in fiscal 2009 will have relating to its fair value measurements of non-financial assets and liabilities.

In February 2007, FASB issued SFAS No. 159 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The Company did not elect the fair value option; consequently, the adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations.

Investments

The Company accounts for short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2008, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on quoted market prices which is considered Level 1 in the SFAS 157 hierarchy. Unrealized holding gains and losses are included in “Other income” in our Consolidated Statements of Operations.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for the Company on January 1, 2009. The Company does not expect FSP 142-3 to have a material impact on the consolidated financial statements.

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

As a result of the disposition of the Company’s consumer finance business, the balance sheets as of September 30, 2008 and December 31, 2007 do not include any assets or liabilities of discontinued operations. The cash flows of discontinued operations have not been reclassified.

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

On February 28, 2008, the Company and The Home Depot mutually agreed to extend the termination date of the SPA to February 28, 2011 and to expand the Company’s kitchen cabinet refacing and countertop products into additional markets in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania.

Also on February 28, 2008, the Company and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As a result, effective February 29, 2008, the Company ceased receiving customer leads from The Home Depot for deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets, and on October 15, 2008, the Company ceased receiving customer leads in its remaining deck markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. The Company will complete the installation of all pending deck orders for The Home Depot customers in these markets and will continue to honor its warranty service obligations to existing The Home Depot deck customers.

The Company had planned to return to marketing its deck products under its own Designer Deck brand in the Northern Virginia, Maryland, Philadelphia and New Jersey markets after the phase-out of its deck products in The Home Depot stores. However, as a result of a number of factors, on November 11, 2008 the Company determined that upon completion of the existing deck orders it would cease offering deck products. The Company ultimately intends to offer for sale its Woodbridge, Virginia deck manufacturing facility and equipment. Among other items, the factors the Company considered in making its decision included (i) its growth strategy to concentrate its resources on offering products that can be distributed across a wider geographic footprint of its strategic partner, The Home Depot, (ii) the Company’s expectation for continuing depressed demand for deck products as a result of the softness in the housing market, and (iii) the immediate challenge and expense of reintroducing the Company’s Designer Deck brand during the seasonal downturn for deck sales. In connection with the Company’s decision to cease offering deck products, it expects to incur charges of approximately $150,000 in the fourth quarter of 2008 related to increased depreciation of certain manufacturing equipment due to a change in the remaining estimated useful life, severance costs and other shutdown related expenses. The Company does not expect an impairment charge related to its Woodbridge manufacturing facility.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Kitchen refacing and countertops	$29,127	$22,690	$85,143	$69,204
Bathroom refacing	2,030	2,947	6,849	7,634
Decks	3,804	8,612	10,314	17,096
Organizers	21	—	108	—

Total revenues	$34,982	$34,249	$102,414	$93,934

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4.	Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$2,801,436	$2,897,093
Work-in-progress	2,310,641	2,310,612

Total inventories	$5,112,077	$5,207,705

5.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2008	December 31, 2007
Frost Term Loan	$1,153,332	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,575,376	1,661,673

Total long-term debt	2,728,708	2,861,673
Less: Current portion	202,590	189,454

Long-term portion	$2,526,118	$2,672,219

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

Term Loan – In February 2006, the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. The purchase price was financed by funds provided under the term loan. Interest only on the term note was payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (5.77% at September 30, 2008) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At September 30, 2008, the Company had outstanding borrowings of approximately $1,153,000 under the term loan.

Borrowing Base Line - The Borrowing Base Line allows for borrowings up to $6.0 million for working capital. Borrowings and required payments under the Borrowing Base Line are based upon an asset formula involving accounts receivable and inventory. At September 30, 2008, the Company had no balance outstanding under the Borrowing Base Line and had a $5,286,000 borrowing capacity. The Borrowing Base Line matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Equipment Line of Credit - The $875,000 line of credit expired in February 2008. The Company had no balance outstanding, and the line was not renewed upon maturity.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at September 30, 2008.

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

In August 2007, the Board of Directors authorized the repurchase of up to $5 million of the Company’s outstanding stock. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets. Cumulative repurchases through December 31, 2007 were 737,093 shares at a cost of approximately $4,985,000. The Company does not intend to make any additional purchases under this authorization. On March 13, 2008, the Board of Directors authorized the cancellation of the 737,093 shares. The cancelled treasury shares were reclassified as authorized and un-issued shares.

On March 13, 2008, the Board of Directors also authorized an additional repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases through September 30, 2008 were 168,327 shares at a cost of approximately $639,000.

8.	Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss):
Net income from continuing operations	$600,102	$1,236,221	$1,315,645	$2,844,443
Net income (loss) from discontinued operations	—	(2,466,154)	(494)	(2,741,845)

Net income (loss)	$600,102	$(1,229,933)	$1,315,151	$102,598

Weighted average shares outstanding – basic	7,560,231	8,228,691	7,602,870	8,264,984
Effect of dilutive securities	6,228	—	16,214	138,177

Weighted average shares outstanding – diluted	7,566,459	8,228,691	7,619,084	8,403,161

Net income (loss) per share – basic and diluted:
Continuing operations	$0.08	$0.15	$0.17	$0.34
Discontinued operations	—	(0.30)	—	(0.33)

Net income (loss) per share – diluted	$0.08	$(0.15)	$0.17	$0.01

For the three and nine months ended September 30, 2008, approximately 124,000 and 158,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, approximately 82,000 and 3,000 common stock equivalents were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2008 included herein, and our audited financial statements for the years ended December 31, 2007, 2006 and 2005, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

On February 28, 2008, we and The Home Depot mutually agreed to extend the termination date of the SPA to February 28, 2011 and to expand our kitchen cabinet refacing and countertop products into the Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania markets, encompassing approximately 96 The Home Depot stores. In the quarter ended June 30, 2008, we completed the opening of sales and installation centers in these markets. As a result of the addition of the Ohio and Pittsburgh markets, we are now the sole provider of kitchen cabinet refacing products and services to The Home Depot in the United States.

Also on February 28, 2008, we and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As a result, effective February 29, 2008, we ceased receiving customer leads from The Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets, and on October 15, 2008 we ceased receiving customer leads in our remaining deck markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. We will complete the installation of all pending deck orders for The Home Depot customers in these markets, and we will continue to honor our warranty service obligations to The Home Depot deck customers.

We had planned to return to marketing our deck products under our own Designer Deck brand in the Northern Virginia, Maryland, Philadelphia and New Jersey markets after the phase-out of our deck products in The Home Depot stores was completed. However, as a result of a number of factors, on November 11, 2008 we determined that upon completion of the existing deck orders we would cease offering deck products. We also intend to offer for sale our Woodbridge, Virginia deck manufacturing facility and equipment. Among other items, the factors we considered in making our decision included (i) our growth strategy to concentrate our resources on offering products that can be distributed across a wider geographic footprint of our strategic partner, The Home Depot, (ii) our expectation for continuing depressed demand for deck products as a result of the softness in the housing market, and (iii) the immediate challenge and expense of reintroducing our Designer Deck brand as we enter the seasonal downturn for deck sales. In connection with our decision to cease offering deck products, we expect to incur charges of approximately $150,000 in the fourth quarter of 2008 related to increased depreciation of certain manufacturing equipment due to a change in the remaining estimated useful life, severance costs and other shutdown related expenses. We do not expect an impairment charge related to our Woodbridge manufacturing facility.

We will continue, on an exclusive basis, to offer our kitchen and bath refacing products to The Home Depot customers in the designated markets. At September 30, 2008, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores and 33 The Home Depot – Expo stores. Our bath products are currently offered in 16 markets which include approximately 523 stores. During the fourth quarter of 2008 we will expand the bath product offering into south Florida, including markets in Fort Lauderdale, Miami and Palm Beach County encompassing approximately 44 The Home Depot stores.

Since July 2008 we and The Home Depot have been testing a pilot program in the Dallas market to offer a new range of home storage organization products for bedroom closets and the garage. We are simultaneously introducing our closet organization systems with the garage systems as a total solution to the consumer for their home organization needs. We are currently working with The Home Depot to provide for a roll out of these products to be offered in markets where we currently offer our kitchen refacing products. We anticipate we will begin this roll out in the first quarter of 2009 and complete the roll out in the third quarter of 2009. In connection with this product category, during the second quarter of 2008 we purchased a 33.33% membership interest in Blue Viking Storage, LLC, a distributor of garage organizer systems and accessories. In conjunction with the membership interest, we entered into a marketing consulting agreement with Blue Viking in which Blue Viking will provide us sales and marketing consulting to support our entry and expansion into the garage and home storage industry.

Results of Operations

Results of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	(In Thousands) Three months ended September 30,
	2008		2007
	$	%	$	%
Revenues	34,982	100.0	34,249	100.0
Costs of remodeling contracts	16,701	47.8	16,489	48.1

Gross Profit	18,281	52.2	17,760	51.9
Costs and expenses:
Branch operations	2,319	6.6	2,081	6.0
Sales and marketing expense	12,404	35.5	11,153	32.6
General and administrative	2,564	7.3	2,569	7.5

Operating income	994	2.8	1,957	5.7
Interest expense	44	0.0	54	0.1
Other income	42	0.0	100	0.3

Income from continuing operations before income taxes	992	2.8	2,003	5.8
Income tax expense	392	1.1	767	2.2

Net income from continuing operations	600	1.7	1,236	3.6
Net gain (loss) on discontinued operations, net of tax	—	—	(2,466)	(7.2)

Net income	600	1.7	(1,230)	(3.6)

Management’s Summary of Results of Operations.

New orders were $30,777,000 in the third quarter ended September 30, 2008, as compared with $30,952,000 in the third quarter ended September 30, 2007. New orders for deck products declined $2,585,000 in the third quarter 2008 as compared to the same quarter last year, reflecting the phase out of our deck product offering. Excluding deck products, new orders increased $2,410,000, or 9.0%. Approximately 52% of the increase, or $1,227,000 resulted from new markets we opened in 2008. The remaining increase, 48%, or $1,183,000, increased in markets that were opened greater than one year and principally resulted from an increase in the number of customer appointments for our kitchen and countertop products. We attribute the increase in the number of customer appointments to our in-store-marketing program that we initiated in June 2007. Our in-store marketing program involves staffing marketing promoters in select The Home Depot stores during certain times of the week. Marketing promoters network with The Home Depot’s customers to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations. We believe this program has proved to be an effective vehicle to penetrate the market and proactively generate prospective customer interest in our products and services.

Despite the success of our in-store marketing program, we believe that continuing economic pressures, including the softness in the housing market, uncertainty in the credit markets, rising unemployment and higher energy prices, have had an adverse affect on our generation of new orders and that these macro economic conditions will persist through the first half of 2009. Approximately 85% of our customers elect to utilize financing products provided through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. During the current period, we have experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders. During the third quarter 2008, approximately 82% of customers electing a financing product were approved as compared to 93% during the third quarter 2007.

Revenues for the three months ended September 30, 2008 increased 2.1% to $34,982,000 as compared to $34,249,000 in the three months ended September 30, 2007. Revenues from deck products declined $4,808,000 as compared to the prior year quarter reflecting the phase out of the product offering. Excluding deck products, revenues increased $5,541,000, or 21.6% to $31,178,000 in the third quarter 2008 as compared to $25,637,000 in the same quarter last year. Of this increase, revenues from markets that were opened in 2008 contributed $1,227,000 and revenues in markets opened greater than one year increased $4,314,000.

Net income from continuing operations was $600,000, or $0.08 per share in the third quarter 2008 as compared to $1,236,000, or $0.15 per share in the same quarter last year. The decline in profitability is principally the result of an increase in marketing expense. A substantial portion of our marketing expenses consist of fees we pay to The Home Depot on each sale and fees we pay in connection with our in-store marketing program. Our marketing cost to acquire a customer through our third party provider in-store marketing program has been higher than the cost of acquiring the customer without the utilization of the in-store program. The higher cost of the in-store program is a result of the combined fees we pay to our third party marketing firm and The Home Depot on each sale, and the effective fee rate of the program, which is impacted by among other items, sales close rates. During the third quarter of 2008, a higher percentage of our revenues were generated from our in-store marketing program as compared with the same quarter last year. Consequently, the combination of the higher cost of the in-store program and the increase of revenues generated from this medium resulted in higher marketing cost and reduced net margin. However, management believes that it is important to recognize that the in-store program has been effective at generating a greater quantity of customer leads than we had previously achieved without the program and that the program sourced a significant portion of the revenues we generated in the period.

Results of Operations – Detail Review

Revenues for the three months ended September 30, 2008 were $34,982,000 as compared to $34,249,000 in the three months ended September 30, 2007. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues in the third quarter 2008 from these new markets were $1,227,000. Revenues in markets opened greater than one year declined $494,000 due principally to a decline of $4,808,000 in deck revenues.

	(In Thousands)
	Three months ended September 30,		Increase (decrease)
	2008	2007	$
Markets opened prior to 2008	$33,755	$34,249	$(494)
Markets opened in 2008	1,227	—	1,227

Total revenues	$34,982	$34,249	$733

Revenues and new orders for the three months ended September 30, 2008 and 2007, and backlog of uncompleted orders at September 30, 2008 and 2007 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog as of September 30,
	2008	2007	2008	2007	2008	2007
Kitchen refacing and countertops	$29,127	$22,690	$26,681	$23,965	$15,181	$15,346
Bathroom refacing	2,030	2,947	2,195	2,710	1,296	1,830
Decks	3,804	8,612	1,692	4,277	3,353	5,153
Other	21	—	209	—	193	—

Total	$34,982	$34,249	$30,777	$30,952	$20,023	$22,329

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $2,716,000 or 11.3%, to $26,681,000 in the third quarter 2008 from $23,965,000 in the third quarter 2007. The increase in new orders reflects $1,231,000 from new market expansions and an increase in the number of customer appointments generated from our in-store marketing program which we initiated in late June 2007. The in-store marketing program consists principally of staffing marketing promoters in select The Home Depot stores during certain times of the week to generate customer interest in our products, answer consumer’s questions about our products and schedule in-home presentations.

Revenues from kitchen refacing and countertop products increased $6,437,000 or 28.4%, to $29,127,000 in the third quarter 2008 from $22,690,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order and therefore revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The increase in revenues as compared to the prior year third quarter is partially due to higher backlog of orders at the beginning of the third quarter 2008 as compared to the backlog of orders entering the third quarter of 2007 ($17,628,000 at June 30, 2008 as compared to $14,070,000 at June 30, 2007). In addition, an increase of new orders in the current period combined with increased manufacturing and installation capacity contributed to the revenue increase. Our backlog of orders for kitchen and countertop products at September 30, 2008 was $15,181,000 as compared with $15,346,000 at September 30, 2007.

Bathroom refacing – New orders for bath products were $2,195,000 in the third quarter 2008 as compared with $2,710,000 in the third quarter last year. Management attributes the decline in bath product new orders to the Company’s promotional emphasis on its kitchen products.

Revenues from bathroom refacing products decreased $917,000 or 31.1% to $2,030,000 in third quarter 2008 from $2,947,000 in the third quarter 2007. The decline in revenues reflected lower backlog of uncompleted orders at the beginning of the current quarter than at the beginning of the prior year third quarter ($1,132,000 at June 30, 2008 as compared to $2,067,000 at June 30, 2007). Our backlog of orders for bath products at September 30, 2008 was $1,296,000 as compared with $1,830,000 at September 30, 2007.

Decks – New orders for deck products were $1,692,000 in the third quarter 2008 as compared with $4,277,000 in the third quarter last year. Revenues for deck products were $3,804,000 in the third quarter 2008 as compared to $8,612,000 in the third quarter 2007. The decline in orders and revenues is a result of the phase out of the deck products in The Home Depot stores.

Gross profit in the third quarter 2008 was $18,281,000 or 52.2% of revenues as compared with $17,760,000, or 51.9% of revenues in the third quarter last year. The increase in gross profit reflected $397,000 from higher volume and $281,000, or 80 basis points, from favorable product mix, offset by $157,000, or 30 basis points, in higher cost of goods principally associated with our deck product line. In February 2008 we implemented certain changes in our deck products design which has increased the amount of steel hardware components utilized in our deck understructure. Additionally, hardware component prices have sharply increased due to global increases in steel prices. The higher materials usage and material prices have resulted in lower deck product gross profit margins. In May 2008 we implemented a price increase on our deck products.

Branch operating expenses were $2,319,000 and $2,081,000 for the third quarter 2008 and 2007, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses increased $138,000 as a result of the expansion of our operations in new markets opened in 2008. The remaining increase of $100,000 is principally due to increased wages and benefits expenses.

Marketing expenses were $7,911,000, or 22.6% of revenues in the third quarter 2008 as compared with $6,741,000, or 19.7% of revenues in the third quarter 2007. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions on each sale associated with our in-store marketing program, advertising, and personnel and facility costs related to maintaining our marketing center.

In June 2007 we initiated a new in-store marketing program. Concurrent with the expansion of the in-store program we reduced our media and direct mail advertising expenditures. In our in-store program we utilize an independent marketing firm to staff The Home Depot stores and we pay a commission fee on each customer lead generated under the program that results in a new sales order. The commission fee is expensed to marketing expense when the related contract revenues are recognized. If certain performance criteria are met, a bonus is payable to the marketing firm, and if the criteria are not met, a bonus is payable to us. In the second quarter 2008, we extended the program with our third party provider as well as initiated our own employee-based program in selected The Home Depot stores.

Our marketing cost to acquire a customer through our third party provider in-store marketing program has been higher than the cost of acquiring the customer without the utilization of the in-store program. However, the program has been effective at generating a greater quantity of customer leads than we have previously achieved without the program. The higher cost is a result of the combined fees we pay to our third party marketing firm and The Home Depot on each sale, and the effective rate of the program after the bonus, which is impacted by among other items, sales close rates.

The increase in marketing expenditures as a percentage of revenues reflects an increase in the mix of our business which is generated from our in-store program at a higher effective cost. We are continuing to evaluate the effectiveness of the in-store program.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $4,493,000, or 12.9% of revenues for the third quarter 2008 as compared to $4,412,000 or 12.9% of revenues in the prior year third quarter. The increase in sales expense is primarily due to higher commissions on increased revenues as compared to the prior year period and increased costs related to new sale and installation centers opened in 2008.

General and administrative expenses were $2,563,000, or 7.3% of revenues, for the third quarter ended September 30, 2008, as compared to $2,569,000, or 7.5% of revenues in the same quarter last year. General and administrative expenses reflected an increase in legal fees of $161,000 offset by a workers’ compensation insurance refund of $117,000, a reduction in consulting fees of $40,000 and reduced stock compensation of $22,000.

Results of Operations

Results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	(In Thousands) Nine months ended September 30,
	2008		2007
	$	%	$	%
Revenues	102,414	100.0	93,934	100.0
Costs of remodeling contracts	48,649	47.5	44,265	47.1

Gross Profit	53,765	52.5	49,669	52.9
Costs and expenses:
Branch operations	6,823	6.7	5,907	6.3
Sales and marketing expense	36,673	35.8	31,966	34.0
General and administrative	8,096	7.9	7,373	7.9

Operating income	2,173	2.1	4,423	4.7
Interest expense	128	0.1	153	0.2
Other income	115	0.1	370	0.4

Income from continuing operations before income taxes	2,160	2.1	4,640	4.9
Income tax expense	844	0.8	1,795	1.9

Net income from continuing operations	1,316	1.3	2,845	3.0
Net gain (loss) on discontinued operations, net of tax	(1)	0.0	(2,742)	(2.9)

Net income	1,315	1.3	103	0.1

Management’s Summary of Results of Operations.

New orders increased 1.3% to $98,421,000 in the nine months ended September 30, 2008 as compared with $97,172,000 in the nine months ended September 30, 2007. Although new orders increased in the aggregate, new orders for deck products declined $10,292,000 due to the phase out of offering our deck products in The Home Depot stores. Excluding new orders for deck products in all markets, new orders were $88,994,000 in the nine months ended September 30, 2008 as compared with $77,453,000 in the same period last year, an increase of 14.9%. The increase resulted from an increase in the number of customer appointments for our kitchen and countertop products and new markets we opened in the second quarter of 2008. We attribute the increase in the number of customer appointments to our in-store-marketing program that we initiated in June 2007. New markets opened in 2008 contributed $2,210,000 in new orders in the nine months ended September 30, 2008.

Revenues for the nine months ended September 30, 2008 increased $8,480,000 or 9.0% to $102,414,000 as compared to $93,934,000 in the nine months ended September 30, 2007. Revenues from deck products declined $6,768,000 as compared to the prior year period reflecting the phase out of the product offering. Excluding deck products, revenues increased $15,248,000, or 19.8% to $92,100,000 in the nine months ended September 30, 2008 as compared to $76,852,000 in the same period last year. Of this increase, revenues from markets that were opened in 2008 contributed $1,419,000 and revenues in markets opened greater than one year increased $13,829,000.

Net income from continuing operations was $1,316,000, or $0.17 per diluted share, in the nine months ended September 30, 2008 as compared with $2,845,000 or $0.34 per diluted share in the nine months ended September 30, 2007. Our business is characterized by the need to continuously generate prospective customer leads. Although we increased our revenues, a substantial portion of our sales and marketing expenses are variable and increased as a result of the increased revenues. Marketing expenses consist principally of fees we pay to The Home Depot on each sale and fees we pay in connection with our in-store marketing program. However, our marketing cost to acquire a customer through our third party provider in-store marketing program has been higher than the cost of acquiring the customer without the utilization of the in-store program. The higher cost of the in-store program is a result of the combined fees we pay to our third party marketing firm and The Home Depot on each sale, and the effective rate of the program, which is impacted by among other items, sales close rates. During the nine months ended September 30, 2008, a higher percentage of our revenues were generated from our in-store marketing program as compared with the same period last year. Consequently, the combination of the higher cost of the in-store program and the increase of revenues generated from this medium resulted in higher marketing cost and reduced net margin. However, management believes that it is important to recognize that the in-store program has been effective at generating a greater quantity of customer leads than we have previously achieved without the program and that the program sourced a significant portion of the revenues we generated in the period.

In addition, we have incurred higher fixed operating costs, including costs associated with our operations expansion into new markets. During the nine months ended September 30, 2008 our branch operating expenses increased $641,000 as compared to the same period last year as a result of the expansion of our operations in new markets opened in 2007 and the second quarter of 2008. In the nine months ended September 30, 2008, we incurred an aggregate start-up operating loss of approximately $296,000 in the markets opened in 2008.

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

Results of Operations – Detail Review

Revenues for the nine months ended September 30, 2008 increased $8,480,000 or 9% to $102,414,000 as compared to $93,934,000 in the nine months ended September 30, 2007. In the second quarter of 2008 we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues from these new markets were $1,419,000 in the nine months ended September 30, 2008. Revenues in markets opened greater than one year increased $7,061,000 net of a decline of $6,768,000 in orders for deck products.

	(In Thousands)
	Nine months ended September 30,		Increase (decrease)
	2008	2007	$
Markets opened prior to 2008	$100,995	$93,934	$7,061
Markets opened in 2008	1,419	—	1,419

Total revenues	$102,414	$93,934	$8,480

Revenues and new orders for the nine months ended September 30, 2008 and 2007, and backlog of uncompleted orders at September 30, 2008 and December 31, 2007 attributable to each of our product lines were as follows (in thousands):

					Backlog as of
	Revenues		New Orders		September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Kitchen refacing and countertops	$85,143	$69,218	$81,953	$69,442	$15,181	$18,371
Bathroom refacing	6,850	7,634	6,772	8,011	1,296	1,374
Decks	10,314	17,082	9,427	19,719	3,353	4,240
Other	107	0	269	0	193	31

Total	$102,414	$93,934	$98,421	$97,172	$20,023	$24,016

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $12,511,000 or 18.0%, to $81,953,000 in the nine months ended September 30, 2008 from $69,442,000 in the nine months ended September 30, 2007. The increase in new orders reflects an increase in the number of customer appointments generated from our in-store marketing program which we initiated in late June 2007, and $2,210,000 from new market expansions in 2008.

Revenues from kitchen refacing and countertop products increased $15,925,000 or 23.0%, to $85,143,000 in the nine months ended September 30, 2008 from $69,218,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order. The increase in revenues reflects higher new orders in the current period and higher backlog of orders at the beginning of the 2008 calendar year as compared to the backlog of orders entering the 2007 calendar year ($18,371,000 at December 31, 2007 and $15,122,000 at December 31, 2006).

Bathroom refacing – New orders for bath products were $6,772,000 in the nine months ended September 30, 2008 as compared with $8,011,000 in the same period last year. Management attributes the decline in bath product new orders to the Company’s promotional emphasis on its kitchen products.

Revenues from bathroom refacing products were $6,850,000 in the nine months ended September 30, 2008 as compared with $7,634,000 in the same period last year.

Decks – New orders for deck products were $9,427,000 in the nine months ended September 30, 2008 as compared with $19,719,000 in the nine months ended September 30, 2007. Revenues for deck products were $10,314,000 in the nine months ended September 30, 2008 as compared to $17,082,000 in the same period last year. The decline in deck new orders and revenues reflects the phase out of our deck products in The Home Depot stores.

Gross profit for the nine months ended September 30, 2008 was $53,765,000 or 52.5% of revenues as compared with $49,669,000, or 52.9% of revenues in the prior year period. The increase in gross profit in dollar terms is due to the increase in revenues.

Gross profit as a percentage of revenue declined 40 basis points principally due to lower margin in our deck product line. In May 2007 we implemented new sales pricing for our deck products. The pricing was intended to stimulate our sales of deck products. In February 2008 we implemented certain changes in our deck products design which has increased the amount of steel hardware components utilized in our deck understructure. Additionally, hardware component prices have sharply increased due to global increases in steel prices. The combination of lower selling prices and higher materials usage and material prices have resulted in lower deck product gross profit margins.

Branch operating expenses were $6,823,000 as compared to $5,907,000 for the nine months ended September 30, 2008 and 2007, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses increased $641,000 as a result of the expansion of our operations in new markets opened in 2007 and the second quarter of 2008. The remaining increase of $275,000 is principally due to increased wages and benefits expenses.

Marketing expenses increased $2,826,000 to $22,550,000 or 22.0% of revenues in the nine months ended September 30, 2008 as compared to $19,724,000 or 21.0% of revenues in the prior year period. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions on each sale associated with our in-store marketing program, advertising, and personnel and facility costs related to maintaining our marketing center. The increase in marketing expenditures principally reflects the higher fees and commissions on increased revenues in the period. However, our marketing cost to acquire a customer through our third party provider in-store marketing program has been higher than the cost of acquiring the customer without the utilization of the in-store program. The higher cost is a result of the combined fees we pay to our third party marketing firm and The Home Depot on each sale, and the effective rate of the program which is impacted by among other items, sales close rates. The program has been effective at generating a greater quantity of customer leads than we have previously achieved without the program. The increase in marketing expenditures as a percentage of revenues reflects an increase in the mix of our business which is generated from our in-store program at a higher effective cost. We are continuing to evaluate the effectiveness of the in-store program.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, travel and recruiting expenses were $14,123,000 or 13.8% of revenues for the nine months ended September 30, 2008 as compared to $12,242,000 or 13.0% of revenues in the prior year period. Sales expense increases included $1,332,000 in sales commissions and related payroll taxes resulting from higher revenues and product mix, $333,000 for expansion of our operations in new markets opened in 2007 and the second quarter of 2008, and a $90,000 asset impairment charge related to in-store deck displays.

General and administrative expenses were $8,096,000, or 7.9% of revenues for the nine months ended September 30, 2008, as compared to $7,373,000, or 7.9% of revenues in the same period last year. The increase in general and administrative expense was principally the result of an increase of $147,000 in personnel costs, including salaries and benefits, $275,000 in recruiting expenses principally related to sales personnel, and $444,000 in legal fees offset by a worker’s compensation insurance refund of $117,000.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At September 30, 2008, we had approximately $8,260,000 in cash and cash equivalents and $2,009,000 in investments in marketable securities. Working capital at September 30, 2008 was $16,898,000.

Cash provided by operations was $433,000 in the nine months ended September 30, 2008 as compared to cash utilized in operations of $421,000 in the same period last year. During the nine months ended September 30, 2008 we utilized $783,000 for capital expenditures principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures and $2,000,000 for the purchase of shares in a tax free municipal bond fund. The tax free bond fund investment is reported in the caption “Marketable Securities” on our Consolidated Balance Sheets. During the nine months ended September 30, 2008 we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizational systems and accessories, for $195,000. We believe garage organizational systems is a growing home improvement product and will fit well into our product portfolio and distribution channel.

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. Cumulative repurchases through September 30, 2008 were 168,327 shares at a cost of approximately $639,000.

In September 2007, we sold substantially all of the assets of our consumer finance business, FCC. FCC was a party to a participation agreement which provided FCC with a preferred rate of return on its non-owner participation interest investment in a portfolio of retail installment obligations. During the nine months ended September 30, 2007, the participation investment paid down $614,000, which is included in investing activities in the Consolidated Statements of Cash Flows.

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2008	December 31, 2007
Frost Term Loan	$1,153,332	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,575,376	1,661,673

Total long-term debt	2,728,708	2,861,673
Less: Current portion	202,590	189,454

Long-term portion	$2,526,118	$2,672,219

Our term loan is related to our kitchen manufacturing facility in Charles City, Virginia. Interest only on the term note was payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (5.77% at September 30, 2008) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

We also have a mortgage on our Woodbridge, Virginia deck warehousing, manufacturing and office facilities. The mortgage is secured by this property. Interest on the mortgage is 7.25% per annum and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

We have a line of credit (Borrowing Base Line of Credit) under our Loan Agreement with Frost National Bank. The Borrowing Base Line of Credit allows for borrowings up to $6.0 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2008 we had no balance outstanding under the Borrowing Base Line of Credit, and a borrowing capacity of approximately $5.3 million. The Borrowing Base Line of Credit matures April 2, 2009, at which time any outstanding principal and accrued interest is due and payable.

Our Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at September 30, 2008.

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

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the adoption of Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, a discussion of which follows, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157, as applied to financial assets and financial liabilities, did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provision of SFAS 157 to these assets and liabilities beginning January 1, 2009. The Company is in the process of determining the impact, if any, that the second phase of the adoption of SFAS 157 in fiscal 2009 will have relating to its fair value measurements of non-financial assets and liabilities.

In February 2007, FASB issued SFAS No. 159 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The Company did not elect the fair value option; consequently, the adoption of SFAS 159 did not have an effect on the Company’s financial position or results of operations.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial positions.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for the Company on January 1, 2009. The Company does not expect FSP 142-3 to have a material impact on the consolidated financial statements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we are not involved in any off-balance sheet transactions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

In June 2007, a class action was filed by a home improvement customer of The Home Depot against The Home Depot, Inc., Expo Designs Center, et al. (“Defendants”) in the Superior Court of the State of California for the County of Los Angeles, alleging certain unfair business acts and practices, violations of the California Consumer Legal Remedies Act and breach of contract. The case was subsequently removed to the U.S. District Court for the Central District of California. The Federal District Court granted Defendants’ Motion to Dismiss the Original Complaint. Plaintiffs, who are comprised of two home improvement customers of the Company and The Home Depot, filed their First Amended Complaint in October 2007, which included the Company as a defendant. Plaintiffs subsequently filed their Second Amended Complaint against Defendants on December 21, 2007, which contained basically the same allegations as the Original and First Amended Complaints. Plaintiffs asserted the claims on their behalf and a class of all others similarly situated. Relief sought in the Second Amended Complaint included unspecified damages, and other equitable relief and attorney fees. Defendants filed a Motion to Dismiss and Strike Portions of Plaintiffs’ Second Amended Complaint which was argued before the Federal District Court on March 24, 2008. On April 9, 2008, the Court granted Defendants’ Motion to Dismiss and dismissed with prejudice the claims of Plaintiffs. On May 7, 2008, Plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

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

During the third quarter of 2008, the Company repurchased 111,587 shares of its common stock having a value of $410,472. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2008 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2008 – July 31, 2008	-0-	—	-0-	$1,771,256
August 1, 2008 – August 31, 2008	45,491	$3.75	45,491	$1,600,820
September 1, 2008 – September 30, 2008	66,096	$3.63	111,587	$1,360,784

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 13, 2008 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, Chairman and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3 (bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11(f)	Amended and Restated 2000 Stock Compensation Plan

+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

Exhibit Number	Description of Exhibit

+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

Exhibit Number	Description of Exhibit

10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Fist Bank of U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43(o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

21.1(p)	Subsidiaries of the Company

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.

(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.

(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.

(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.

(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

(g)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004,and which is incorporated herein by reference.

(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.

(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.

(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.

(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.

(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.

(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.

(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.

(p)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.