Form 10-K
period 2008-12-31
US HOME SYSTEMS INC
filed 2009-03-16
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 10, 2009, 7,370,374 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was $23,872,156.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2.    Yes  ☐    No  ☒

The following documents are incorporated by reference: Portions of the registrant’s proxy statement pertaining to the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

BUSINESS

Summary

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom kitchen and bathroom cabinet refacing products and organizational storage systems for closets and garages. We manufacture certain of our kitchen and bath cabinet refacing products at our Charles City, Virginia facility. We also maintain a marketing center in Boca Raton, Florida.

We have been a service provider for The Home Depot since 2003. In May 2006 we entered into a three year service provider agreement, or SPA, with The Home Depot. In February 2008 the termination date of the SPA was extended to February 28, 2011. Among other items, the agreement provides that we may not enter into agreements or other arrangements with any The Home Depot competitors for the marketing, sales and installation of our products. Additionally, the agreement provides that we will not offer our products and installation services in any market under any trademarks or brands other than as approved by The Home Depot. During 2008, we marketed our products under the nationally recognized brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks.” Our home improvement products are marketed through a variety of sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

Since February 2008 we and The Home Depot have been winding down offering our deck products to The Home Depot customers. Although we had planned to continue marketing our deck products under our own

Designer Deck brand in certain markets after the The Home Depot phase-out of our deck products was completed, we decided, in November 2008, to completely cease offering our deck products. Among the factors we considered in making this decision included our growth strategy to concentrate our resources on offering products that can be distributed across a wider geographic footprint with our strategic partner, The Home Depot, our expectation of continued depressed demand for deck products as a result of the softness in the housing and credit markets and the immediate challenge and expense of re-introducing our Designer Deck brand coupled with the uncertainty of consumer acceptance of our brand. At December 31, 2008, we had completed the manufacture, but not the installation, of all pending deck orders. We will continue to honor our warranty service obligations to The Home Depot customers who purchased our deck products.

Since July 2008 we and The Home Depot have been testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and the garage. We are currently working with The Home Depot to provide for a roll out of these products to be offered in markets where we currently offer our kitchen refacing products. We will begin this roll out in the first quarter of 2009 and expect to complete the roll out in the third quarter of 2009. In connection with this product category, during the second quarter of 2008, we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizer systems and accessories. In conjunction with the membership interest, we entered into a consulting agreement with Blue Viking in which Blue Viking will provide us sales and marketing consulting to support our entry and expansion into the garage and home storage industry.

In December 2008 we entered into a franchise agreement with a subsidiary company of The Home Depot which allows us to market, sell and apply a wood cabinet and wood floor refinishing system through selected The Home Depot stores in the Boston, Long Island and Philadelphia markets under the brand name of N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. We intend to roll out the N-Hance wood renewal system in these markets in the first quarter of 2009.

At December 31, 2008, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores. Our bath products are currently offered in 16 markets which include approximately 523 stores. We are the sole provider of kitchen refacing products and services to The Home Depot in the United States.

Our principal offices are located at 405 State Highway 121 Bypass, Building A, Suite 250, Lewisville, Texas 75067, and our telephone number is (214) 488-6300. Our internet address is www.ushomesystems.com. We make available free of charge on our website at www.ushomesystems.com our annual, quarterly and current reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post our Code of Ethics and Business Conduct on our website. However, the information found on our website is not part of this or any other report.

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

Our relationship with The Home Depot provides us with a significant distribution channel for our installed products. By combining the brand name recognition and distribution presence of The Home Depot with our manufacturing and installation programs, we believe we have the opportunity to profitably grow sales of our home improvement products. We will continue to seek opportunities to expand our relationship with The Home Depot into new geographic markets and to add new products in our The Home Depot distribution channel.

As we enter new markets under The Home Depot name, we may consider strategic acquisitions or partnerships that will provide us sales, marketing, installation or manufacturing synergies, as well as additional products, which we may be able to offer The Home Depot customers. We believe that an opportunity exists to acquire related and complementary businesses in the fragmented residential home improvement industry. The residential home improvement industry is characterized by a proliferation of small local competitors, a need for growth capital, and a potential for significant economies of scale.

Home Improvement Business

Products and Services

In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our specialty product lines include kitchen refacing, bathroom refacing and home organization storage systems for closets and garages. During the fourth quarter 2008 we ceased offering our deck products. At December 31, 2008, we had completed the manufacture, but not the installation, of all pending deck orders.

The following chart summarizes the percentage of our revenues for each of our primary product lines during the last three fiscal years.

Product Lines	Percent of Revenues Year ended December 31,
	2008	2007	2006
Kitchen Refacing and Countertops	83%	75%	69%
Bathroom Refacing	7%	8%	9%
Deck Products	10%	17%	22%

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

As an alternative to our kitchen refacing product we intend to market, sell and apply a wood cabinet and floor refinishing system through selected The Home Depot stores under the brand name of N-Hance. The N-Hance wood renewal system can be applied at a cheaper cost than a total kitchen refacing. The wood renewal system utilizes a proprietary process involving the application of cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. We intend to pilot this product in the Boston, Long Island and Philadelphia markets in the first quarter of 2009.

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

Decks:    In February 2008, we and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As a result, effective February 29, 2008, we ceased receiving customer leads from The

Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets, and on October 15, 2008 we ceased receiving customer leads in our remaining deck markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York.

We had planned to return to marketing our deck products under our own Designer Deck brand in certain markets, however, as a result of a number of factors, on November 11, 2008, we determined that we would cease offering deck products. In connection with our decision to cease offering deck products, we have recorded charges of approximately $514,000 in the fourth quarter of 2008 related to write-down of equipment assets and raw materials inventories, for severance costs and other shutdown related expenses. As of December 31, 2008, we had completed the manufacture, but not installation, of all pending deck orders. We will continue to honor our warranty service obligations to The Home Depot deck customers. We are actively marketing for sale our Woodbridge, Virginia deck manufacturing facility and equipment.

Home Organization Products:    Our home organization product line includes garage and closet organization systems. The garage organization product offers our customers a solution for organizing their garages such that they are able to make this part of the house truly multi-functional—for parking automobiles, cleanly and efficiently store items of necessity as well as make it an activity area. This is accomplished through ‘slot walls’ that are installed over the existing walls and are made of heavy gauge cellular vinyl, engineered to carry heavy duty accessories. Grooves in these slot walls can provide support for hanging accessories (hooks, shelves, baskets), and cabinets provide for storage. Special purpose pre-packaged kits (‘stations’) cater to specific needs (such as gardening station, kids station, etc.) of families. Accessories for the ceiling offers additional storage options. Also, floor tiles made of heavy duty vinyl offer different design options to modify the look of the garage floor.

Our closet organization product provides a solution for organizing the closet space in bedrooms through a combination of shelves, drawers, hang rods and other accessories. Customers can choose from either pre-packaged configurations of ‘towers’ with shelves and drawers or design their own layout. Various accessories such as tie-racks, shoe-shelves, jewelry drawers, etc. offer additional options for the customers for organizing their closets.

Marketing and Sales

Our home improvement products are currently marketed under the nationally recognized brand “The Home Depot Kitchen and Bathroom Refacing.”

Although not contractually required to promote or advertise our products, The Home Depot periodically markets our products by including them in its national and regional marketing programs. In addition, we periodically conduct advertising in other forms of media including direct mail, marriage mail, magazines and newspaper inserts.

We also maintain an in-store marketing program in which marketing promoters network with The Home Depot customers to generate customer interest in our products and schedule in-home presentations. We principally utilize an unaffiliated service provider to generate prospective customer leads for us. The service provider receives a fee for each customer who enters into a The Home Depot sales order, subject to our completion of the installation of the sales order. We provide in-store displays and full color brochures in each of The Home Depot stores which we service.

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

With the exception of our operations in California and New Jersey and occasional warranty and other service work, independent contractors who meet our qualifications perform most of our kitchen and bath installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation. We issue to our contractors a work order, which specifies all work to be performed pursuant to the sales agreement, for each of our remodeling projects. The contractor can then pick up all necessary materials for the project at our local branch office. In our California, New Jersey and Pennsylvania operations, we generally utilize employee installers.

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

Deck Products:    Since we have ceased offering our deck products, we are actively marketing for sale our Woodbridge, Virginia manufacturing facility and equipment.

Home Organization:    Materials for our garage organization product line (slot walls, floor tiles, accessories, etc.) are primarily sourced from our business partner, Blue Viking. Materials for our closet organization products are generally purchased from one supplier, although these materials are available from several different suppliers.

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

Warranties

For our kitchen and bathroom products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and a limited warranty covering defective materials. We require each of our independent contractors to correct defective workmanship for a 12-month period. Although we have discontinued offering our deck products, we will continue to honor our warranty service obligations to The Home Depot customers who purchased our deck products.

Customer Payment

The Home Depot customers pay The Home Depot for their home improvement products and services upon completion of the project by cash, personal checks, credit cards or financing arranged by The Home Depot. The Home Depot pays us for each installed home improvement project less a marketing fee retained by The Home Depot. Approximately 85% of our The Home Depot customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. As a result of increased credit qualifications and the severe limitations on credit availability in the second half of 2008, we experienced an increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new sales orders. We are currently seeking alternative financing options for customers.

Seasonality

Our business is subject to seasonal trends. The generation of sales orders for our home improvement products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income.

Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

The Home Depot Agreement

The Home Depot Relationship.    We believe our relationship with The Home Depot is a significant factor to the achievement of our long-term growth. In May 2006, we entered into a three year service provider agreement, or SPA, with The Home Depot to sell and install our specialty home improvement products exclusively to The Home Depot customers in designated markets. Our principal product lines include kitchen and bathroom cabinet refacing products, including countertops and home organization systems for bedroom closets and garages. We are currently the sole provider of kitchen cabinet refacing products and service to The Home Depot in the United States.

On February 28, 2008, we and The Home Depot mutually agreed to extend the termination date of the SPA to February 28, 2011 and terminate the installed deck program under the SPA. At December 31, 2008, we had completed the manufacture, but not installation, of all of the pending deck orders for The Home Depot customers. We will continue to honor our warranty service obligations to The Home Depot customers who purchased our deck products.

In July 2008 we began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. We are currently working with the The Home Depot to provide a roll out of these products to be offered in markets where we currently offer our kitchen refacing products. We will begin this product roll out in the first quarter of 2009 and expect to have the roll out completed during the third quarter of 2009.

In December 2008 we entered into a franchise agreement with a subsidiary of The Home Depot which allows us to market, sell and apply a wood cabinet and floor refinishing system through selected The Home Depot stores in the Boston, Long Island and Philadelphia markets under the brand name of N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. We intend to roll out the N-Hance wood renewal system in these markets in the first quarter of 2009.

At December 31, 2008 our home improvement business served the The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores. Our bath products are offered in 17 markets which include approximately 567 stores.

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

To ensure fulfillment of our obligations upon termination of the SPA, The Home Depot may for a period of 90 calendar days following the date of notice of termination of the SPA, or for a period of 60 calendar days following the date of termination or expiration of the SPA, which ever period is greater, delay payment of up to 15% of outstanding invoices or a maximum of $2 million that would otherwise be due us under the SPA.

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

Marketing.    Although not required by the terms of the SPA, The Home Depot assists us with the marketing of our products and services by including them in its marketing programs and by providing us with sales leads generated by our in-store displays and The Home Depot marketing programs. We provide the in-store displays of our products and services, and training to The Home Depot sales personnel for marketing of our products and services, and we follow up sales leads with in-home visits to potential customers. Sales contracts generated from our in home visits are between the customer and The Home Depot. However, we provide the products, labor and installation services necessary to complete customer orders generated from The Home Depot sales leads and we are required to make necessary repairs to address any customer complaints or warranty claims. The SPA provides that The Home Depot will receive a marketing fee on each sales contract.

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

Employees

At December 31, 2008 we had approximately 823 employees, including 11 employees engaged in marketing activities, 370 sales representatives, 190 manufacturing and installation employees, and 252 management and administrative personnel.

Risks Factors

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties—many of which are beyond our control—as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Forward-looking statements may relate to such matters as our ability to obtain new customers under our agreement with The Home Depot, anticipated size or trends of the markets in which we compete and the anticipated competition in these markets, sales and revenue growth, state of the residential housing and credit markets, commodity price inflation, the effect of adopting certain accounting standards, and the demand for our products and services. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report and our Consolidated Financial Statements and related notes in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

As a result of the current economic recession, customer demand for home improvement products and the availability of financing have significantly declined which adversely affects our business.

Our business relies on consumer demand for our home improvement products and services and the availability of financing for home improvement projects. The current declining economic environment, low levels of consumer confidence and the downward pressure on home prices have adversely affected demand for home improvement products, such as kitchen and bath remodeling projects. Further, recent disruptions in credit markets, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability, have limited the ability of consumers to finance home improvements. Approximately 85% of our The Home Depot customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. In the second half of 2008, we experienced a significant increase in the number of customers who were declined financing for their home improvement project, which adversely impacted our new sales orders.

Although we believe the long-term outlook for the home improvement industry and our business is favorable, we cannot provide any assurances that current market conditions will not deteriorate further and we cannot predict the timing or strength of a recovery in the home improvement industry. Continued depressed activity levels in consumer spending for home improvement projects will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic turmoil may cause unanticipated shifts in consumer preferences and purchasing practices and in the business model and strategies of The Home Depot, our strategic partner. Such shifts may alter the nature and prices of home improvement products demanded by The Home Depot and its customers and could adversely affect our operating performance.

Termination of our service provider agreement with The Home Depot would significantly reduce our revenues, net income and available liquidity.

Since October 2003 our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. In May 2006 we entered into a three year service provider agreement with The Home Depot, which has been extended to February 2011. During the term of this agreement we have agreed not to enter into any agreement or other arrangements with The Home Depot competitors relating to the marketing, selling or providing of our products and installation services. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. As of December 31, 2008, all of our home improvement operations exclusively served The Home Depot customers in designated markets.

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

Our home improvement operations exclusively serve The Home Depot customers in designated markets. Our kitchen and bath refacing home improvement products are marketed under “The Home Depot Kitchen and Bathroom Refacing” brand. Since our business is very dependent on the commercial success and public image of The Home Depot and its home improvement products and services, adverse or negative publicity about The Home Depot could in turn negatively impact our revenues and net income.

Difficulties in meeting our installation staffing needs could impair our ability to complete projects on time, which could in turn negatively impact our revenues and impair our relationship with The Home Depot and its customers.

To fulfill our growth expectations, we must engage and retain a sufficient number of qualified independent contractor and employee installers. Historically, during periods of strong economic growth and low unemployment, we experience greater difficulty in meeting our installation labor resource needs. Our inability to engage and retain qualified installers may impede our ability to timely complete our home improvement projects which could reduce our revenues and impair our relationship with The Home Depot and its customers.

Rising costs, a reduction in the availability of financing, weather and other conditions in the United States could adversely affect our costs of doing business, demand for our products and services and negatively impact our revenues and net income.

Interest rates, fuel and other energy costs, labor costs, availability of financing, state of the residential housing and credit markets, consumer confidence and general economic outlook, weather, natural disasters, terrorism and other conditions that adversely affect consumer demand for our products and services could adversely affect our financial performance. These and other similar factors could result in a decline in customer leads and sales which would negatively impact our revenues and net income.

We may be unable to efficiently integrate acquisitions into our business, which could result in less than anticipated revenues or net income from such acquisitions.

Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. In pursuit of our strategy, we may consider strategic acquisitions or partnerships that will complement or expand our sales, marketing, installation or manufacturing synergies as well as additional products which we may be able to offer The Home Depot customers. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations and other risks affecting the acquired entity. The process of integrating acquired entities into our business will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. Any such acquisitions may not enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating acquisitions may result in less than anticipated revenues and net income from such acquisitions.

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

The success of our current business strategy depends to a significant extent on the continued services and experience of our executive officers and senior management team. Although we have entered into employment agreements with all of our executive officers, those agreements do not ensure their continued employment with us. If for any reason our executive officers or senior management do not continue to be active in management, our business could be disrupted, and we may experience a reduction in revenue or net income.

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

We are subject to pending class action litigation which could be costly.

We are a defendant in several pending class action, as yet uncertified, lawsuits predicated upon claims for wage and hour violations and unfair business acts and practices. We have denied liability and intend to vigorously defend these cases. However, even when there is no basis for imposing liability such lawsuits are particularly costly to defend and resolve due to their scope, complexity and the potentially significant exposure that is alleged. See “Legal Proceedings” included in this Annual Report on Form 10-K for additional information about litigation involving our business.

Seasonal factors can reduce our revenues and net income.

Our home improvement business is subject to seasonal trends. The generation of sales orders for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season. The seasonal variations generally negatively impact first quarter revenues and net income. Extreme weather conditions in the markets we serve sometimes negatively impact our revenues and net income.

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

PROPERTIES

As of December 31, 2008 we operated 44 home improvement sales and installation centers and we maintain a marketing center in Boca Raton, Florida. We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. Since we have ceased offering our deck products, we are actively marketing for sale our Woodbridge, Virginia manufacturing facility. We maintain our corporate office in Lewisville, Texas.

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

In June 2007, a class action, as yet uncertified, was filed by a home improvement customer of the The Home Depot against The Home Depot, Inc., Expo Designs Center, et al. (“Defendants”) in the Superior Court of the State of California for the County of Los Angeles, alleging certain unfair business acts and practices, violations of the California Consumer Legal Remedies Act and breach of contract. The case was subsequently removed to the U.S. District Court for the Central District of California. The Federal District Court granted Defendants’ Motion to Dismiss the Original Complaint. Plaintiffs, who are comprised of two home improvement customers of the Company and The Home Depot, filed their First Amended Complaint in October 2007, which included the Company as a defendant. Plaintiffs subsequently filed their Second Amended Complaint against Defendants on December 21, 2007, which contained basically the same allegations as the Original and First Amended Complaints. Plaintiffs assert the claims on their behalf and a class of all others similarly situated. Relief sought in the Second Amended Complaint includes unspecified damages, and other equitable relief and attorney fees. On April 9, 2008, the U.S. District Court granted Defendants’ Motion to Dismiss Plaintiffs’ Second Amended

Complaint and ordered Plaintiffs’ Complaint dismissed with prejudice. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company believes the claims by Plaintiffs are without merit and intends to vigorously defend this matter. At this time the Company cannot predict the outcome of this action or determine the amount of any potential damages.

In February 2009 a class action, as yet uncertified, was filed against the Company in the Superior Court of California for the County of Alameda, alleging certain violations of the California Labor Code, California Industrial Welfare Commission Wage Order 16-2001 and California Business and Professions Code. This action was filed by a former employee (“Plaintiff”). The Plaintiff asserts the claims on his behalf and a class of all others similarly situated. Relief sought in the complaint includes unspecified damages, injunctive and equitable relief, punitive damages, penalties (in addition to wages owed) and attorney fees. The Company believes the claims by Plaintiff are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

In February 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law. This action was filed by an employee of the Company (“Plaintiff”). The Plaintiff asserts claims on his behalf and as a collective action on behalf of all individuals who were employed by the Company as installers in the United States, with the exception of California, since February 24, 2006 and as a class action, as yet uncertified, on behalf of all individuals who were employed by the Company as installers in the State of New Jersey since February 24, 2007. Relief sought in the complaint includes injunctive and equitable relief, overtime wages, liquidated damages and penalties and attorneys fees. The Company believes the claims by Plaintiff are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

[ REST OF PAGE INTENTIONALLY LEFT BLANK ]

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices

The following table sets forth, for the quarters indicated, the range of closing high and low sales prices of our common stock as reported by the Nasdaq Global Market and its predecessor, Nasdaq National Market.

By Quarter Ended	Common Stock
	High	Low
Fiscal 2007
March 31, 2007	$13.16	$10.96
June 30, 2007	$16.00	$9.55
September 30, 2007	$10.47	$6.39
December 31, 2007	$7.36	$4.63
Fiscal 2008
March 31, 2008	$5.67	$2.98
June 30, 2008	$4.95	$3.31
September 30, 2008	$4.06	$3.29
December 31, 2008	$3.40	$1.67

As of March 10, 2009, there were 7,370,374 shares of our common stock outstanding held by approximately 193 stockholders of record.

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

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter, we repurchased 143,926 shares of our common stock at a cost of $335,251. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2008 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2008—October 31, 2008	18,113	$3.42	186,440	$1,298,768
November 1, 2008—November 30, 2008	44,989	$1.93	231,429	$1,211,875
December 1, 2008—December 31, 2008	80,824	$2.31	312,253	$1,025,533

(1)	The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through December 31, 2008 were 312,253 shares at a cost of approximately $974,000.

Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1) (2) (3)	366,213	$3.87	581,382
2004 Restricted Stock Plan(4)	18,602	$—	366,495
Equity compensation plans not approved by security holders	—	—	—

Total	384,815	$3.87	947,877

(1)	Our 2000 Stock Compensation Plan allows for the granting of share options to employees, directors and advisors.
(2)	Excludes 5,625 outstanding share options assumed in connection with the merger of U.S. Remodelers with us in 2001 at a weighted average exercise price of $8.40. We do not intend to issue any additional options under the assumed plans.
(3)	The maximum number of shares of common stock in respect to which options may be granted under the 2000 Stock Compensation Plan, or the 2000 Plan, is 3,000,000 shares without limitation, and the number of shares in respect of which options may be granted to any one person is 300,000 shares during any single calendar year. Our board of directors approved restricting the number of shares available for options under the 2000 Plan to 20% of the outstanding shares of common stock of the Company. The board retained the authority to increase the number of shares available for options under the 2000 Plan up to a maximum of 3,000,000 shares from time to time as may be necessary in the future to provide ample shares for options under the 2000 Plan for our employees, directors and advisors.
(4)	Pursuant to this plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. The Compensation Committee is authorized to grant up to a maximum of 500,000 restricted stock awards for our common stock under this Plan.

[ REST OF PAGE INTENTIONALLY LEFT BLANK ]

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2008, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$132,503	$123,275	$120,811	$98,122	$82,901
Cost of remodeling contracts	62,864	58,803	56,983	49,931	43,915
Gross profit	69,639	64,472	63,828	48,191	38,986
Costs and expenses:
Branch operations	9,031	8,022	7,392	5,300	3,118
Sales, marketing and license fees	48,541	42,692	40,638	33,270	28,978
General and administrative	10,652	9,903	8,888	8,210	8,078
Restructuring charge	—	—	—	1,321	—
Income (loss) from operations	1,415	3,855	6,910	90	(1,188)
Other income (expenses)(1)	(21)	257	(84)	(77)	(101)
Income tax expense (benefit)	619	1,701	2,729	3	(418)
Income (loss) from continuing operations	775	2,411	4,097	10	(871)
Income (loss) from discontinued operations, net of tax	—	(2,710)	122	(415)	271
Net income (loss)	$775	$(299)	$4,219	$(405)	$(600)
Net income (loss) per common share—basic:
Continuing operations	$0.10	$0.29	$0.50	$0.00	$(0.12)
Discontinued operations	$—	$(0.33)	$0.02	$(0.05)	$0.04
Net income (loss)	$0.10	$(0.04)	$0.52	$(0.05)	$(0.08)
Net income (loss) per common share—diluted:
Continuing operations	$0.10	$0.29	$0.49	$0.00	$(0.12)
Discontinued operations	$—	$(0.33)	$0.02	$(0.05)	$0.04
Net income (loss)	$0.10	$(0.04)	$0.51	$(0.05)	$(0.08)
Number of weighted-average shares of common stock outstanding
Basic	7,558,840	8,160,702	8,114,598	7,936,715	7,230,021
Diluted	7,582,871	8,277,402	8,295,233	8,059,563	7,230,021
Balance Sheet Data:
Cash and cash equivalents	$9,826	$11,616	$10,562	$4,417	$3,442
Marketable Securities	2,036	—	—	—	—
Total assets	31,889	35,307	38,801	74,358	71,643
Long-term debt and capital leases	2,745	2,861	3,080	45,435	42,537
Stockholders’ equity	$22,820	$22,759	$26,887	$21,049	$21,181

(1)	Includes interest expense, interest income, and other non-operating items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our audited financial statements for the years ended December 31, 2008, 2007 and 2006, and the notes to these financial statements included therein. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business—Risk Factors” and elsewhere in this report.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom kitchen and bathroom cabinet refacing products and organizational storage systems for closets and garages. We market, sell and install our products and installed services exclusively through The Home Depot under a service provider agreement (SPA).

During the period of June 2007 through August 2007 we opened new kitchen refacing sales and installation centers in Nashville, Tennessee, Birmingham, Alabama, Harrisburg, Pennsylvania and Rochester, New York. In March 2007 we launched a pilot program with The Home Depot for the introduction of countertop products in the Boston market. This product offering consists of laminate and solid-surface countertops, including Corian, Silestone and granite. We have completed the roll out of countertop products in all markets where we offer our kitchen refacing products.

In the quarter ended June 30, 2008, we completed the opening of kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania markets, encompassing approximately 96 The Home Depot stores.

In February 2008 we and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As a result, effective February 29, 2008, we ceased receiving customer leads from The Home Depot for our deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets, and on October 15, 2008 we ceased receiving customer leads in our remaining deck markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. At December 31, 2008 we had completed the manufacture, but not installation, of all pending deck orders for The Home Depot customers in these markets. We expect to complete the installation of the remaining orders in the first quarter of 2009.

We had planned to return to marketing our deck products under our own Designer Deck brand in the Northern Virginia, Maryland, Philadelphia and New Jersey markets after the phase-out of our deck products in The Home Depot stores was completed. However, as a result of a number of factors, in November 2008 we decided to completely cease offering deck products. Among other items, the factors we considered in making our decision included our growth strategy to concentrate our resources on offering products that can be distributed across a wider geographic footprint of our strategic partner, The Home Depot, our expectation for continuing depressed demand for deck products as a result of the softness in the housing market, and the immediate challenge and expense of reintroducing our Designer Deck brand as we enter the seasonal downturn for deck sales.

In July 2008 we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and the garage. We are currently working with The Home Depot to provide for a roll out of these products to be offered in markets where we currently offer our kitchen refacing products. We will begin this roll out in the first quarter of 2009 and complete the roll out in the third quarter of 2009. In connection with this product category we purchased a 33.33% membership interest in

Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizer systems and accessories. In conjunction with the membership interest, we entered into a consulting agreement with Blue Viking in which Blue Viking will provide us sales and marketing consulting to support our entry and expansion into the garage and home storage industry.

In December 2008 we entered into a franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly owned subsidiary of The Home Depot. The five year Franchise Agreement allows us to market, sell and apply a wood kitchen cabinet and wood floor refinishing system through selected The Home Depot stores in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. In connection with the Franchise Agreement, the Company paid a franchise fee of approximately $80,000. The franchise fee is included in “Other assets” on the Consolidated Balance Sheet.

At December 31, 2008, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores and 33 The Home Depot—Expo stores. Our bath products are currently offered in 17 markets which include approximately 567 stores. In the first quarter 2009, The Home Depot announced that it was closing its Expos stores.

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

Results of Operations

Results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007

	(In thousands) Year ended December 31,
	2008		2007
	$000%		$000%
Revenues	$132,503	100.0	$123,275	100.0
Costs of remodeling contracts	62,864	47.4	58,803	47.7

Gross Profit	69,639	52.6	64,472	52.3
Costs and expenses:
Branch operations	9,031	6.8	8,022	6.6
Sales, marketing and license fees	48,541	36.6	42,692	34.6
General and administrative	10,652	8.1	9,903	8.0

Operating income	1,415	1.1	3,855	3.1
Interest expense	171	0.1	212	0.2
Other income	150	0.1	469	0.4

Income from continuing operations before income taxes	1,394	1.1	4,112	3.3
Income tax expense	619	0.5	1,701	1.3

Net income from continuing operations	775	0.6	2,411	2.0
Net loss on discontinued operations, net of tax	—	—	(2,710)	(2.2)

Net income (loss)	$775	0.6	$(299)	(0.2)

Management’s Summary of Results of Operations.

Revenues for the year ended December 31, 2008 increased 7.5% to $132,503,000 as compared to $123,275,000 in the prior year period. Operating income was $1,415,000 in 2008 as compared with $3,855,000 in 2007. The decline in our operating profit reflected the following:

Item	$000 Increase (decrease) to Operating Income
Increase in revenues	$2,791
Increase in effective cost of marketing programs	(2,326)
Increase in 2008 operating costs for offices opened in 2008 and 2007	(1,181)
Increase in sales commission rates	(600)
Increase in legal fees	(636)
Charges related to ceasing deck products	(514)
Other	26

Total decrease in operating income	$(2,440)

Although we increased our revenues, we incurred higher operating expenses and one time charges resulting in a decline of our operating profit of $2,440,000. We believe the principal factors resulting in a decline of our operating income were:

•

Our marketing costs increased from 21.2% of revenues in 2007 to 22.8% in 2008. In June 2007 we initiated a new in-store marketing program to generate prospective customer leads. In our in-store program we principally utilize an independent marketing firm to staff The Home Depot stores. Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of two factors: (i) we pay a fee to both our third party marketing firm and The Home Depot on each sale, and (ii) our sales closing efficiencies are lower under the third party provider program than our other lead generation sources thereby increasing the effective fee rate of the program.

Although acquiring a customer lead in the in-store program has been more costly, the in-store program has been effective at generating a greater quantity of customer leads than we have previously achieved without the program. During 2008 we have generated a substantial portion of our customer leads and revenues through our in-store marketing program.

Consequently, the increase in marketing expenditures as a percentage of revenues is principally due to a higher cost of the in-store marketing program and mix of our business generated from the in-store program.

In the fourth quarter of 2008 we initiated an employee based in-store marketing program in selected markets. We plan to expand our employee model into additional The Home Depot stores to supplement our third party provider and to establish a presence in a greater number of The Home Depot stores. We are continuing to evaluate the effectiveness of the in-store program as well as utilizing media and direct mail where we believe our expenditures will provide an appropriate return.

•

Our fixed sales and branch operating costs increased approximately $801,000 in 2008 in markets we opened during 2008. In addition, our expenses increased $380,000 in markets we opened in 2007 as these markets were only open a portion of the prior year. Although these markets generated revenues in 2008, in the aggregate, we incurred an operating loss of $642,000 in these markets in 2008.

•

In November 2007 management implemented certain changes to our sales compensation programs, including an increase in the commission rate we pay our sales associates on each sale. As a result of the commission rate increase, sales commissions increased $600,000 during 2008.

•

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In addition, we are vigorously defending ourselves against certain potential class action law suits (see “Legal Proceedings”). Although we believe the claims by the plaintiffs are without merit and we do not anticipate the amount of ultimate liability with respect to these actions will materially affect our financial position or results of operations, at this time, we cannot predict the outcome of these actions or determine the amount of any potential damages. Our legal fees as a result of these actions have increased $636,000 in 2008.

•

In connection with our decision to cease offering deck products we recorded charges of $514,000 in 2008. These charges included $484,000 for inventory and equipment asset write-downs, and $30,000 for severance and other shutdown related expenditures.

Our new orders, excluding orders for deck products, increased $6,994,000 or 6.6%, to $113,128,000 in 2008 from $106,134,000 in 2007. New orders from markets open in 2008 were $3,090,000. Excluding new orders from new markets, management attributes the increase in new orders to an increase in the number of customer appointments generated from our in-store marketing program.

Despite the success of our in-store marketing program, we believe that economic pressures, including the softness in the housing market, uncertainty in the credit markets and rising unemployment have had an adverse effect on our generation of new orders. As these conditions worsened throughout 2008, our new orders (excluding deck products) in the second half of 2008 declined 11% from the first half of 2008, and fell approximately 4% from the second half of 2007. A key contributor to the decline was a reduction in the number of customers approved for financing. Approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. In the second half of 2008 we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders.

Our net income from continuing operations was $775,000, or $0.10 per diluted share, for 2008 as compared to $2,411,000, or $0.29 per share, in 2007. Consolidated net income was the same as net income from continuing operations in 2008 as compared to a net loss of $299,000, or $0.04 per share, for 2007.

Outlook:    Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. Although we believe the long-term outlook for the home improvement industry and our business is favorable, we expect similar weakness in the current economic environment to prevail in the first half of 2009. We cannot predict if current market conditions will deteriorate further or the timing or strength of a recovery in the home improvement industry. We believe that continuing economic pressures, along with a significantly lower backlog of orders at December 31, 2008, and continued higher costs to acquire customers, will negatively affect our operating results for the first half of 2009. Management expects the Company to incur an operating loss in the first quarter of 2009. Management will continue to address the operating environment to focus on its marketing strategy, and as necessary, make cost adjustments to support its long term objectives.

Results of Operations—Detail Review

Revenues for the year ended December 31, 2008 increased 7.5% to $132,503,000 as compared to $123,275,000 in the prior year period. Approximately 70% of the increase, or $6,498,000, was realized in markets that were opened prior to 2008. The remaining 30% of the increase, or $2,730,000, resulted from new sales and installation centers we opened in Ohio and Pennsylvania.

	(In thousands)
	Year ended December 31,		Increase
	2008	2007	$
Markets opened prior to 2008	$129,773	$123,275	$6,498
Markets opened in 2008	2,730	—	2,730

Total Home Improvement revenues	$132,503	$123,275	$9,228

Revenues and new orders for the years ended December 31, 2008 and 2007, and backlog of uncompleted orders at December 31, 2008 and 2007 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2008	2007	2008	2007	2008	2007
Kitchen refacing and Countertops	$110,543	$92,634	$104,417	$95,883	$12,245	$18,371
Bathroom refacing	8,981	10,298	8,370	10,220	763	1,374
Decks	12,665	20,343	8,784	22,066	359	4,240
Organizers	314	—	341	31	58	31

Total Home Improvement	$132,503	$123,275	$121,912	$128,200	$13,425	$24,016

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $8,534,000 or 8.9%, to $104,417,000 in 2008 from $95,883,000 in 2007. New orders from markets opened in 2008 were $3,090,000. Excluding new orders from new markets, management attributes the increase in new orders to an increase in the number of customer appointments generated from our in-store marketing program which we initiated in late June 2007.

As economic conditions worsened throughout 2008, our new orders for kitchen and countertop products in the second half of 2008 declined 11% from the first half of 2008 and fell 2.5% from the second half of 2007. A key contributor to the decline was a reduction in the number of customers approved for financing.

Revenues from kitchen refacing and countertop products increased $17,909,000 or 19.3%, to $110,543,000 in 2008 from $92,634,000 in 2007. The increase in revenues principally reflects higher new orders in the current period and reduced installation cycle time. We generally complete the installation of a new order in approximately 60 days from the date of the order. However, in the first half of 2008 we increased our production and installation capacity resulting in reduced cycle time and increased revenues in the second half of 2008.

Bathroom refacing – New orders for bath products declined $1,850,000 or 18.1%, to $8,370,000 in 2008 from $10,220,000 in 2007. Management attributes the decline in bath product new orders to the Company’s promotional emphasis on its kitchen products. Management intends to increase its marketing efforts for bath products in 2009.

Revenues from bathroom refacing products were $8,981,000 in the year ended December 31, 2008 as compared with $10,298,000 in the prior year.

Decks – New orders for deck products were $8,784,000 in 2008 as compared with $22,066,000 in 2007 and revenues were $12,665,000 and $20,343,000, respectively. The decline in deck new orders and revenues reflects the phase out of our deck products in The Home Depot stores.

Gross profit for the year ended December 31, 2008 was $69,639,000, or 52.6% of revenues, as compared with $64,472,000, or 52.3% of revenues, in the prior year period. The increase in gross profit in dollar terms is principally due to the increase in revenues.

In connection with our decision to cease offering deck products we incurred charges of $395,000 for asset write downs which are included in “Cost of remodeling contracts” in our Consolidated Statements of Operations. These charges reduced gross profit by 30 basis points. Excluding the deck related charges, gross profit as a percentage of revenue increased 60 basis points due to favorable product mix (14 basis points), improved kitchen and bath refacing product margins from price increases and production efficiencies (16 basis points), and the leveraging effect of our fixed production costs over higher revenues (30 basis points).

Branch operating expenses were $9,031,000 as compared to $8,022,000 for the years ended December 31, 2008 and 2007, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses increased $421,000 as a result of the expansion of our operations in new markets opened in 2008. Branch operating expenses in 2008 increased $380,000 in markets which we opened in 2007 as a result of having a full year of operating costs. The remaining increase of $208,000 is principally due to increased wages.

Marketing expenses were $30,239,000, or 22.8% of revenues in the year ended December 31, 2008 as compared with $26,185,000, or 21.2% of revenues last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions on each sale associated with our in-store marketing program, advertising, and personnel and facility costs related to maintaining our marketing center.

In June 2007 we initiated a new in-store marketing program. Concurrent with the initiation of the in-store program we reduced our advertising expenditures on media and direct mail as these mediums’ response rates have failed to meet our requirements. We believe the in-store program is more effective than these mediums and therefore during 2008 we continued to expand this program into additional The Home Depot stores. In our in-store program we principally utilize an independent marketing firm to staff The Home Depot stores. We pay a commission fee on each customer lead generated under the program that results in a new sales order. The commission fee is expensed to marketing expense when the related contract revenues are recognized. If certain performance criteria are met, a bonus is payable to the marketing firm, and if the criteria are not met, a refund is due us which reduces the effective rate of the program. In the fourth quarter 2008, we initiated our own employee-based program in selected The Home Depot stores. We plan to expand our employee model into additional select stores to supplement our third party provider and to establish a presence in a greater number of The Home Depot stores.

Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of the combined fees we pay to our third party marketing firm, or similar costs to employ our employee in-store model, and The Home Depot fee on each sale. However, the in-store program has been effective at generating a greater quantity of customer leads than we have previously achieved without the program.

Consequently, the increase in marketing expenditures as a percentage of revenues is principally due to an increase in the mix of our business which is generated from our in-store program at a higher effective cost. We are continuing to evaluate the effectiveness of the in-store program as well as utilizing media and direct mail where we believe our expenditures will provide an appropriate return.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, travel and recruiting expenses were $18,302,000, or 13.8% of revenues for the year ended December 31, 2008, as compared to $16,507,000, or 13.4% of revenues in the prior year period. Sales expense increases included $948,000 for sales commissions and related payroll taxes resulting from higher revenues, $600,000 in higher sales commissions from an increase in the sales commission rate we pay our sales representatives, $273,000 for expansion of our operations in new markets opened in 2008, and a $90,000 asset impairment charge related to in-store deck displays.

General and administrative expenses were $10,652,000, or 8.1% of revenues for the year ended December 31, 2008, as compared to $9,903,000, or 8.0% of revenues in the prior year period. The increase in general and administrative expense was principally the result of an increase of $137,000 in personnel costs, including salaries, benefits, bonuses and payroll taxes, $298,000 in recruiting expenses primarily related to sales personnel, and $636,000 in legal fees offset by a worker’s compensation insurance refund of $117,000.

Our effective income tax rate from continuing operations in 2008 reflects changes in the mix and amount of permanent tax differences and state taxes as compared to last year. Our effective income tax rate increased in 2008 to 44.4% of pretax income as compared to 41.4% last year.

Discontinued Operations

Effective September 30, 2007, we exited the consumer finance business when our finance subsidiary, First Consumer Credit, Inc., or FCC, entered into an asset purchase agreement with FCC Finance, LLC, or FCC-Finance, whereby FCC sold substantially all of its assets to FCC-Finance for approximately $2.6 million in a buyout led by management of the consumer finance subsidiary. Included among the assets sold were FCC’s portfolio of retail installment contracts, or RIOs, FCC’s servicing asset, furniture, fixtures, equipment, goodwill and certain intellectual property. Assets retained included cash and certain accounts receivable. As a result of the transaction, the financial operating results of FCC for all periods have been reclassified as discontinued operations in our Consolidated statement of operations.

In connection with the transaction, FCC recognized a pre-tax loss of $1,370,000, which included a write down of goodwill related to the finance business unit. Because the goodwill associated with the finance business did not qualify as a tax deduction under tax regulations, the transaction resulted in a taxable gain for which we recognized an income tax expense on the transaction of approximately $910,000. The resulting net loss from the transaction was $2,280,000. Excluding the loss from the transaction, FCC incurred a net loss of $430,000 in the year ended December 31, 2007.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At December 31, 2008, we had approximately $9,826,000 in cash and cash equivalents and $2,036,000 in marketable securities. Working capital at December 31, 2008 was $16,375,000.

Cash generated from operations was $2,512,000 in the year ended December 31, 2008. Net cash provided by operations in the year ended December 31, 2007 was $1,547,000. We utilized $863,000 for capital expenditures in 2008, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. We also purchased shares in a tax free municipal bond fund in the amount of $2,040,000. In 2008 we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizational systems and accessories, for $195,000. We believe garage organizational systems are a growing home improvement product category that will fit well into our product portfolio and distribution channel.

On March 13, 2008, the Board of Directors also authorized an additional repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases under this authorization through December 31, 2008 were 312,253 shares at a cost of approximately $974,000.

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

At December 31, 2008, principal and interest payments due under our contractual obligations were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$2,745	$214	$1,359	$352	$820
Operating leases	8,182	3,011	4,176	995	—

	$10,927	$3,225	$5,535	$1,347	$820

The principal balance of long term debt and lines of credit consisted of the following at December 31, 2008 and 2007.

	December 31,
	2008	2007
Frost Term loan	$1,133,330	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,545,556	1,661,673
Other	66,004	—

	$2,744,890	$2,861,673

Our term loan is related to our kitchen manufacturing facility in Charles City, Virginia. Interest only on the term note was paid monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (3.18% at December 31, 2008 and 6.83% at December 31, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

We also have a mortgage on our Woodbridge, Virginia deck warehousing, manufacturing and office facilities. The mortgage is secured by this property. Interest on the mortgage is 7.25% and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). On December 18, 2008 we renewed and amended our loan agreement and the Borrowing Base Line of Credit. The Borrowing Base Line of Credit, as amended, allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At December 31, 2008 we had no balance outstanding under the Borrowing Base Line of Credit, and had a borrowing capacity of approximately $3,104,000. The Borrowing Base Line matures May 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

Our credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at December 31, 2008.

In connection with our agreement with The Home Depot we will open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our initiatives in 2009 with The Home Depot will include the introduction of additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

We believe that current economic pressures will persist in the first half of 2009. In addition, we expect that the effective costs to acquire customers in 2009 will remain higher than our historic levels. In the aggregate we expect these factors will negatively affect our operating results for the first half of 2009. However, we believe we will be successful in executing our initiatives and that we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund the expansion of our operations under our agreement with The Home Depot for the next 12-18 months. However, if we need additional capital to execute our business strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

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

Warranty

Our products are covered by specific warranties. For our kitchen, bathroom, countertop and organization systems products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and, a limited warranty covering defective materials. For our deck products, we provide a one-year warranty covering defective workmanship, a three-year warranty on structure and a limited three-year warranty against rot, decay and termites. Although we have ceased offering our deck products, we will continue to honor our warranty service obligations to The Home Depot customers who purchased our deck products.

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

Each quarter we re-evaluate our estimate of accrued warranty obligations. If our warranty experience were to deteriorate, or if our independent subcontractors were not available to correct defective workmanship, our warranty costs could increase and additional reserves may be required. For example, at December 31, 2008, based on historical experience, we estimated our warranty obligation cost per claim at 0.7% of the sales order amount. If, given our same estimated claim experience, our warranty cost per claim were to increase 10%, we would be required to increase our accrued warranty obligation at December 31, 2008 by approximately $30,000.

Goodwill

The Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. Due to the current economic environment, the Company’s stock price and market capitalization declined in the past quarter. As a result, the Company concluded that indicators have emerged that required impairment testing to be performed as of December 31, 2008.

Accordingly, the Company completed tests for impairment of goodwill at December 31, 2008. For purposes of assessing impairment under SFAS No. 142, the Company is a single reporting unit. We determined the fair value of our reporting unit at December 31, 2008 based on a weighting of market and income approaches. Under the income approach, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The Company places greater emphasis on the income approach because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach includes consideration of recent trends in our market capitalization and an expected control premium, based on comparable transaction history. Based upon the results of this testing, the Company concluded that no impairment of goodwill existed at December 31, 2008.

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

Stock Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, stock based compensation is estimated at the grant date based on the award’s fair value as calculated by the Black Scholes (BS Model)option pricing model and is recognized as expense over the requisite service period. The BS Model requires various highly judgmental assumptions including volatility and expected option life. In addition, we are required to estimate the expected forfeiture rate of options and awards and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If any of these assumptions change significantly, stock based compensation expense is adjusted accordingly.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No.159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. We adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157, as applied to financial assets and financial liabilities, did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009. The adoption of this second phase of SFAS 157 in January 2009 will not have a material effect on the Company’s results of operations or financial position.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP was effective for the Company on January 1, 2009. The adoption of FSP 142-3 will not have a material effect on the Company’s consolidated financial statements.

In November 2008, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, “Equity Method Investment Accounting Considerations,” to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised 2007), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. EITF Issue 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. The Company adopted EITF Issue 08-6 effective January 1, 2009. EITF Issue 08-6 will only affect the Company’s financial condition or results of operations if the Company makes any future investments accounted for under the equity method.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in VIE or off-balance sheet transactions.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

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

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (c) Exhibits:

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3(bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen—U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

Exhibit Number	Description of Exhibit
+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner
+10.11(f)	Amended and Restated 2000 Stock Compensation Plan

+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit
10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43(o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44(p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

Exhibit Number	Description of Exhibit
+10.46(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49(r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50*	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51*	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

10.52*	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53*	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54*	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55*	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

21.1(s)	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 16, 2009 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/S/ MURRAY H. GROSS
Murray H. Gross, Chairman, President and Chief Executive Officer

By:	/S/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009.

Signature	Title	Date

/S/ MURRAY H. GROSS	Chairman, President, Chief Executive Officer and Director	March 16, 2009
Murray H. Gross

/S/ ROBERT A. DEFRONZO	Secretary/Treasurer and Chief	March 16, 2009
Robert A. DeFronzo	Financial Officer (Principal Accounting Officer)

/S/ RICHARD GRINER	Director	March 16, 2009
Richard Griner

/S/ DON A. BUCHHOLZ	Director	March 16, 2009
Don A. Buchholz

/S/ LARRY A. JOBE	Director	March 16, 2009
Larry A. Jobe

/S/ KENNETH W. MURPHY	Director	March 16, 2009
Kenneth W. Murphy

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 16, 2009

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$9,825,528	$11,615,593
Marketable securities	2,036,049	—
Accounts receivable-trade, net	3,060,337	3,792,553
Accounts receivable-other	28,060	99,027
Income tax receivable	574,303	1,059,143
Commission advances	863,405	1,324,855
Inventories, net	3,538,637	5,207,705
Prepaid advertising and marketing	1,272,535	1,166,296
Prepaid expenses—other	835,512	850,376
Deferred income taxes	568,737	645,404

Total current assets	22,603,103	25,760,952

Property, plant, and equipment, net	2,518,849	5,556,963
Assets held for sale	2,514,643	—
Goodwill	3,589,870	3,589,870
Other assets	662,391	399,359

Total assets	$31,888,856	$35,307,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,968,908	$5,822,989
Accrued wages, commissions, bonuses and vacation	1,396,326	1,736,014
Federal and state taxes payable	616,182	748,519
Long-term debt, current portion	214,254	189,454
Other accrued liabilities	1,032,778	1,083,545

Total current liabilities	6,228,448	9,580,521
Deferred income taxes	309,942	295,450
Long-term debt, net of current portion	2,530,636	2,672,219
Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 7,654,196 and 8,347,153 shares issued; 7,341,943 and 7,610,060 shares outstanding at December 31, 2008 and 2007, respectively	7,654	8,347
Additional capital	15,449,223	20,173,056
Retained earnings	8,337,420	7,562,857
Treasury stock, at cost, 312,253 and 737,093 shares at December 31, 2008 and 2007, respectively	(974,467)	(4,985,306)

Total stockholders’ equity	22,819,830	22,758,954

Total liabilities and stockholders’ equity	$31,888,856	$35,307,144

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
Revenues from remodeling contracts	$132,502,981	$123,275,204	$120,811,246
Costs of remodeling contracts	62,864,359	58,803,121	56,983,100

Gross profit	69,638,622	64,472,083	63,828,146
Costs and expenses:
Branch operations	9,030,777	8,021,988	7,392,220
Sales and marketing expense	48,540,797	42,692,179	40,638,036
General and administrative	10,652,137	9,902,863	8,888,058

Income from operations	1,414,911	3,855,053	6,909,832
Interest expense	170,823	212,485	415,927
Other income, net	149,911	469,630	332,049

Income from continuing operations before income taxes	1,393,999	4,112,198	6,825,954
Income tax expense	618,942	1,701,308	2,729,222

Income from continuing operations	775,057	2,410,890	4,096,732
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(749)	(2,123,415)	190,987
Income tax expense (benefit)	(255)	586,260	68,295

Income (loss) from discontinued operations	(494)	(2,709,675)	122,692

Net income (loss)	$774,563	$(298,785)	$4,219,424

Net income (loss) per common share:
Basic:
Continuing operations	$0.10	$0.29	$0.50
Discontinued operations	—	(0.33)	0.02

Net income (loss)	$0.10	$(0.04)	$0.52

Diluted:
Continuing operations	$0.10	$0.29	$0.49
Discontinued operations	—	(0.33)	0.02

Net income (loss)	$0.10	$(0.04)	$0.51

Weighted average common shares outstanding:
Basic	7,558,840	8,160,702	8,114,598

Diluted	7,582,871	8,277,402	8,295,233

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Unearned Compensation Restricted Stock Awards	Retained Earnings	Note Receivable For Stock Issued	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2006	7,976,286	$7,976	—	—	$17,887,394	$(213,224)	$3,642,218	$(274,950)	$21,049,414
Adoption of SFAS No. 123	(45,542)	(45)	—	—	(213,179)	213,224	—	—	—
Issuance of common stock on stock option exercises and releases of restricted stock awards	267,416	267	—	—	569,755	—	—	—	570,022
Issuance of common stock in exchange for services	12,000	12	—	—	92,388	—	—	—	92,400
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	263,679	—	—	—	263,679
Payment of note receivable for stock issued	—	—	—	—	—	—	—	274,950	274,950
Stock compensation	—	—	—	—	416,900	—	—	—	416,900
Net income	—	—	—	—	—	—	4,219,424	—	4,219,424

Balance at December 31, 2006	8,210,160	8,210	—	—	19,016,937	—	7,861,642	—	26,886,789
Issuance of common stock on stock option exercises and releases of restricted stock awards	136,993	137	—	—	574,461	—	—	—	574,598
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	245,088	—	—	—	245,088
Purchase of Treasury Stock	—	—	737,093	(4,985,306)	—	—	—	—	(4,985,306)
Stock compensation	—	—	—	—	336,570	—	—	—	336,570
Net loss	—	—	—	—	—	—	(298,785)	—	(298,785)

Balance at December 31, 2007	8,347,153	8,347	737,093	(4,985,306)	20,173,056	—	7,562,857	—	22,758,954
Issuance of common stock on stock option exercises and releases of restricted stock awards	44,136	44	—	—	(44)	—	—	—	—
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	(32,397)	—	—	—	(32,397)
Purchase of Treasury Stock	—	—	312,253	(974,467)	—	—	—	—	(974,467)
Retirement of Treasury Stock	(737,093)	(737)	(737,093)	4,985,306	(4,984,569)	—	—	—	—
Stock compensation	—	—	—	—	293,177	—	—	—	293,177
Net income	—	—	—	—	—	—	774,563	—	774,563

Balance at December 31, 2008	7,654,196	$7,654	312,253	$(974,467)	$15,449,223	$—	$8,337,420	$—	$22,819,830

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$774,563	$(298,785)	$4,219,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,163,194	1,310,380	1,310,673
Net provision for loan losses and bad debts	68,881	(12,119)	816,580
Gains from loan portfolio sales	—	—	(819,170)
Write-down of long-lived assets	242,350	—	—
Stock based compensation	293,177	336,570	509,300
Excess income tax benefit from stock option exercises and awards released	32,397	(245,088)	(263,679)
Loss on disposal of assets	6,305	1,369,899	—
Changes in operating assets and liabilities:
Accounts and other receivables	734,303	1,269,826	(1,797,259)
Inventories	1,669,068	(948,839)	(951,919)
Commission advances and prepaid expenses	370,075	(1,583,225)	(275,294)
Accounts payable	(2,854,081)	3,145,036	(1,440,422)
Accrued expenses	(357,991)	(479,845)	568,590
Income taxes	411,265	(2,689,756)	2,447,899
Other assets and liabilities, net	(41,480)	373,302	206,267

Net cash provided by operating activities	2,512,026	1,547,356	4,530,990

Cash flows from investing activities
Purchases of property, plant, and equipment	(863,127)	(1,061,837)	(1,046,994)
Proceeds from sale of assets	—	2,656,172	18,069
Proceeds from sale of RIOs	—	—	51,715,449
Purchase of finance receivables	—	—	(29,638,091)
Customer payments on finance receivables	—	104,185	22,179,505
Principal return of participation investment	—	2,191,285	(2,191,285)
Purchase of marketable securities	(2,040,062)	—	—
Purchase of equity method investment	(195,000)	—	—
Franchise fee	(14,251)	—	—

Net cash provided by (used in) investing activities	(3,112,440)	3,889,805	41,036,653

Cash flows from financing activities
Proceeds from lines of credit and long-term borrowings	—	—	12,545,867
Principal payments on lines of credit, long-term debt	(182,787)	(217,920)	(54,901,582)
Change in restricted cash	—	—	1,824,012
Payments received on notes receivable	—	—	274,950
Excess income tax benefit (expense) from stock option exercises and awards released	(32,397)	245,088	263,679
Purchase of treasury stock	(974,467)	(4,985,306)	—
Issuance of common stock	—	574,598	570,022

Net cash used in financing activities	(1,189,651)	(4,383,540)	(39,423,052)

Net increase (decrease) in cash and cash equivalents	(1,790,065)	1,053,621	6,144,591
Cash and cash equivalents at beginning of year	11,615,593	10,561,972	4,417,381

Cash and cash equivalents at end of year	$9,825,528	$11,615,593	$10,561,972

Supplemental disclosure of cash flow information
Interest paid	$177,867	$216,444	$2,995,377

Cash payments of income taxes, net of refunds	$109,058	$5,163,362	$505,242

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products. The Company’s principal product lines include kitchen and bathroom cabinet refacing products and related accessories.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The significant estimates that the Company makes include the allowance for doubtful accounts, reserves for excess and obsolete inventories, reserves for warranty claims, valuation of goodwill, and taxes, including sales and use taxes and state income taxes. Actual results could differ from those estimates.

Fair Value

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the SFAS No. 157 hierarchy as of December 31, 2008.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure at fair value eligible financial assets and liabilities that are not otherwise measured at fair value, and report unrealized gains and losses for these items in current earnings at each subsequent reporting date (the “fair value option”). The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect the fair value option. The adoption of SFAS No. 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2008, management believes that the carrying value of long-term debt approximates its fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank accounts and money market funds.

Investments

The Company accounts for short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2008, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on quoted market prices which is considered Level 1 in the SFAS 157 hierarchy. For the year ended December 31, 2008 the Company recognized $43,000 in interest earnings and an unrealized holding loss of approximately $4,000. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the year ended December 31, 2008, the Company’s share of losses from affiliated entities was approximately $10,000 and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses, is included in “Other assets” on the Company’s Consolidated Balance Sheet at December 31, 2008.

Commission Advances

Sales commissions are earned and finally calculable upon completion of installation of a sales order. Commission advances represent payments made against estimated sales commissions on sales orders received but not yet completed. The balance of any sales commission due is paid upon completion of the sales order. In the event a sales order is cancelled after the commission advance, or if the final calculated earned sales commission is less than the commission advance, such excess is recoverable from any and all subsequent final commission payments. The Company provides for estimated losses of uncollectible commission advances based upon specific identification of problem accounts and historical losses. Commission advances are reported net of estimated losses of $15,000 and $48,000 at December 31, 2008 and 2007, respectively.

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

At December 31, 2008, all of the Company’s trade receivables are due from The Home Depot.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Accounts Receivable-trade

Trade accounts receivable consist of amounts due from The Home Depot. Trade accounts receivable are reported net of allowance for doubtful accounts. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts and expected default rates based on historical default rates. An allowance for losses is established through a provision for bad debts charged against income. The Company charges off accounts against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The change in the allowance for bad debts is as follows:

	Year ended December 31,
	2008	2007	2006
Balance at beginning of year	$131,378	$246,205	$253,201
Provisions for doubtful accounts	68,881	(12,119)	73,223
Write-offs, net of recoveries	(59,101)	(102,708)	(80,219)

Balance at end of year	$141,158	$131,378	$246,205

Inventories

Inventories (consisting of raw material and work-in-process) are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Amounts in work-in process inventories relate to costs expended on firm orders and include material, labor and manufacturing overhead costs. The Company recognizes inventory reserves for unusable, slow-moving and obsolete items. As of December 31, 2008 and 2007, inventories are reflected net of reserves of $276,000 and $131,000, respectively.

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

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at December 31, 2008 and 2007 is $3,589,870.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. Due to the current economic environment, the Company’s stock price and market capitalization declined in the past quarter. As a result, the Company concluded that indicators have emerged that required impairment testing to be performed as of December 31, 2008.

Accordingly, the Company completed tests for impairment of goodwill at December 31, 2008. For purposes of assessing impairment under SFAS No. 142, the Company is a single reporting unit. We determined the fair value of our reporting unit at December 31, 2008 based on a weighting of market and income approaches. Under the income approach, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The Company places greater emphasis on the income approach because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach includes consideration of recent trends in our market capitalization and an expected control premium, based on comparable transaction history. Based upon the results of this testing, the Company concluded that no impairment of goodwill existed at December 31, 2008.

Intangible Assets

Intangible assets other than goodwill consist of license/franchise agreements which allow the Company to sell certain products in selected markets. The gross carrying value of intangible assets was $332,760 at December 31, 2008 and $ 252,505 at December 31, 2007, and accumulated amortization was $117,836 and $92,585, respectively. Intangible assets are amortized on a straight line basis, with estimated useful lives based on the terms of the license/franchise agreement. Amortization expense is estimated to be approximately $40,000 each year for the next five years. Intangible assets are included in “Other Assets” on the Company’s Consolidated Balance Sheet.

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

Revenue Recognition

Remodeling contract revenue is recognized in accordance with contract accounting utilizing the completed contract method. The completed contract method is used due to the short-term nature of our contracts. Revenue is recognized upon substantial completion and acceptance by the customer of each home improvement contract. Cost of remodeling contracts represents the costs of direct materials and labor associated with installation and manufacturing costs, including shipping and handling costs.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores. The Company expenses all such costs as incurred.

In connection with the Company’s in-store marketing program, the Company engages an unaffiliated service provider whose function is to generate prospective customer leads for the Company in designated The Home Depot stores. For each customer lead in which the Company enters into a sales order, the service provider receives a fee. The Company prepays the service provider fee upon entry into the sales order with the customer, however, the fee is not finally earned and calculable until completion of installation of the respective sales order. The Company records the advance payment in prepaid expense and recognizes the final expense in marketing expenses upon completion of installation of the sales order. If a sales order is cancelled after the advance payment, or if the final calculated earned fees are less than the advance payment, such excess is refundable by the service provider. Commission advances to the service provider of $1,273,000 and $1,166,000 are recorded as Prepaid advertising and marketing as of December 31, 2008 and 2007 respectively.

Marketing expense also includes marketing fees paid to The Home Depot on each sale.

Advertising and marketing expenses were approximately $30,239,000, $26,185,000 and $24,268,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax examinations by tax authorities for tax years prior to 2005.

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

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$274,770	$282,780	$246,629
Provision for warranty expenses	1,002,526	1,378,207	1,048,286
Warranty costs incurred	(978,929)	(1,386,217)	(1,012,135)

Balance at end of year	$298,367	$274,770	$282,780

Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive common stock equivalents except when those equivalents would be anti-dilutive.

Discontinued Operations

On October 2, 2007, the Company sold substantially all of the assets of its consumer finance business segment, First Consumer Credit, Inc. As such, the Company has reclassified the operating results of its consumer finance segment as discontinued operations for all periods presented. The Company classifies a business component that has been disposed as a discontinued operation if the cash flows of the component are separately identifiable, have been eliminated from the Company’s ongoing operations and the Company will no longer have any significant continuing involvement in the component. The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the Consolidated Statements of Operations.

As a result of the disposition of the Company’s consumer finance business, the Consolidated Balance Sheet as of December 31, 2007 does not include any assets or liabilities of discontinued operations. The cash flows of discontinued operations have not been reclassified. See Note 13 for additional information regarding the Company’s discontinued operations.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company will adopt SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157, as applied to financial assets and financial liabilities, did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009. The adoption of this second phase of SFAS 157 in January 2009 will not have a material effect on the Company’s results of operations or financial position.

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

In November 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-6, “Equity Method Investment Accounting Considerations,” to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised 2007), Business Combinations, and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. EITF Issue 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. The Company adopted EITF Issue 08-6 effective January 1, 2009. EITF Issue 08-6 will only affect the Company’s financial condition or results of operations if the Company makes any future investments accounted for under the equity method.

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

Prior to September 30, 2007, the Company was engaged in two lines of business, the home improvement business and the consumer finance business. The Company’s reporting segments were based on these same lines of business. Effective September 30, 2007, the Company sold substantially all of the assets of its consumer finance business, the results of which are reported in discontinued operations. (See Note 13.) Accordingly, the Company’s current reporting segment consists only of the home improvement business. In the home improvement business, the Company manufactures or procures, designs, sells and installs custom kitchen and bathroom cabinet refacing products, and organization storage systems for closets and garages. The Company’s home improvement products are marketed through a variety of sources including, direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

Since October 2003, the Company’s home improvement operations have engaged in an expansion program with The Home Depot. In May 2006, the Company entered into a three year service provider agreement (“SPA”) with The Home Depot which, among other items, provides that the Company will not offer its products or installation services under any brand or trademark other than as approved by The Home Depot. Prior to this agreement, in addition to the Company marketing its products under the brands “The Home Depot Kitchen and Bathroom Refacing” and “The Home Depot Installed Decks”, the Company also marketed it products directly to consumers under the “CENTURY 21 Cabinet Refacing” and “CENTURY 21 Home Improvements” brands or the Company’s own “Facelifters” and “Designer Deck” brands.

On February 28, 2008, the Company and The Home Depot mutually agreed to extend the termination date of the SPA to February 28, 2011 and to expand the Company’s kitchen cabinet refacing and countertop products into additional markets in Ohio and Pennsylvania. In addition, the Company and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As a result, effective February 29, 2008, the Company ceased receiving customer leads from The Home Depot for deck products in the Midwest, Boston, Connecticut, Virginia Beach and Atlanta markets, and on October 15, 2008, the Company ceased receiving customer leads in its remaining deck markets, including Northern Virginia, Maryland, Philadelphia, New Jersey and New York. The Company will continue to honor its warranty service obligations to existing The Home Depot deck customers.

The Company had planned to return to marketing its deck products under its own Designer Deck brand in the Northern Virginia, Maryland, Philadelphia and New Jersey markets after the phase-out of its deck products in The Home Depot stores. However, as a result of a number of factors, on November 11, 2008 the Company determined that upon completion of the existing deck orders it would cease offering deck products. The primary factors the Company considered in making its decision included (i) its growth strategy to concentrate its resources on offering products that can be distributed across a wider geographic footprint of its strategic partner, The Home Depot, (ii) the Company’s expectation for continuing depressed demand for deck products as a result of the softness in the housing market, and (iii) the immediate challenge and expense of reintroducing the Company’s Designer Deck brand during the seasonal downturn for deck sales.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

As of December 31, 2008, the Company had completed the manufacture, but not installation, of all pending deck orders. The Company is actively marketing for sale its Woodbridge, Virginia deck manufacturing facility and equipment. In connection with the Company’s decision to cease offering deck products, the Company has recorded charges of approximately $514,000 in 2008 including $150,000 for write-down of equipment assets, $245,000 for write-down of raw materials inventories, $89,000 for write-off of in-store deck displays and $30,000 for severance costs and other shutdown related expenses. The Company’s Woodbridge manufacturing facility did not require an impairment charge at December 31, 2008 as the carrying value was determined to be lower than the fair value. Management has considered all information available at the time the estimate is made in determining the fair value of assets held for sale; however, the fair value ultimately realized upon the sale of the assets could differ from the estimated amounts reflected in our Consolidated Balance Sheets.

In July 2008 the Company and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for bedroom closets and garages. The Company is currently working with The Home Depot to provide for a roll out of these products to be offered in markets where the Company currently offers its kitchen refacing products. The Company will begin this roll out in the first quarter of 2009 and complete the roll out in the third quarter of 2009. In connection with this product category, the Company purchased a 33.33% membership interest in Blue Viking Storage, LLC, a distributor of garage organizer systems and accessories. In conjunction with the membership interest, the Company entered into a marketing consulting agreement with Blue Viking in which Blue Viking will provide the Company sales and marketing consulting to support its entry and expansion into the garage and home storage industry.

In December 2008 the Company entered into a franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly owned subsidiary of The Home Depot. The Franchise Agreement allows for the Company to market, sell and apply a wood kitchen cabinet and wood floor refinishing system through selected The Home Depot Stores in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. In connection with the Franchise agreement, the Company paid a franchise fee of approximately $80,000 which is included in “Other assets” on the Consolidated Balance Sheet.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Home Improvement Product Lines:
Kitchen refacing and countertops	$110,543	$92,634	$82,786
Bathroom refacing	8,981	10,298	11,174
Decks	12,665	20,343	26,789
Organizers	314	—	—
Other	—	—	62

Total Home Improvement revenues	$132,503	$123,275	$120,811

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

The percentage of home improvement revenues attributable to our major brands are as follows:

	Year ended December 31,
	2008	2007	2006
The Home Depot	100%	100%	94%
Century 21 Home Improvements	—	—	2
Company Brands	—	—	4

Total	100%	100%	100%

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

4.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 clarifies that fair value is a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs which are supported by little or no market activity.

In accordance with SFAS No. 157, we measure our cash equivalents and marketable securities at fair value using quoted market prices.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurement at reporting date using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$3,909,506	$3,909,506	—	—
Marketable securities:
Municipal Bond funds	$2,036,049	$2,036,049	—	—

Total assets	$5,945,555	$5,945,555	—	—

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Inventories

Inventories, net of applicable reserves, consisted of the following:

	December 31,
	2008	2007
Raw materials	$2,292,598	$2,897,093
Work-in-progress	1,246,039	2,310,612

Total	$3,538,637	$5,207,705

In connection with the Company’s decision in November 2008 to cease offering deck products, the Company recorded a charge of approximately $245,000 to write-down deck raw materials to their expected net realizable value. The charge reflects the Company’s remaining deck raw materials at December 31, 2008 for which there are no remaining deck product sales orders to be manufactured. The Company has estimated the net realizable value of the remaining inventory based upon current offers it has received from buyers for certain materials. The write-down charge is included in “Costs of remodeling contracts” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008.

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2008	2007
Buildings and improvements	$735,931	$3,644,181
Machinery and equipment	3,009,413	3,709,805
Furniture, fixtures, and computer equipment	5,377,186	5,061,718
Leasehold improvements	573,247	472,354
Construction in process	48,755	74,560

	9,744,532	12,962,618
Less accumulated depreciation and amortization	(7,275,683)	(7,805,655)

	2,468,849	5,156,963
Land	50,000	400,000

	$2,518,849	$5,556,963

Depreciation and amortization expense related to property, plant and equipment was approximately $1,377,000, $1,258,000, and $1,287,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. In connection with the Company’s decision to cease offering deck products, the Company recorded a charge of approximately $239,000 to write-down manufacturing equipment assets at the Company’s Woodbridge, Virginia deck manufacturing facility and in-store displays at certain The Home Depot stores. The charge is included in depreciation expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2008.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Property, Plant, and Equipment (Continued)

At December 31, 2008, the Company was actively marketing for sale of the deck manufacturing equipment and facility. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified these assets as Assets Held For Sale on the Company’s Consolidated Balance Sheet.

7.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	December 31,
	2008	2007
Frost Term loan	$1,133,330	$1,200,000
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,545,556	1,661,673
Other	66,004	—

Total Long-Term Debt	2,744,890	2,861,673
Less Current Portion	214,254	189,454

Long-Term Portion	$2,530,636	$2,672,219

Maturities of debt under the Company’s credit facilities as of December 31, 2008, are as follows:

2009	$214,254
2010	227,084
2011	1,131,530
2012	170,179
2013	181,641
Thereafter	820,202

Total	$2,744,890

Frost Loan Agreement

On December 18, 2008 the Company amended and restated its loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement as amended provides for a $4 million borrowing base line of credit (the “Borrowing Base Line of Credit”). The Company’s existing term loan in the original amount of $1,200,000 (the “Term Loan”) was not affected by the amendment. The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan—In February 2006 the Company exercised its option to purchase its kitchen manufacturing facility in Charles City, Virginia. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (3.18% at December 31, 2008 and 6.83% at December 31, 2007) until February 10, 2008. Thereafter, a monthly principal payment of $6,667 is payable plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At December 31, 2008, the Company had outstanding borrowings of $1,133,000 under the term loan.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Credit Facilities (Continued)

Borrowing Base Line of Credit—The Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At December 31, 2008 the Company had no balance outstanding under the Borrowing Base Line of Credit, and had a borrowing capacity of approximately $3,104,000.

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at LIBOR, plus 2%, through April 2, 2009, and thereafter, at the prime rate of the lender, plus one half of one percent. The Borrowing Base Line of Credit matures May 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and fixed charge coverage; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company is in compliance with all restrictive covenants at December 31, 2008.

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

In connection with the Company’s decision to cease offering deck products, the Company is offering for sale its Woodbridge facility. Upon sale, the Company’s mortgage on the building will be retired using the proceeds from the sale.

Other

In December 2008 the Company entered into a five year franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly owned subsidiary of The Home Depot. The Franchise Agreement provides for the Company to market, sell and install a wood kitchen cabinet and wood floor refinishing system in selected The Home Depot Stores under the brand name N-Hance. The Franchise agreement provides for the Company to pay a franchise fee of $80,255 of which $66,004 is financed. The interest rate on the note is 8.0%. The note is payable in 56 monthly principal and interest payments commencing April 1, 2009 in the amount of $1,416.

8.	Commitments and Contingencies

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Rent expense recognized under non-cancelable operating leases was approximately $3,618,822, $3,530,000 and $3,258,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Commitments and Contingencies (Continued)

Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2008, are as follows:

2009	$3,010,782
2010	2,544,997
2011	1,630,939
2012	769,872
2013	225,698

Total minimum lease payments	$8,182,288

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

9.	Capitalization

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

On March 13, 2008, the Board of Directors also authorized an additional repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases under this authorization through December 31, 2008 were 312,253 shares at a cost of approximately $974,000.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Reserve for doubtful accounts	$64,260	$73,766
Compensation accruals	209,600	263,741
Accruals and reserves	224,656	318,417
Inventory reserves	156,165	88,581
Other	37,791	68,919

Total gross deferred tax assets	692,472	813,424

Deferred tax liabilities:
Prepaid expenses	(145,188)	(181,138)
Depreciation	(288,489)	(282,332)

Total gross deferred tax liabilities	(433,677)	(463,470)

Net deferred tax asset	$258,795	$349,954

Deferred taxes consisted of the following:
Current deferred income taxes	$568,737	$645,404
Noncurrent deferred income taxes	(309,942)	(295,450)

Net deferred tax asset	$258,795	$349,954

The provision (benefit) for income taxes from continuing operations at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	Year Ended December 31,
	2008	2007	2006
Federal tax at statutory rate	$473,960	$1,398,147	$2,320,824
State income taxes, net of federal tax benefit	138,226	306,524	368,068
Other	6,756	(3,363)	40,330

Total income taxes	$618,942	$1,701,308	$2,729,222

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal
Continuing operations	$367,580	$1,243,130	$3,383,624
Discontinued operations	(255)	451,265	(56,928)

	367,325	1,694,395	3,326,696

State
Continuing operations	160,203	518,513	272,602
Discontinued operations	—	17,227	15,350

	160,203	535,740	287,952

Total current	527,528	2,230,135	3,614,648

Deferred:
Federal
Continuing operations	74,408	(19,570)	(1,218,296)
Discontinued operations	—	98,828	92,329

	74,408	79,258	(1,125,967)

State
Continuing operations	16,751	(40,765)	291,292
Discontinued operations	—	18,940	17,544

	16,751	(21,825)	308,836

Total deferred	91,159	57,433	(817,131)

Total income taxes from continuing operations	618,942	1,701,308	2,729,222
Total income taxes from discontinued operations	(255)	586,260	68,295

Total income taxes	$618,687	$2,287,568	$2,797,517

11.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. For the year ended December 31, 2006, the Company made contributions to the employee savings plan of $83,000. The Company did not make contributions for the years ended December 31, 2008 and 2007.

12.	Stock Based Incentive Plans

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

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

Pursuant to the Company’s Restricted Stock Plan, the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the compensation committee. The compensation committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant up to a maximum of 500,000 shares of common stock. At December 31, 2008, 366,495 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock issued under the Restricted Stock Plan and may elect to receive restricted stock in lieu of their quarterly cash compensation. During the year ended December 31, 2008, the Company issued 19,930 shares to non-employee directors as compensation and recorded approximately $73,000 of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance.

Compensation Cost Recognized

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under SFAS No. 123R the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense for awards on a ratable basis over the vesting period.

For the years ended December 31, 2008, 2007 and 2006, stock based compensation consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Stock compensation from:
Stock Options	$39,000	$11,000	$200,000
Stock Awards	254,000	326,000	217,000

Total Compensation Cost	$293,000	$337,000	$417,000

Tax Benefit Recognized	$99,000	$127,000	$85,000

Stock Options

The Company’s 2000 Stock Compensation Plan (the “Plan”) provides for up to 3,000,000 shares of common stock with respect to which options may be granted under the Plan, subject to appropriate equitable adjustment in

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. The Board of Directors of the Company approved further restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. At December 31, 2008, options to purchase 581,382 shares of common stock were available for grant under the Plan.

The following information summarizes stock options outstanding and exercisable at December 31, 2008:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$1.8500 - $ 1.8500	198,000	$1.85	9.86	66,006	$1.85
$3.4400 - $ 4.9500	63,705	$3.60	2.30	63,705	$3.60
$4.9501 - $ 6.7100	22,768	$6.12	4.91	22,768	$6.12
$6.7101 - $ 8.5800	78,001	$8.17	3.00	78,001	$8.17
$8.5801 - $10.4800	9,364	$9.92	.52	9,364	$9.92

	371,838	$3.94	6.59	239,844	$5.09

A summary of the Company’s stock option activity and related information for the years ended December 31, 2008, 2007 and 2006, are as follows:

	2008			2007			2006
	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	234,194	$6.09		358,115	$6.15		650,979	$4.86
Granted	198,000	1.85		—	—		53,001	$8.49
Exercised	—	—		(111,375)	6.11		(325,693)	$3.97
Forfeited, canceled or Expired	(60,356)	5.42		(12,546)	7.66		(20,172)	$5.83
Outstanding at end of year	371,838	$3.94	$147	234,194	$6.09	$119	358,115	$6.15	$1,856
Exercisable at end of year	239,844	$5.09	$49	227,247	$6.07	$119	325,349	$6.17	$1,682
Weighted average fair value of options granted during the year	$0.50	—	—	—	—	—	$2.52	—	—

During 2007, 20,000 shares were exercised by tendering 8,119 shares of the Company’s common stock to pay the exercise price. The total intrinsic value of options exercised (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) during 2007 and 2006 was $786,000 and $1,569,000, respectively. There were no options exercised during 2008.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

During 2008 and 2006, the Company granted to employees and directors options to purchase 198,000 and 53,001 shares of the Company’s common stock, respectively. No options were granted in 2007. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the years ended December 31, 2008 and 2006 were determined with the following assumptions:

	Assumptions
	2008	2006
Weighted average fair value of grants	$0.50	$2.52
Risk-free rate of return	2.97%	5.0%
Expected life	3 years	3 years
Expected volatility	35%	35%
Expected dividend yield	0%	0%

The risk-free interest rate assumption is determined using the Federal Reserve nominal rates of U.S. Treasury zero coupon bonds with maturities similar to the expected term of the award being valued. For options granted in 2008, the risk-free interest rate utilized was 0.92% for the first year and 2.97% for remainder of the expected life of the options. The expected term of options granted is based on the Company’s historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based upon management’s estimate of future volatility for the Company’s stock price. When estimating future volatility, the Company considers a number of factors, including the Company’s historical stock price volatility, the Company’s expected growth under its program with The Home Depot and the economic environment. The Company has not declared any dividends during 2008, 2007 and 2006.

Additionally, SFAS 123(R) requires the Company to estimate pre-vesting forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.

Compensation expense related to stock options was approximately $39,000, $11,000, and $200,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had $62,000 total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.86 years.

Restricted Stock Awards

For the years ended December 31, 2008, 2007 and 2006, restricted stock award activity is as follows:

	2008		2007		2006
	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant
Outstanding at beginning of year	44,758	$9.33	47,333	$7.67	45,542	$5.85
Granted	19,930	3.67	31,662	$11.08	28,438	$9.42
Vested	(44,136)	6.36	(33,737)	$8.64	(26,138)	$6.45
Forfeited, canceled or expired	(1,950)	7.82	(500)	$5.79	(509)	$6.14
Outstanding at end of year	18,602	$10.46	44,758	$9.33	47,333	$7.66

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

The Company recognizes compensation expense for restricted stock awards on a ratable basis over the vesting period. Compensation expense related to restricted stock awards was approximately $254,000 ($155,000 net of tax benefit), $326,000 ($199,000 net of tax benefit) and $217,000 ($132,000 net of tax benefit) for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, the Company had excess tax expense from restricted stock classified as a financing cash in flow of approximately $32,000.

As of December 31, 2008, the Company had $54,000 total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted average period of .75 years.

The Company’s Awards are not performance based and vest with continued employment. Awards are generally subject to forfeiture in the event of termination of employment.

13.	Discontinued Operations

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

The goodwill associated with the finance business did not qualify as a tax deduction under tax regulations. Consequently, for income tax purposes, the transaction resulted in a taxable gain and the Company recognized an income tax liability of approximately $910,000 at December 31, 2007.

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

14.	Income (loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year ended December 31,
	2008	2007	2006
Income (loss) applicable to common stockholders:
Income from continuing operations	$775,057	$2,410,890	$4,096,732
Income (loss) from discontinued operations	(494)	(2,709,675)	122,692

Income (loss) applicable to common stockholders	$774,563	$(298,785)	$4,219,424

Weighted average shares outstanding—basic	7,558,840	8,160,702	8,114,598
Effect of dilutive securities	24,031	116,700	180,635

Weighted average shares outstanding—diluted	7,582,871	8,277,402	8,295,233

Net income (loss) per basic share:
Continuing operations	$0.10	$0.29	$0.50
Discontinued operations	—	(0.33)	0.02

Net income (loss) per basic share	$0.10	$(0.04)	$0.52

Net income (loss) per diluted share:
Continuing operations	$0.10	$0.29	$0.49
Discontinued operations	—	(0.33)	0.02

Net income (loss) per diluted share	$0.10	$(0.04)	$0.51

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the years ended December 31, 2008, 2007 and 2006, approximately 140,282, 5,253 and 20,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2008				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$31,947	$35,485	$34,982	$30,089	$28,084	$31,601	$34,249	$29,341
Gross Profit	16,560	18,924	18,281	15,874	14,723	17,186	17,760	14,803
Income (loss) from continuing operations	(5)	720	600	(540)	419	1,189	1,236	(434)
Discontinued operations	—	—	—	—	(187)	(88)	(2,466)	32
Net income (loss)	(5)	720	600	(540)	232	1,101	(1,230)	(402)
Net income (loss) from continuing operations per common share:
Basic	$.00	$.09	$.08	$(.07)	$0.05	$0.14	$0.15	$(0.05)
Diluted	$.00	$.09	$.08	$(.07)	$0.05	$0.14	$0.15	$(0.05)
Discontinued operations per common share:
Basic	$.00	$.00	$.00	$.00	$(0.02)	$(0.01)	$(0.30)	$0.00
Diluted	$.00	$.00	$.00	$.00	$(0.02)	$(0.01)	$(0.30)	$0.00
Net income (loss) per common share:
Basic	$.00	$.09	$.08	$(.07)	$0.03	$0.13	$(0.15)	$(0.05)
Diluted	$.00	$.09	$.08	$(.07)	$0.03	$0.13	$(0.15)	$(0.05)
Weighted average common shares outstanding
Basic	7,632,862	7,615,984	7,560,231	7,427,708	8,248,571	8,317,910	8,229,691	7,851,257
Diluted	7,632,862	7,621,046	7,566,459	7,427,708	8,423,843	8,464,828	8,229,691	7,851,257

16.	Subsequent Events

On February 4, 2009, the Company reported the resignation of Peter T. Bulger as President and Chief Operating Officer of the Company.

The Company and Mr. Bulger entered into a Separation Agreement and General Release of Claims (“Agreement”). Pursuant to the terms of the Agreement the Company shall pay Mr. Bulger a total of $383,250 payable as follows:

(1)	$50,000 payable on February 24, 2009 in consideration of the release and waiver of claims as defined in the Agreement;

(2)	$33,250 payable on February 24, 2009 to Mr. Bulger for his consulting services through February 2, 2010; and

(3)	$300,000 payable $25,000 per month beginning March 2, 2009 and ending on February 2, 2010 in consideration of certain restrictive covenants agreed to by Mr. Bulger.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3(bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11(f)	Amended and Restated 2000 Stock Compensation Plan

IOE-1

Exhibit Number	Description of Exhibit
+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

IOE-2

Exhibit Number	Description of Exhibit
+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.
10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43(o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44(p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

IOE-3

Exhibit Number	Description of Exhibit
+10.48(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49(r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50*	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51*	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

10.52*	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53*	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54*	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55*	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

21.1(s)	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.

IOE-4

(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE-5