Form 10-Q
period 2009-03-31
US HOME SYSTEMS INC
filed 2009-05-13
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

As of May 7, 2009 there were 7,338,731 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,169,950	$9,825,528
Marketable securities	2,061,150	2,036,049
Accounts receivable-trade, net of allowance for doubtful accounts of $160,984 and $141,158, respectively	3,572,216	3,060,337
Accounts receivable-other	59,587	28,060
Income tax receivable	465,406	574,303
Commission advances	780,971	863,405
Inventories	3,178,020	3,538,637
Prepaid marketing	962,292	1,272,535
Prepaid expenses	769,289	835,512
Deferred income taxes	1,193,260	568,737

Total current assets	22,212,141	22,603,103

Property, plant, and equipment, net	2,423,041	2,518,849
Assets held for sale	2,514,643	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	922,892	662,391

Total assets	$31,662,587	$31,888,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,162,806	$2,968,908
Accrued wages, commissions, bonuses and vacation	2,095,526	1,396,326
Federal and state taxes payable	682,480	616,182
Long-term debt, current portion	219,335	214,254
Other accrued liabilities	906,655	1,032,778

Total current liabilities	7,066,802	6,228,448
Deferred income taxes	310,491	309,942
Long-term debt, net of current portion	2,474,213	2,530,636

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,685,365 and 7,654,196 shares issued; 7,347,015 and 7,341,943 shares outstanding at March 31, 2009 and December 31, 2008, respectively	7,686	7,654
Additional capital	15,452,510	15,449,223
Retained earnings	7,377,333	8,337,420
Treasury stock, at cost, 338,350 and 312,253 shares at March 31, 2009 and December 31, 2008, respectively	(1,026,448)	(974,467)

Total stockholders’ equity	21,811,081	22,819,830

Total liabilities and stockholders’ equity	$31,662,587	$31,888,856

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2009	2008
Revenues from remodeling contracts	$26,170,421	$31,947,036
Cost of remodeling contracts	11,690,267	15,386,752

Gross profit	14,480,154	16,560,284

Costs and expenses:
Branch operations	2,095,864	2,164,030
Sales and marketing expense	11,181,097	11,706,988
General and administrative	2,759,822	2,696,697

Loss from operations	(1,556,629)	(7,431)

Interest expense	38,352	40,573
Other income	35,840	40,967

Loss from continuing operations before income taxes	(1,559,141)	(7,037)
Income tax benefit	(599,054)	(2,694)

Loss from continuing operations	(960,087)	(4,343)

Discontinued operations:
Loss on discontinued operations	—	(749)
Income tax benefit	—	(255)

Loss from discontinued operations	—	(494)

Net loss	$(960,087)	$(4,837)

Net loss per common share – basic and diluted
Continuing operations	$(0.13)	$0.00
Discontinued operations	0.00	0.00

Net loss per common share	$(0.13)	$0.00

Weighted average common shares outstanding – basic and diluted:	7,351,835	7,653,624

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2009

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	7,654,196	$7,654	312,253	$(974,467)	$15,449,223	$8,337,420	$22,819,830
Stock compensation	—	—	—	—	49,528	—	49,528
Releases of restricted stock awards	31,169	32	—	—	(32)	—	—
Tax expense applicable to release of stock awards	—	—	—	—	(46,209)	—	(46,209)
Purchase of treasury stock	—	—	26,097	(51,981)	—	—	(51,981)
Net loss						(960,087)	(960,087)

Balance at March 31, 2009	7,685,365	$7,686	338,350	$(1,026,448)	$15,452,510	$7,377,333	$21,811,081

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(960,087)	$(4,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,551	310,609
Stock compensation	49,528	89,215
Tax expense applicable to release of stock awards	46,209	32,011
Net provision for bad debt	25,000	—
Loss on disposal of assets and asset impairment	18,278	94,911
Unrealized gain on marketable securities	(12,346)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(568,406)	(2,333,279)
Inventories	360,617	(169,173)
Commission advances and prepaid expenses	458,900	(203,379)
Accounts payable	193,898	(1,420,710)
Accrued wages, commissions, bonuses and vacation	699,200	458,081
Income taxes	(494,988)	(100,947)
Other assets and liabilities, net	(425,102)	(16,439)

Net cash used in operating activities	(384,748)	(3,263,937)

Cash flows from investing activities
Purchases of property, plant, and equipment	(111,696)	(230,312)
Purchase of marketable securities	(12,755)	—
Other	3,153	—

Net cash used in investing activities	(121,298)	(230,312)

Cash flows from financing activities
Principal payments on lines of credit, long-term debt, and capital leases	(51,342)	(34,915)
Tax expense applicable to release of stock awards	(46,209)	(32,011)
Purchase of treasury stock	(51,981)	—

Net cash used in financing activities	(149,532)	(66,926)

Net decrease in cash and cash equivalents	(655,578)	(3,561,175)
Cash and cash equivalents at beginning of period	9,825,528	11,615,593

Cash and cash equivalents at end of period	$9,169,950	$8,054,418

Supplemental disclosure of cash flow information
Interest paid	$38,352	$47,736

Cash payments of income taxes	$5,853	$53,045

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”) is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, laminate and solid surface countertop products and organization storage systems for closets and garages.

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and require the use of complex judgment in their application. Except as discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which changes how an entity accounts for the acquisition of a business. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and recognizes and measures goodwill acquired in the purchase. SFAS No. 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company adopted SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have an effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis. The FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company applied the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009. The adoption did not have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The Company adopted FSP 142-3 on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on the consolidated financial statements. The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the three months ended March 31, 2009 and 2008 the Company

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

did not incur any costs to renew or extend its franchise agreements which are classified as intangible assets. The Company expects to continue to renew its franchise agreements at the end of their respective terms and therefore does not anticipate any significant effect on its expected future cash flows related to these products.

In November 2008, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 08-6, “Equity Method Investment Accounting Considerations,” to clarify accounting and impairment considerations involving equity method investments after the effective date of both SFAS No. 141(R), SFAS No. 160. EITF Issue 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. The Company adopted EITF Issue 08-6 effective January 1, 2009. EITF Issue 08-6 will only affect the Company’s financial condition or results of operations if the Company makes any future investments accounted for under the equity method.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the earnings allocation in computing basic earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The Company implemented EITF 03-06-1 effective January 1, 2009. Certain of the Company’s unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents. Upon adoption of FSP EITF 03-6-1, the Company retrospectively adjusted its weighted average common shares outstanding and earnings per share data for the quarter ended March 31, 2008 to conform with the provisions in FSP EITF 03-6-1. See Note 9.

In April 2009, the FASB issued FSP No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 will be effective for the Company for the quarter ending June 30, 2009. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption to have a material impact on its consolidated financial statements.

Investments

The Company accounts for short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At March 31, 2009, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on quoted market prices which is considered Level 1 in the SFAS 157 hierarchy. For the three months ended March 31, 2009 the Company recognized $18,986 in interest earnings and an unrealized holding gain of $12,346. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three months ended March 31, 2009, the Company’s share of losses from affiliated entities was approximately $3,000 and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses, is included in “Other assets” on the Company’s Consolidated Balance Sheet at March 31, 2009.

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at March 31, 2009 and December 31, 2008 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company evaluated its goodwill for impairment at December 31, 2008 and determined there was no impairment.

During the quarter ended March 31, 2009, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2008 analysis. Management considered a number of factors such as the nature of the Company’s business, estimates of future cash flows and the impact of the current economic condition and concluded that there was no impairment at March 31, 2009.

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

The Company’s current reporting segment consists only of the home improvement business. In the home improvement business, the Company manufactures or procures, designs, sells and installs custom kitchen and bathroom cabinet refacing products, laminate and solid surface countertops and organization storage systems for closets and garages. The Company’s home improvement products are marketed through a variety of sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (SPA) which terminates on February 28, 2011. At March 31, 2009, the Company’s home improvement business served The Home Depot customers in 42 markets covering 27 states. The Company’s kitchen products are available in all 42 markets and bath products are available in 17 markets.

On February 28, 2008, the Company and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As of March 31, 2009, the Company had completed the manufacture of all customer orders for deck products and had one remaining customer order to complete the installation. The Company is actively marketing for sale its Woodbridge, Virginia deck manufacturing facility and equipment. The Company’s Woodbridge manufacturing facility did not require an impairment charge at March 31, 2009 as the carrying value was determined to be lower than the fair value. Management has considered all information available in determining the fair value of assets held for sale; however, the fair value ultimately realized upon the sale of the assets could differ from the estimated amounts reflected in the Consolidated Balance Sheets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3.	Information About Segments (Continued)

In 2008 the Company and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for bedroom closets and garages. The Company is currently working to roll out these products in markets where it currently offers kitchen refacing products. As of March 31, 2009, the Company had introduced these products in 8 of its 42 markets. Management believes the roll out will be completed in the third quarter of 2009. In connection with this product category, in 2008 the Company purchased a 33.33% membership interest in Blue Viking Storage, LLC, a distributor of garage organizer systems and accessories. In conjunction with the membership interest, the Company entered into a marketing consulting agreement with Blue Viking in which Blue Viking will provide the Company sales and marketing consulting to support its entry and expansion into the garage and home storage industry.

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

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Home Improvement Product Lines:
Kitchen refacing and countertops	$24,069	$27,341
Bathroom refacing	1,663	2,156
Decks	277	2,395
Organizers	112	55
N-Hance	49	—

Total Home Improvement revenues	$26,170	$31,947

All of our home improvement revenues are from The Home Depot. Our home improvement business is subject to seasonal trends. The generation of new orders through our relationship with The Home Depot for our kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

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

Level 3 — Unobservable inputs which are supported by little or no market activity.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4.	Fair Value (Continued)

In accordance with SFAS No. 157, we measure our cash equivalents and marketable securities at fair value using quoted market prices.

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$3,913,820	$3,913,820	—	—
Marketable securities:
Municipal Bond funds	$2,061,150	$2,061,150	—	—
Total assets	$5,974,970	$5,974,970	—	—

5.	Inventories

Inventories, net of applicable reserves, consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$2,261,148	$2,292,598
Work-in-progress	916,872	1,246,039

Total	$3,178,020	$3,538,637

6.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2009	December 31, 2008
Frost Term loan	$1,113,329	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,515,191	1,545,556
Other	65,028	66,004

Total Long-Term Debt	2,693,548	2,744,890
Less Current Portion	219,335	214,254

Long-Term Portion	$2,474,213	$2,530,636

Frost Loan Agreement

The Company has a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement as amended provides for a $4 million borrowing base line of credit (the “Borrowing Base Line of Credit”) and a term loan (the “Term Loan”). The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan – The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (3.23% at March 31, 2009 and 3.18% at December 31, 2008) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At March 31, 2009, the Company had outstanding borrowings of $1,113,329 under the term loan.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6.	Credit Facilities (Continued)

Borrowing Base Line of Credit—The Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2009 the Company had no balance outstanding under the Borrowing Base Line of Credit, and had a borrowing capacity of approximately $3,800,000.

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at LIBOR, plus 2%, through April 2, 2009, and thereafter, at the prime rate of the lender, plus one half of one percent. The Borrowing Base Line of Credit matures May 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company’s credit facility covenants were amended effective the quarter ended March 31, 2009. The Company is in compliance with all restrictive covenants at March 31, 2009.

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

Other

In December 2008 the Company entered into a five year franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly owned subsidiary of The Home Depot. The Franchise Agreement provides for the Company to market, sell and install a wood kitchen cabinet and wood floor refinishing system in selected The Home Depot Stores under the brand name N-Hance. The Franchise Agreement provided for the Company to pay a franchise fee of $80,255 of which $66,004 was financed. The interest rate on the note is 8.0%. The note is payable in 56 monthly principal and interest payments commencing April 1, 2009 in the amount of $1,416.

7.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

8.	Treasury Stock

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. During the three months ended March 31, 2009 the Company repurchased 26,097 shares at a cost of approximately $52,000. Cumulative repurchases under this authorization through March 31, 2009 were 338,350 shares at a cost of approximately $1,026,000. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9.	Income (loss) Per Share

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the earnings allocation in computing basic earnings per share under the two-class method described in SFAS No. 128. All prior period weighted average common shares outstanding and earnings per share data presented were adjusted retrospectively to conform with the provisions of this pronouncement.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended March 31,
	2009	2008
Net loss applicable to common stockholders:
Net loss from continuing operations	$(960,087)	$(4,343)
Net loss from discontinued operations	—	(494)

Net loss applicable to common stockholders	$(960,087)	$(4,837)

Weighted average shares outstanding – basic	7,351,835	7,653,624
Effect of dilutive securities	—	—

Weighted average shares outstanding – diluted	7,351,835	7,653,624

Net income (loss) per share – basic and diluted:
Continuing operations	$(0.13)	$0.00
Discontinued operations	0.00	0.00

Net income (loss) per share	$(0.13)	$0.00

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three months ended March 31, 2009 and 2008, approximately 360,000 and 183,400 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2009 included herein, and our audited financial statements for the years ended December 31, 2008, 2007 and 2006, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our principal product lines include custom kitchen and bathroom cabinet refacing products, laminate and solid-surface countertop products, and organizational storage systems for closets and garages. We market, sell and install our products and installed services exclusively through The Home Depot under a service provider agreement (SPA).

At March 31, 2009, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores. Our bath products are currently offered in 17 markets which include approximately 567 stores.

Last year, in the quarter ended June 30, 2008, we completed the opening of kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania markets, encompassing approximately 96 The Home Depot stores.

In February 2008 we and The Home Depot agreed to terminate the installed deck program under the SPA. As a result, we began the transition to cease offering deck products. At March 31, 2009 we had one remaining deck order to complete the installation.

Also last year we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and the garage. We are currently working to roll out offering these products in all markets where we currently offer our kitchen refacing products. At March 31, 2009, we had completed the introduction of these products in 8 markets. We expect to complete the roll out into the remaining markets in the third quarter of 2009.

In December 2008 we entered into a franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly owned subsidiary of The Home Depot. The five year Franchise Agreement allows us to market, sell and apply a wood kitchen cabinet and wood floor refinishing system through selected The Home Depot stores in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. We began marketing these products in the first quarter 2009.

During the first quarter, we have generated approximately $550,000 in new sales orders for our home organization and N-Hance products.

In September 2007 we sold the assets of our consumer finance subsidiary and exited the consumer finance business. As a result of the transaction, the financial operating results from this business have been classified as discontinued operations in our Consolidated Statements of Operations.

Results of Operations

Results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	(In Thousands) Three months ended March 31,
	2009		2008
	$	%	$	%
Revenues	26,170	100.0	31,947	100.0
Costs of remodeling contracts	11,690	44.7	15,387	48.2

Gross Profit	14,480	55.3	16,560	51.8

Costs and expenses:
Branch operations	2,096	8.0	2,164	6.8
Sales and marketing expense	11,181	42.7	11,706	36.6
General and administrative	2,760	10.6	2,697	8.4

Operating loss	(1,557)	(6.0)	(7)	0.00
Interest expense	38	0.1	41	0.1
Other income	36	0.1	41	0.1

Loss from continuing operations before income taxes	(1,559)	(6.0)	(7)	0.00
Income tax benefit	(599)	(2.3)	(2)	0.00

Net loss from continuing operations	(960)	(3.7)	(5)	0.00
Net loss on discontinued operations, net of tax	—	—	—	—

Net loss	(960)	(3.7)	(5)	0.00

Management’s Summary of Results of Operations.

For the first quarter ended March 31, 2009, we had a net loss of $960,000, or $0.13 per share as compared to a net loss of $5,000, or $0.00 per share in the first quarter ended March 31, 2008. The widening loss in the current period reflects the prolonged weakness in the economic environment. The underlying macro economic factors including the weak housing market, rising unemployment and tightness in the consumer credit markets have resulted in reduced availability of consumer financing and a lack of consumer confidence which has had an adverse impact on our generation of new orders and underutilization of our production capacity. Although we have made certain cost adjustments in our operations, the decline in new orders and revenues has deleveraged our operating infrastructure and increased our effective cost of marketing.

Excluding deck products, which we ceased offering in 2008, our new orders for the first quarter ended March 31, 2009 declined approximately 16.5% to $24,756,000 as compared to $29,630,000 in the same period last year. The decline in new orders principally reflects a reduction in the number of customers approved for financing and a decline in sales close rates. Approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Since the second half of 2008 we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely affecting our new orders. In the first quarter, the number of customers approved for financing declined to 79.8% from 90.6% in the first quarter last year. In addition, the economic environment has resulted in a lack of consumer confidence which has adversely affected our sales close rates. We are continuing to explore alternatives to expand the availability of credit to end customers.

Revenues declined 18.1% to $26,170,000 as compared to $31,947,000 in the prior year quarter. Revenues in markets opened greater than one year declined $6,755,000, $2,118,000 of which is due to discontinuing the offering of deck products.

Our marketing costs increased from 21.7% of revenues in the first quarter last year to 27.6% in the first quarter 2009. The increase is principally the result of higher costs in our in-store marketing program. Our in-store marketing program is our largest marketing lead generation source. In January 2009 we incurred an increase in the rate payable to our third party in-store provider. Additionally, during the first quarter 2009 an increasing percentage of our customer leads were generated through the in-store program. However, our sales close rates on this medium, which are nominally lower than other lead generation sources, declined further in the first quarter 2009. The net effect has resulted in increasing the effective cost of our marketing investment.

We are continuing to evaluate the effectiveness of our marketing programs, including our in-store program. During the first quarter we began to implement some strategic changes in our marketing initiatives with the goal of increasing new orders and reducing costs. Our initiatives involve making adjustments in our in-store marketing program, including targeting higher performing markets and scaling back our third-party program in underperforming areas, and we are reallocating marketing resources to enhance our efforts in areas with more experienced sales personnel and greater opportunity for consumer financing approval. We believe these actions will result in reduced marketing costs in the second quarter 2009.

Outlook: Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. Although we believe the long-term outlook for the home improvement industry and our business is favorable, we expect the weakness in the current economic environment to prevail in the first half of 2009. We cannot predict if current market conditions will deteriorate further or the timing or strength of a recovery in the home improvement industry. Consequently, management does not expect a meaningful change in revenues in the second quarter 2009. Despite our cost control actions, we do not expect the cost savings associated with these actions to offset the impact of continued demand weakness and continued higher costs to acquire customers. Management will continue to address the operating environment to focus on its marketing strategy, and as necessary, continue to make cost adjustments to support its long-term objectives.

Results of Operations – Detail Review

Revenues for the three months ended March 31, 2009 declined 18.1% to $26,170,000 as compared to $31,947,000 in the prior year quarter. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues in the quarter ended March 31, 2009 from these new markets were $978,000. Revenues in markets opened greater than one year declined $6,755,000, $2,118,000 of which is due to discontinuing the offering of deck products.

	(In Thousands)
	Three months ended March 31,		Increase (decrease)
	2009	2008	$
Markets opened prior to 2008	$25,192	$31,947	$(6,755)
Markets opened in 2008	978	—	978

Total revenues	$26,170	$31,947	$(5,777)

Revenues and new orders for the three months ended March 31, 2009 and 2008, and backlog of uncompleted orders at March 31, 2009 and 2008 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog as of March 31,
	2009	2008	2009	2008	2009	2008
Kitchen refacing and countertops	$24,069	$27,341	$22,458	$27,228	$10,634	$18,258
Bathroom refacing	1,663	2,156	1,745	2,367	845	1,585
Decks	277	2,395	(72)	3,624	10	5,469
Organization Systems	112	55	370	35	316	11
Other	49	—	183	—	134	—

Total	$26,170	$31,947	$24,684	$33,254	$11,939	$25,323

Kitchen refacing and countertops – New orders for kitchen and countertop products declined $4,770,000 or 17.5%, to $22,458,000 in the first quarter 2009 from $27,228,000 in the first quarter 2008. The decline in new orders principally reflects a 21% decline in sales close rates and a reduction in the number of customers approved for financing. Management believes that the economic environment has resulted in a lack of consumer confidence which has adversely affected our sales close rates. In addition, approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Since the second half of 2008 we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders. In the first quarter 2009, the number of customers approved for financing declined to 78.8% from 90.4% in the first quarter 2008.

Revenues from kitchen refacing and countertop products declined $3,272,000 or 12.0%, to $24,069,000 in the first quarter 2009 from $27,341,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order, therefore revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The decrease in revenues principally reflects lower backlog of orders at the beginning of the period as compared to the beginning of the same period last year, as well as lower new orders in the current period, partially offset by reduced installation cycle time. As a result of the lower amount of orders, we have excess installation capacity which has allowed us to reduce our installation cycle to 45 days in the first quarter of 2009.

Bathroom refacing – New orders for bath products were $1,745,000 in the first quarter 2009 as compared with $2,367,000 in the first quarter last year. The decrease is principally due to fewer customer leads and lower sales close rates.

Revenues from bathroom refacing products decreased 22.9% to $1,663,000 in first quarter 2009 from $2,156,000 in the first quarter 2008. The decline in revenues reflected lower backlog of uncompleted orders at the beginning of the current quarter than at the beginning of the prior year first quarter and lower orders in the current period.

Decks –We discontinued offering deck products in 2008. The decline in orders and revenues is a result of the phase out of the deck products in The Home Depot stores. During the current period we had customer cancellations of $72,000 which is reflected as negative orders in the table above.

Gross profit in the first quarter 2009 was $14,480,000 or 55.3% of revenues as compared with $16,560,000, or 51.8% of revenues in the first quarter last year. Gross profit in dollar terms declined principally due to lower revenues. However, the increase in gross profit as a percentage of revenues reflects 135 basis points improvement resulting from favorable product mix and 287 basis points improvement from the combination of recent price increases and cost reductions.

Branch operating expenses were $2,096,000 and $2,164,000 for the first quarter 2009 and 2008, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies.

Marketing expenses were $7,215,000 or 27.6% of revenues in the first quarter 2009 as compared with $6,921,000, or 21.7% of revenues in the first quarter 2008. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay on each sale in which the customer lead was originated by our third party in-store marketing provider, advertising, and personnel and facility costs related to maintaining our marketing center.

In our in-store marketing program we primarily utilize an independent marketing firm to staff The Home Depot stores and we pay a commission fee on each customer lead generated under the program that results in a new sales order. If certain performance criteria are met, a bonus is payable to the marketing firm, and if the criteria are not met, a bonus is payable to us. Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of two factors: (i) we pay a fee to both our third party marketing firm and The Home Depot on each sale, and (ii) our sales closing efficiencies are lower under the third party provider program than our other lead generation sources thereby increasing the effective fee rate of the program.

Although the in-store program has generated a substantial portion of our customer leads in the first quarter of 2009 and 2008, the overall effective cost of the program has increased as a result of an increase in the commission rate we pay our in-store provider (which became effective January 1, 2009) and declining sales close rates. During the fourth quarter of 2008, we initiated an employee based in-store marketing program in selected markets to supplement our third party provider and to establish a presence in a greater number of The Home Depot stores. However, as a result of the increasing cost of our third party in-store program in certain markets, we are making adjustments and expanding our employee based program in these markets. We plan to continue to expand our employee model into additional The Home Depot stores. We are continuing to evaluate the effectiveness of the in-store program as well as utilizing media and direct mail where we believe our expenditures will provide an appropriate return.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $3,966,000, or 15.2% of revenues for the first quarter 2009 as compared to $4,785,000, or 15.0% of revenues in the prior year first quarter. The decrease in sales expense is primarily due to lower sales commissions and bonuses on reduced revenues as compared to the prior year period.

General and administrative expenses were $2,760,000, or 10.6% of revenues, for the first quarter ended March 31, 2009, as compared to $2,697,000, or 8.4% of revenues in the same quarter last year. The increase in general and administrative expenses is principally due to an increase in legal fees of $75,000.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At March 31, 2009, we had approximately $9,170,000 in cash and cash equivalents and $2,061,000 in investments in marketable securities. Working capital at March 31, 2009 was $15,145,000 as compared to $16,375,000 at December 31, 2008.

Cash used in operations was approximately $385,000 in the three months ended March 31, 2009 as compared to $3,264,000 in the same period last year. During the three months ended March 31, 2009 we utilized $112,000 for capital expenditures principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. Interest earnings from our investment in a tax free bond fund are reinvested into the fund to purchase additional investments. The tax free bond fund investment is reported in the caption “Marketable Securities” on our Consolidated Balance Sheets.

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. During the three months ended March 31, 2009 we repurchased 26,097 shares at a cost of approximately $52,000. Cumulative repurchases through March 31, 2009 were 338,350 shares at a cost of approximately $1,026,000.

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2009	December 31, 2008
Frost Term loan	$1,113,329	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,515,191	1,545,556
Other	65,028	66,004

Total Long-Term Debt	2,693,548	2,744,890
Less Current Portion	219,335	214,254

Long-Term Portion	$2,474,213	$2,530,636

The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. Interest is payable on the unpaid balance at the London Interbank Offered Rate, or LIBOR, plus 2.0% (3.23% at March 31, 2009 and 3.18% at December 31, 2008).

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

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit, as amended, allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2009 we had no balance outstanding under the Borrowing Base Line of Credit, and had a borrowing capacity of approximately $3,800,000. The Borrowing Base Line matures May 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

Our credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. We are in compliance with all restrictive covenants at March 31, 2009.

In connection with our agreement with The Home Depot, we will open sales and installation centers as we enter new markets. Opening these facilities requires expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our initiatives in 2009 with The Home Depot included the introduction of additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

We believe we will be successful in executing our initiatives and that we will have sufficient cash and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund the expansion of our operations under our agreement with The Home Depot for the next 12-18 months. However, if we need additional capital to execute our business strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2008. Except as noted below, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

In February 2008, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company applied the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009. The adoption did not have a material effect on the Company’s results of operations or financial position.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 will be effective for us for the quarter ending June 30, 2009. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, we are not involved in any off-balance sheet transactions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective at that reasonable assurance level.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2008 as filed with the SEC. There have not been any substantive changes to the Risk Factors described in our 2008 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter, we repurchased 26,097 shares of our common stock at a cost of approximately $52,000. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

January 1, 2009 – January 31, 2009	7,418	$2.17	319,671	$1,009,462

February 1, 2009 – February 28, 2009	9,811	$1.94	329,482	$990,441

March 1, 2009 – March 31, 2009	8,868	$1.90	338,350	$973,552

(1)

The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through March 31, 2009 were 338,350 shares at a cost of approximately $1,026,000.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 13, 2009 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1 (a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2 (b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3 (c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4 (d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5 (d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1 (b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2 (b)	Bylaws of U.S. Home Systems, Inc.

3.3 (bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1 (b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1 (d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2 (d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3 (d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4 (d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5 (d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11 (f)	Amended and Restated 2000 Stock Compensation Plan

+10.12 (g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

Exhibit Number	Description of Exhibit
+10.13 (h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14 (i)	Non-Employee Director Compensation Plan

+10.15 (i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16 (i)	Form of Restricted Stock Agreement for Employees

10.17 (j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22 (j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23 (j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24 (j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25 (j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26 (j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27 (j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28 (j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29 (k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30 (l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

Exhibit Number	Description of Exhibit
10.33 (m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34 (m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40 (m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41 (n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42 (n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43 (o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44 (p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49 (r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50 (s)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51 (s)	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

Exhibit Number	Description of Exhibit
10.52 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54 (s)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55 (s)	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

10.56*	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

21.1 (t)	Subsidiaries of the Company

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.

(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.