Form 10-Q
period 2009-06-30
US HOME SYSTEMS INC
filed 2009-08-12
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐            No  ☒

As of August 5, 2009, there were 7,152,585 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,393,084	$9,825,528
Marketable securities	2,074,350	2,036,049
Accounts receivable-trade, net of allowance for doubtful accounts of $66,236 and $141,158, respectively	3,969,324	3,060,337
Accounts receivable-other	119,365	28,060
Income tax receivable	565,413	574,303
Commission advances	771,200	863,405
Inventories	3,299,737	3,538,637
Prepaid marketing	869,470	1,272,535
Prepaid expenses	1,060,426	835,512
Deferred income taxes	1,853,215	568,737

Total current assets	20,975,584	22,603,103

Property, plant, and equipment, net	2,262,399	2,518,849
Assets held for sale	2,514,643	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	829,046	662,391

Total assets	$30,171,542	$31,888,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,687,469	$2,968,908
Accrued wages, commissions, bonuses and vacation	1,413,626	1,396,326
Accrued legal settlement	1,500,000	—
Federal and state taxes payable	672,947	616,182
Long-term debt, current portion	221,817	214,254
Other accrued liabilities	788,052	1,032,778

Total current liabilities	7,283,911	6,228,448
Deferred income taxes	310,491	309,942
Long-term debt, net of current portion	2,418,841	2,530,636

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,150,683 and 7,654,196 shares issued; 7,139,899 and 7,341,943 shares outstanding at June 30, 2009 and December 31, 2008, respectively	7,151	7,654
Additional capital	14,007,099	15,449,223
Retained earnings	6,166,723	8,337,420
Treasury stock, at cost, 10,784 and 312,253 shares at June 30, 2009 and December 31, 2008, respectively	(22,674)	(974,467)

Total stockholders’ equity	20,158,299	22,819,830

Total liabilities and stockholders’ equity	$30,171,542	$31,888,856

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,
	2009	2008
Revenues from remodeling contracts	$25,503,065	$35,485,035
Cost of remodeling contracts	11,195,645	16,561,465

Gross profit	14,307,420	18,923,570

Costs and expenses:
Branch operations	1,934,999	2,339,637
Sales and marketing expense	10,378,375	12,561,851
General and administrative	2,452,767	2,835,756
Legal settlement	1,500,000	—

Income (loss) from operations	(1,958,721)	1,186,326

Interest expense	36,014	43,744
Other income	30,019	31,724

Income (loss) before income taxes	(1,964,716)	1,174,306
Income tax expense (benefit)	(754,106)	454,420

Net income (loss)	$(1,210,610)	$719,886

Net income (loss) per common share – basic and diluted	$(0.17)	$0.09

Weighted average common shares outstanding:
Basic	7,162,477	7,615,984

Diluted	7,162,477	7,621,046

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months ended June 30,
	2009	2008
Revenues from remodeling contracts	$51,673,486	$67,432,071
Cost of remodeling contracts	22,885,912	31,948,217

Gross profit	28,787,574	35,483,854

Costs and expenses:
Branch operations	4,030,863	4,503,667
Sales and marketing expense	21,559,472	24,268,839
General and administrative	5,212,589	5,532,453
Legal settlement	1,500,000	—

Income (loss) from operations	(3,515,350)	1,178,895

Interest expense	74,366	84,317
Other income	65,859	72,691

Income (loss) from continuing operations before income taxes	(3,523,857)	1,167,269
Income tax expense (benefit)	(1,353,160)	451,726

Income (loss) from continuing operations	(2,170,697)	715,543

Discontinued operations:
Loss on discontinued operations	—	(749)
Income tax benefit	—	(255)

Loss from discontinued operations	—	(494)

Net income (loss)	$(2,170,697)	$715,049

Net income (loss) per common share – basic and diluted
Continuing operations	$(0.30)	$0.09
Discontinued operations	—	—

Net income (loss) per common share	$(0.30)	$0.09

Weighted average common shares outstanding:
Basic	7,297,224	7,624,423

Diluted	7,297,224	7,641,425

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2009

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	7,654,196	$7,654	312,253	$(974,467)	$15,449,223	$8,337,420	$22,819,830
Stock compensation	—	—	—	—	49,528	—	49,528
Releases of restricted stock awards	31,169	32	—	—	(32)	—	—
Tax expense applicable to release of stock awards	—	—	—	—	(46,209)	—	(46,209)
Purchase of treasury stock	—	—	26,097	(51,981)	—	—	(51,981)
Net loss	—	—	—	—	—	(960,087)	(960,087)

Balance at March 31, 2009	7,685,365	$7,686	338,350	$(1,026,448)	$15,452,510	$7,377,333	$21,811,081
Stock compensation	—	—	—	—	35,329	—	35,329
Releases of restricted stock awards	5,513	5	—	—	(5)	—	—
Purchase of treasury stock	—	—	212,629	(477,501)	—	—	(477,501)
Cancellation of treasury stock	(540,195)	(540)	(540,195)	1,481,275	(1,480,735)	—	—
Net loss	—	—	—	—	—	(1,210,610)	(1,210,610)

Balance at June 30, 2009	7,150,683	$7,151	10,784	$(22,674)	$14,007,099	$6,166,723	$20,158,299

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(2,170,697)	$715,049
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	514,291	617,768
Stock compensation	84,857	158,582
Net provision for doubtful accounts	(31,400)	—
Tax expense applicable to release of stock awards	46,209	32,397
Write down of long lived assets	—	92,674
Loss on disposal of assets and asset impairment	21,944	6,306
Unrealized gain on marketable securities	(14,410)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(968,892)	(2,695,363)
Inventories	238,900	281,212
Commission advances and prepaid expenses	270,356	(1,098,922)
Accounts payable	(281,439)	(1,359,881)
Legal settlement	1,500,000	—
Accrued wages, commissions, bonuses and vacation	17,300	(51,400)
Income taxes and deferred income taxes	(1,264,483)	381,527
Other assets and liabilities, net	(533,241)	43,377

Net cash used in operating activities	(2,570,705)	(2,876,674)

Cash flows from investing activities
Purchases of property, plant, and equipment	(159,134)	(509,311)
Purchase of investments	(23,891)	(2,195,000)
Other	1,209	(4,665)

Net cash used in investing activities	(181,816)	(2,708,976)

Cash flows from financing activities
Principal payments on lines of credit, long-term debt, and capital leases	(104,232)	(83,678)
Tax expense applicable to release of stock awards	(46,209)	(32,397)
Purchase of treasury stock	(529,482)	(228,744)

Net cash used in financing activities	(679,923)	(344,819)

Net decrease in cash and cash equivalents	(3,432,444)	(5,930,469)
Cash and cash equivalents at beginning of period	9,825,528	11,615,593

Cash and cash equivalents at end of period	$6,393,084	$5,685,124

Supplemental disclosure of cash flow information
Interest paid	$74,366	$91,480

Cash payments of income taxes	$49,213	$6,070

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and requires the use of complex judgment in their application. Except as discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which changes how an entity accounts for the acquisition of a business. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and recognizes and measures goodwill acquired in the purchase. SFAS No. 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. The Company adopted SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) will only affect the Company’s financial position or results of operations to the extent it has business combinations after the effective date.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The Company adopted FSP 142-3 on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on the consolidated financial statements. The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the three and six months ended June 30, 2009 and 2008, the Company did not incur any costs to renew or extend its franchise agreements which are classified as intangible assets. The Company expects to continue to renew its franchise agreements at the end of their respective terms and therefore does not anticipate any significant effect on its expected future cash flows related to these products.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the earnings allocation in computing basic earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The Company implemented EITF 03-06-1 effective January 1, 2009. Certain of the Company’s unvested share-based payment awards contain nonforfeitable rights to dividends and dividend equivalents. Upon adoption of FSP EITF 03-6-1, the Company retrospectively adjusted its weighted average common shares outstanding and earnings per share data for the quarter ended June 30, 2008 to conform with the provisions in FSP EITF 03-6-1. See Note 9.

In November 2008, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 08-6, “Equity Method Investment Accounting Considerations,” to clarify accounting and impairment considerations involving equity method investments after the effective date of both SFAS No. 141(R) and SFAS No.160. EITF Issue 08-6 includes the EITF’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. The Company adopted EITF Issue 08-6 effective January 1, 2009. EITF Issue 08-6 will only affect the Company’s financial condition or results of operations if the Company makes any future investments accounted for under the equity method.

In April 2009, the FASB issued FSP No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted FSP FAS 107-1 on April 1, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. The Company adopted FSP FAS 157-4 in the quarter ended June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 12, 2009. Except as disclosed in Note 7 to the Consolidated Financial Statements we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for our Company on January 1, 2010, and will be applied prospectively. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not expect the adoption of SFAS No. 167 to have a material impact on our consolidated financial statements.

Investments

The Company accounts for short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At June 30, 2009, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on quoted market prices which is considered Level 1 in the SFAS 157 hierarchy. For the three and six months ended June 30, 2009, the Company recognized $12,236 and $25,591, respectively, in interest earnings and an unrealized holding gain of $2,064 and $14,410, respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three and six months ended June 30, 2009, the Company’s share of income (losses) from affiliated entities was approximately $2,000 and ($3,000), respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, is included in “Other assets” on the Company’s Consolidated Balance Sheets at June 30, 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. Based on prevailing interest rates at June 30, 2009, management believes that the carrying value of long-term debt approximates its fair value.

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at June 30, 2009 and December 31, 2008 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company evaluated its goodwill for impairment at December 31, 2008 and determined there was no impairment.

During the quarter ended June 30, 2009, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2008 analysis. Management considered a number of factors such as the nature of the Company’s business, estimates of future cash flows and the impact of the current economic condition and concluded that there was no impairment at June 30, 2009.

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

The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (SPA) which terminates on February 28, 2011. At June 30, 2009, the Company’s home improvement business served The Home Depot customers in 42 markets covering 27 states. The Company’s kitchen products are available in all 42 markets and bath products are available in 17 markets.

On February 28, 2008, the Company and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As of June 30, 2009, the Company had completed the manufacture and installation of all customer orders for deck products. The Company is actively marketing for sale its Woodbridge, Virginia deck manufacturing facility and equipment. The Company’s Woodbridge manufacturing facility did not require an impairment charge at June 30, 2009 as the carrying value was determined to be lower than the fair value. Management has considered all information available in determining the fair value of assets held for sale; however, the fair value ultimately realized upon the sale of the assets could differ from the estimated amounts reflected in the Consolidated Balance Sheets.

In 2008, the Company and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. The Company is currently working to roll out these products in markets where it currently offers kitchen refacing products. As of June 30, 2009, the Company had introduced these products in 15 of its 42 markets. Management believes the roll out will be completed in the third quarter of 2009. In connection with this product category, in 2008 the Company purchased a 33.33% membership interest in Blue Viking Storage, LLC, a distributor of garage organizer systems and accessories. In conjunction with the membership interest, the Company entered into a marketing consulting agreement with Blue Viking in which Blue Viking will provide the Company sales and marketing consulting to support its entry and expansion into the garage and home storage industry.

In December 2008, the Company entered into a franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly owned subsidiary of The Home Depot. The Franchise Agreement allows for the Company to market, sell and apply a wood kitchen cabinet and wood floor refinishing system through selected The Home Depot Stores in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Home Improvement Product Lines

Kitchen refacing and countertops	$22,847	$28,675	$46,916	$56,016
Bathroom refacing	1,977	2,663	3,640	4,819
Decks	(26)	4,115	251	6,510
Organizers	538	32	650	87
N-Hance	167	—	216	—

Total Home Improvement revenues	$25,503	$35,485	$51,673	$67,432

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

In accordance with SFAS No.157, we measure our cash equivalents and marketable securities at fair value using quoted market prices.

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$3,915,187	$3,915,187	—	—
Marketable securities:
Municipal Bond funds	$2,074,350	$2,074,350	—	—
Total assets	$5,989,537	$5,989,537	—	—

5. Inventories

Inventories, net of applicable reserves, consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$2,088,964	$2,292,598
Work-in-progress	1,210,773	1,246,039

Total	$3,299,737	$3,538,637

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2009	December 31, 2008
Frost Term loan	$1,093,328	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,484,273	1,545,556
Other	63,057	66,004

Total Long-Term Debt	2,640,658	2,744,890
Less Current Portion	221,817	214,254

Long-Term Portion	$2,418,841	$2,530,636

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

Term Loan – The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.60% at June 30, 2009 and 3.18% at December 31, 2008) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At June 30, 2009, the Company had outstanding borrowings of $1,093,328 under the term loan.

Borrowing Base Line of Credit – The Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2009 the Company had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $4,000,000.

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at LIBOR, plus 2%, through April 2, 2009, and thereafter, at the prime rate of the lender plus one half of one percent. The Borrowing Base Line of Credit matures May 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company’s credit facility covenants were amended effective for the quarter ended March 31, 2009. The Company is in compliance with all restrictive covenants at June 30, 2009.

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

Other

In December 2008 the Company entered into a five year franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly owned subsidiary of The Home Depot. The Franchise Agreement provides for the Company to market, sell and install a wood kitchen cabinet and wood floor refinishing system in selected The Home Depot Stores under the brand name N-Hance. The Franchise Agreement provided for the Company to pay a franchise fee of $80,255, of which $66,004 was financed and $63,057 remains unpaid as of June 30, 2009. The interest rate on the note is 8.0% and is payable in 56 monthly principal and interest payments of $1,416 commencing April 1, 2009.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Commitments and Contingencies

On July 17, 2009, the Company entered into a Stipulation and Settlement Agreement in settlement of a certain class action lawsuit pending against the Company in the United States District Court for the Central District of California-Western Division. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. Without admitting any liability or wrongdoing of any kind, the Company has agreed to the payment of $1,500,000 to settle the lawsuit. Barring any unusual developments, the Company expects the settlement and approval process to be completed within a 4 to 6 month period. As of June 30, 2009, the Company has recorded a liability for the settlement of $1,500,000.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, an unfavorable outcome could have a negative impact on the Company. However, at this time, the Company believes that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.

8. Treasury Stock

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. During the three months ended June 30, 2009, the Company repurchased 8,284 shares at a cost of approximately $18,000. Cumulative repurchases under this authorization through June 30, 2009 were 346,634 shares at a cost of approximately $1,044,000. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets.

On May 18, 2009, the Company and Peter T. Bulger entered into a Stock Purchase Agreement whereby the Company purchased 204,345 shares of the Company’s common stock owned by Mr. Bulger for a purchase price of $459,776, or $2.25 per share. The purchase of the 204,345 shares by the Company was a private transaction and is not included in the Company’s $2 million Stock Purchase Program. Mr. Bulger resigned on February 2, 2009 as the Company’s president and chief operating officer. Mr. Bulger is not currently an affiliate of the Company.

On June 5, 2009, the Board of Directors approved the cancellation and reclassification as authorized and unissued shares of the 204,345 shares of the Company’s common stock purchased on May 18, 2009 from Peter T. Bulger, and 335,850 shares of common stock purchased by the Company pursuant to its publicly announced $2 million stock repurchase plan.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9. Income (loss) Per Share (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) applicable to common stockholders:
Net income (loss) from continuing operations	$(1,210,610)	$719,886	$(2,170,697)	$715,543
Net loss from discontinued operations	—	—	—	(494)

Net income (loss) applicable to common stockholders	$(1,210,610)	$719,886	$(2,170,697)	$715,049

Weighted average shares outstanding – basic	7,162,477	7,615,984	7,297,224	7,624,423
Effect of dilutive securities	—	5,062	—	17,002

Weighted average shares outstanding – diluted	7,162,477	7,621,046	7,297,224	7,641,425

Net income (loss) per share – basic and diluted:

Continuing operations	$(0.17)	$0.09	$(0.30)	$0.09
Discontinued operations	—	—	—	—

Net income (loss) per share	$(0.17)	$0.09	$(0.30)	$0.09

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2009, 314,530 and 337,167 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2008, approximately 188,000 and 176,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2009 included herein, and our audited financial statements for the years ended December 31, 2008, 2007 and 2006, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

At June 30, 2009, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores. Our bath products are currently offered in 17 markets which include approximately 567 stores.

Last year, in the quarter ended June 30, 2008, we completed the opening of kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania markets, encompassing approximately 96 The Home Depot stores.

In February 2008 we and The Home Depot agreed to terminate the installed deck program under the SPA. As a result, we began the transition to cease offering deck products. As of June 30, 2009 we had completed the manufacture and installation of all custom order deck products.

Also last year we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. At June 30, 2009, we had completed the introduction of these products in 15 markets. We expect to complete the roll into 10 additional markets in the third quarter of 2009.

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

Results of Operations

Results of operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

	(In Thousands) Three months ended June 30,
	2009		2008
	$	%	$	%
Revenues	25,503	100.0	35,485	100.0
Costs of remodeling contracts	11,196	43.9	16,561	46.7

Gross Profit	14,307	56.1	18,924	53.3

Costs and expenses:
Branch operations	1,935	7.6	2,340	6.6
Sales and marketing expense	10,378	40.7	12,563	35.4
General and administrative	2,453	9.6	2,835	8.0
Legal settlement	1,500	5.9	—	—

Operating income (loss)	(1,959)	(7.7)	1,186	3.3
Interest expense	36	0.1	44	0.1
Other income	30	0.1	32	0.1

Income (loss) before income taxes	(1,965)	(7.7)	1,174	3.3
Income tax expense (benefit)	(754)	(3.0)	454	1.3

Net income (loss)	(1,211)	(4.7)	720	2.0

Management’s Summary of Results of Operations.

For the second quarter ended June 30, 2009, we had revenues of $25,503,000 as compared to $35,485,000 in the same quarter last year. Excluding revenues from deck products which we phased out in 2008, revenues declined $5,841,000 from $31,370,000 in the prior year second quarter.

Net loss for the second quarter 2009 was $1,211,000, or $0.17 per share. The loss in the period included a pre-tax charge of $1,500,000 related to a litigation settlement. Excluding the one time charge, net loss for second quarter 2009 was $286,000, or $0.04 per share as compared to net income of $720,000, or $0.09 per share in the second quarter 2008.

The loss in the current period reflects the prolonged weakness in the economy. The underlying macro economic factors, including the weak housing market, rising unemployment and tightness in the consumer credit markets, have resulted in reduced availability of consumer financing and a lack of consumer confidence which has had an adverse impact on our generation of new orders and underutilization of our production capacity. Although we have made certain cost adjustments in our operations, the decline in new orders and revenues has deleveraged our operating infrastructure and increased our effective cost of marketing, yielding a loss in the period.

New orders for the second quarter ended June 30, 2009 were $26,540,000 as compared to $34,390,000 in the same period last year. Excluding deck products, new orders declined 12.4% as compared to $30,280,000 in the same period last year. The decline in new orders principally reflects a reduction in the number of customer appointments and a decline in the number of customers approved for financing. Approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Since the second quarter of 2008, we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely affecting our new orders. Prior to the second quarter 2008, an average of 93% of customers seeking financing for their home improvement project were approved for financing. In the second quarter 2009, the number of customers approved for financing declined to 83.6% from 86.7% in the second quarter 2008.

Our marketing costs increased from 21.8% of revenues in the second quarter last year to 25.2% in the second quarter 2009. The increase is principally the result of higher costs to acquire a customer through our in-store marketing program. Our in-store marketing program is our largest marketing lead generation source. During the second quarter 2009 we continued to implement strategic changes in our marketing initiatives as a result of the increasing cost of our third party in-store program. Our initiatives include expanding an employee based in-store program and scaling back our third-party in-store program in underperforming areas, targeting higher performing markets, and reallocating marketing resources to enhance our efforts in areas with our more experienced sales personnel and greater opportunity for consumer financing approval. Although we believe these actions will ultimately reduce our lead generation costs, our start up costs related to expanding our employee in-store program has resulted in higher costs in the second quarter. We are continuing to evaluate the effectiveness of our marketing programs with the goal of increasing new orders and reducing costs.

Outlook: Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. We believe the long-term outlook for the home improvement industry and our business is favorable. We believe we are beginning to see positive macro economic signals, such as recent reports of improvement in the housing market, and we see positive signals in our business, with second quarter over first quarter improvements in new orders, sales closing rates and an increase in the number of customers approved for financing. These positive signals lead us to have confidence that the near term economic environment will improve and the long term outlook remains strong. Although we cannot predict the strength of a recovery in the home improvement industry, we expect further quarter over quarter improvement in the near term. However, we do not expect our cost control actions to offset the impact of continued demand weakness and continued higher costs to acquire customers. Management will continue to address the operating environment to focus on its marketing strategy, and as necessary, continue to make cost adjustments to support its long-term objectives.

Results of Operations – Detail Review

Revenues for the three months ended June 30, 2009 declined 28.1% to $25,503,000 as compared to $35,485,000 in the prior year quarter. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues in the quarter ended June 30, 2009 from these new markets were $902,000 as compared to $192,000 in the prior year period.

	(In Thousands)
	Three months ended June 30,		Increase (decrease)
	2009	2008	$
Markets opened prior to 2008	$24,601	$35,293	$(10,692)
Markets opened in 2008	902	192	710

Total revenues	$25,503	$35,485	$(9,982)

Revenues and new orders for the three months ended June 30, 2009 and 2008, and backlog of uncompleted orders at June 30, 2009 and 2008 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog as of June 30,
	2009	2008	2009	2008	2009	2008
Kitchen refacing and countertops	$22,847	$28,675	$23,437	$28,043	$11,224	$17,628
Bathroom refacing	1,977	2,663	2,074	2,211	942	1,132
Decks	(26)	4,115	—	4,110	—	5,464
Organization systems	538	32	860	26	638	4
N-Hance	167	—	169	—	136	—

Total	$25,503	$35,485	$26,540	$34,390	$12,940	$24,228

Kitchen refacing and countertops – New orders for kitchen and countertop products declined $4,606,000 or 16.4%, to $23,437,000 in the second quarter 2009 from $28,043,000 in the second quarter 2008. The decline in new orders is principally due to a decline in the number of customer appointments and a reduction in the number of customers approved for financing. Management believes that these results reflect the prolonged weakness in the economy which has resulted in a lack of consumer confidence adversely affecting consumer demand. In addition, approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Since the second quarter of 2008 we have experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders. In the second quarter 2009, the number of customers approved for financing kitchen and countertop products declined to 82.7% from 86.6% in the second quarter 2008. However, the number of customers approved for financing in the second quarter 2009 improved from 78.8% in the first quarter 2009.

Revenues from kitchen refacing and countertop products declined $5,828,000 or 20.3%, to $22,847,000 in the second quarter 2009 from $28,675,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order, therefore revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The decrease in revenues principally reflects lower backlog of orders at the beginning of the period as compared to the beginning of the same period last year, reflecting the weak economic environment.

Bathroom refacing – New orders for bath products were $2,074,000 in the second quarter 2009 as compared with $2,211,000 in the second quarter last year. The decrease is principally due to lower sales closing rates.

Revenues from bathroom refacing products decreased 25.8% to $1,977,000 in the second quarter 2009 from $2,663,000 in the second quarter 2008. The decline in revenues reflected lower backlog of uncompleted orders at the beginning of the current quarter than at the beginning of the prior year second quarter.

Decks – We discontinued offering deck products in 2008. The decline in orders and revenues is a result of the phase out of the deck products in The Home Depot stores. During the current period we issued $26,000 in price refunds on customer orders which were completed in prior periods.

Organization Systems – New orders for organization systems products were $860,000 in the second quarter 2009 as compared to $26,000 in the same period last year, and revenues were $538,000 and $32,000, respectively. Commencing in January 2009 we began to roll out the offering of home storage organization systems products in certain markets where we currently offer our kitchen refacing products. As of June 30, 2009, we offered organization system products in 15 markets.

Gross profit in the second quarter 2009 was $14,307,000 or 56.1% of revenues as compared with $18,924,000, or 53.3% of revenues in the second quarter last year. Gross profit in dollar terms declined principally due to lower revenues. However, the increase in gross profit as a percentage of revenues reflects 129 basis points improvement resulting from favorable product mix and 151 basis points improvement principally from the combination of recent price increases and cost reductions.

Branch operating expenses were $1,935,000 and $2,340,000 for the second quarter 2009 and 2008, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decline in branch operating expenses is due to cost reductions.

Marketing expenses were $6,416,000 or 25.2% of revenues in the second quarter 2009 as compared with $7,719,000, or 21.8% of revenues in the second quarter 2008. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay on each sale in which the customer lead was originated by our third party in-store marketing provider, advertising, and personnel and facility costs related to maintaining our marketing center and employee based in-store marketing program.

We generate a substantial portion of our customer leads through our in-store program. In our in-store marketing program, we utilize both an independent marketing firm and our employees to staff The Home Depot stores. In connection with our third party in-store marketing provider, we pay them a commission fee on each customer lead they generate that results in a new sales order. If certain performance criteria are met, a bonus is payable to them, and if the criteria are not met, a refund is due us which reduces the effective rate of the program.

During the fourth quarter of 2008, we initiated an employee based in-store marketing program in selected markets to supplement our third party in-store provider and to establish a presence in a greater number of The Home Depot stores. However, as a result of the increasing cost of our third party in-store program in certain markets, during the first and second quarters of 2009, we significantly expanded our employee based program, including targeting higher performing markets and scaling back our third party in-store marketing program in underperforming markets. Although we believe these actions will ultimately reduce our lead generation costs, our start up costs and start up inefficiencies have resulted in higher costs in the second quarter.

Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of two factors: (i) we incur costs to employ our staff, or we pay a commission fee to our third party in-store marketing provider, in addition to the fee we pay to The Home Depot on each sale, and (ii) our sales closing efficiencies are generally lower on customer leads sourced through our in-store marketing program than our other lead generation sources thereby increasing the effective cost of the program.

Marketing expense in dollar terms declined in the second quarter 2009 from the same quarter last year principally due to lower fees paid to The Home Depot which resulted from the lower revenues in current period. Marketing expense as a percentage of revenues increased in the second quarter 2009 as compared to the same quarter last year resulting from increased costs associated with our employee based in-store program and an increase in the commission rate we pay our third party in-store provider (which became effective January 1, 2009).

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $3,962,000, or 15.5% of revenues for the second quarter 2009 as compared to $4,844,000, or 13.6% of revenues in the prior year second quarter. Sales expense in dollar terms decreased largely due to lower sales commissions and bonuses on reduced revenues as compared to the prior year period.

General and administrative expenses were $2,453,000, or 9.6% of revenues, for the second quarter ended June 30, 2009, as compared to $2,835,000, or 8.0% of revenues in the same quarter last year. The decrease in general and administrative expenses reflects no executive bonus accrual as a result of the current period operating loss and reduced expenditures resulting from cost control measures.

On July 17, 2009, we entered into a Stipulation and Settlement Agreement in settlement of a certain class action lawsuit pending against us in the United States District Court for the Central District of California-Western Division. The settlement is subject to, among other things, preliminary and final court approval. Barring any unusual developments, we expect the settlement and approval process to be completed within a 4 to 6 month period. As of June 30, 2009, we have recorded a liability for the settlement of $1,500,000.

Results of operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

	(In Thousands) Six months ended June 30,
	2009		2008
	$	%	$	%
Revenues	51,673	100.0	67,432	100.0
Costs of remodeling contracts	22,885	44.3	31,948	47.4

Gross Profit	28,788	55.7	35,484	52.6

Costs and expenses:
Branch operations	4,031	7.8	4,504	6.7
Sales and marketing expense	21,559	41.7	24,269	35.6
General and administrative	5,213	10.1	5,532	8.2
Legal settlement	1,500	2.9	—	—

Operating income (loss)	(3,515)	(6.8)	1,179	1.7
Interest expense	75	0.1	84	0.1
Other income	66	0.1	72	0.1

Income (loss) from continuing operations before income taxes	(3,524)	(6.8)	1,167	1.7
Income tax expense (benefit)	(1,353)	(2.6)	452	0.7

Net income (loss) from continuing operations	(2,171)	(4.2)	715	1.0
Net loss on discontinued operations, net of tax	—	—	—	—

Net income (loss)	(2,171)	(4.2)	715	1.0

Management’s Summary of Results of Operations.

For the six months ended June 30, 2009, revenues declined 23.4% to $51,673,000 as compared to $67,432,000 in the prior year period. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues in the six months ended June 30, 2009 from these new markets were $1,880,000 as compared to $192,000 in the prior year period. Excluding revenues from deck products, revenues declined $9,500,000 from $60,922,000 in the six months ended June 30, 2008.

We had a net loss of $2,171,000, or $0.30 per share as compared to net income of $715,000, or $0.09 per share in the six months ended June 30, 2009 and 2008, respectively. The loss in the six months ended June 30, 2009 included a $1,500,000 pre-tax charge related to a litigation settlement agreement. Excluding this one time charge, net loss in the six months ended June 30, 2009 was $1,247,000, or $0.17 per share. The loss in the current period reflects the impact of the prolonged weakness in the economic environment.

Excluding deck products, which we ceased offering in 2008, our new orders for the six months ended June 30, 2009 declined approximately 14.4% to $51,296,000 as compared to $59,910,000 in the same period last year. The decline in new orders principally reflects the weakness in consumer demand resulting from the weak economic environment. As compared to the prior year period, we experienced a 9% decline in the number of customer appointments, an 8% decline in customers approved for financing and an 11% decline in sales close rates.

Our marketing costs increased from 21.7% of revenues to 26.4% in the six months ending June 30, 2008 and 2009, respectively. The increase is principally the result of higher costs in our in-store marketing program. Our in-store marketing program is our largest marketing lead generation source. In January 2009 we incurred an increase in the rate payable to our third party in-store provider. During the fourth quarter of 2008, we initiated an employee based in-store marketing program in selected markets to supplement our third party provider and to establish a presence in a greater number of The Home Depot stores. However, as a result of the increasing cost of our third party in-store program in certain markets, during the first and second quarters of 2009 we significantly expanded our employee based program, including targeting higher performing markets and scaling back our third party program in underperforming markets. Although we believe these actions will ultimately reduce our lead generation costs, our start up costs and start up inefficiencies have resulted in higher costs in the current year period.

Results of Operations – Detail Review

Revenues for the six months ended June 30, 2009 declined 23.4% to $51,673,000 as compared to $67,432,000 in the prior year period. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues in the six months ended June 30, 2009 from these new markets were $1,880,000 as compared to $192,000 in the prior year period. Excluding revenues from deck products, revenues declined $9,500,000 from the six months ended June 30, 2008.

	(In Thousands)
	Six months ended June 30,		Increase (decrease)
	2009	2008	$
Markets opened prior to 2008	$49,793	$67,240	$(17,447)
Markets opened in 2008	1,880	192	1,688

Total revenues	$51,673	$67,432	$(15,759)

Revenues and new orders for the six months ended June 30, 2009 and 2008, and backlog of uncompleted orders at June 30, 2009 and 2008 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog as of June 30,
	2009	2008	2009	2008	2009	2008
Kitchen refacing and Countertops	$46,916	$56,016	$45,895	$55,272	$11,224	$17,628
Bathroom refacing	3,640	4,819	3,819	4,578	942	1,132
Decks	251	6,510	(72)	7,734	—	5,464
Organization systems	650	87	1,230	60	638	4
N-Hance	216	—	352	—	136	—

Total	$51,673	$67,432	$51,224	$67,644	$12,940	$24,228

Kitchen refacing and countertops – New orders for kitchen and countertop products declined $9,377,000 or 17.0%, to $45,895,000 in the six months ended June 30, 2009 from $55,272,000 in the six months ended June 30, 2008. The decline in new orders principally reflects a decline in sales close rates and the number of customer appointments, as well as a reduction in the number of customers approved for financing. Management believes that these results reflect the weakness in the economic environment which has resulted in a lack of consumer confidence adversely affecting consumer demand. In addition, approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Since the second half of 2008 we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders. In the six months ended June 30, 2009, the number of customers approved for financing declined to 80.7% from 88.5% in the six months ended June 30, 2008.

Revenues from kitchen refacing and countertop products declined $9,100,000 or 16.2%, to $46,916,000 in the six months ended June 30, 2009 from $56,016,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order, therefore revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The decrease in revenues principally reflects lower backlog of orders at the beginning of the period as compared to the beginning of the same period last year, as well as lower new orders in the current period, partially offset by reduced installation cycle time. As a result of the lower amount of orders, we have excess installation capacity which has allowed us to reduce our installation cycle to approximately 45 days in the six months ended June 30, 2009.

Bathroom refacing – New orders for bath products were $3,819,000 in the six months ended June 30, 2009 as compared with $4,578,000 in the six months ended June 30, 2008. The decrease is principally due to fewer customer appointments and lower sales close rates.

Revenues from bathroom refacing products decreased 24.5% to $3,640,000 in six months ended June 30, 2009 from $4,819,000 in the six months ended June 30, 2008. The decline in revenues reflected lower backlog of uncompleted orders at the beginning of the period as compared to the beginning of the same period last year, as well as lower new orders in the current period.

Decks – We discontinued offering deck products in 2008. The decline in orders and revenues is a result of the phase out of the deck products in The Home Depot stores. During the current period we had customer cancellations of $72,000 which is reflected as negative orders in the table above.

Organization Systems – New orders for organization systems products were $1,230,000 in the six months ended June 30, 2009 as compared to $60,000 in the same period last year, and revenues were $650,000 and $87,000, respectively. Commencing in January 2009 we began to roll out the offering of home storage organization systems products in markets where we currently offer our kitchen refacing products. As of June 30, 2009, we offered organization system products in 15 markets.

Gross profit in the six months ended June 30, 2009 was $28,788,000 or 55.7% of revenues as compared with $35,484,000, or 52.6% of revenues in the same period last year. Gross profit in dollar terms declined principally due to lower revenues. However, the increase in gross profit as a percentage of revenues reflects 135 basis points improvement resulting from favorable product mix and 175 basis points improvement from the combination of recent price increases and cost reductions.

Branch operating expenses were $4,031,000 and $4,504,000 for the six months ended June 30, 2009 and 2008, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decline in branch operating expenses is due to cost reductions.

Marketing expenses were $13,631,000 or 26.4% of revenues in the six months ended June 30, 2009 as compared with $14,639,000, or 21.7% of revenues in the six months ended June 30, 2008. Marketing expense in dollar terms declined principally due to lower fees paid to The Home Depot on lower revenues in current period. Marketing expense as a percentage of revenues increased in the six months ended June 30, 2009 as compared to the same period last year resulting from an increase in the commission rate we pay our third party in-store provider (which became effective January 1, 2009) and start up costs associated with the expansion of our employee based in-store program.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $7,928,000, or 15.3% of revenues for the six months ended June 30, 2009 as compared to $9,630,000, or 13.9% of revenues in the prior year period. The decrease in sales expense is primarily due to lower sales commissions and bonuses on reduced revenues as compared to the prior year period.

General and administrative expenses were $5,213,000, or 10.1% of revenues, for the six months ended June 30, 2009, as compared to $5,532,000, or 8.2% of revenues in the same quarter last year. The decrease in general and administrative expenses reflects no executive bonus accrual as a result of the current period operating loss, and reduced expenditures resulting from cost control measures, offset by $90,000 increase in legal fees.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At June 30, 2009, we had approximately $6,393,000 in cash and cash equivalents and $2,074,000 in investments in marketable securities. Working capital at June 30, 2009 was approximately $13,692,000 as compared to $16,375,000 at December 31, 2008.

Cash used in operations was approximately $2,571,000 in the six months ended June 30, 2009 as compared to $2,877,000 in the same period last year. During the six months ended June 30, 2009, we utilized $159,000 for capital expenditures, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. Interest earnings from our investment in a tax free bond fund are reinvested into the fund to purchase additional investments. The tax free bond fund investment is reported in the caption “Marketable Securities” on our Consolidated Balance Sheets.

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. During the six months ended June 30, 2009 we repurchased 34,381 shares at a cost of approximately $70,000. Cumulative repurchases under this authorization through June 30, 2009 were 346,634 shares at a cost of approximately $1,044,000.

On May 18, 2009, we purchased 204,345 shares of the Company’s common stock owned by Peter T. Bulger for a purchase price of $459,776, or $2.25 per share. The purchase of the 204,345 shares by us was a private transaction and is not included in the $2 million Stock Purchase Program. Mr. Bulger resigned on February 2, 2009 as the Company’s president and chief operating officer. Mr. Bulger is not currently an affiliate of the Company.

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2009	December 31, 2008
Frost Term loan	$1,093,328	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,484,273	1,545,556
Other	63,057	66,004

Total Long-Term Debt	2,640,658	2,744,890
Less Current Portion	221,817	214,254

Long-Term Portion	$2,418,841	$2,530,636

The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. Interest is payable on the unpaid balance at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.6% at June 30, 2009 and 3.18% at December 31, 2008).

We also have a mortgage on our Woodbridge, Virginia deck facility. The mortgage is secured by this property. Interest on the mortgage is 7.25% per annum and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018. In connection with the Company’s decision to cease offering deck products, the Company is offering for sale its Woodbridge facility. Upon sale, the Company’s mortgage on the building will be retired using the proceeds from the sale.

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit, as amended, allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2009 we had no balance outstanding under the Borrowing Base Line of Credit, and had a borrowing capacity of approximately $4,000,000. The Borrowing Base Line matures May 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

Our credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. Our credit facility covenants were amended effective the quarter ended March 31, 2009. We are in compliance with all restrictive covenants at June 30, 2009.

On July 17, 2009, we entered into a Stipulation and Settlement Agreement in settlement of a certain class action lawsuit pending against us in the United States District Court for the Central District of California-Western Division. The settlement is subject to, among other things, preliminary and final court approval. Barring any unusual developments, we expect the settlement and approval process to be completed within a 4 to 6 month period. As of June 30, 2009, we have recorded a liability for the settlement of $1,500,000.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted FSP FAS 107-1 on April 1, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. The Company adopted FSP FAS 157-4 on April 1, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for us on January 1, 2010, and will be applied prospectively. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not expect the adoption of SFAS No. 167 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009, we are not involved in any off-balance sheet transactions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective at that reasonable assurance level.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On July 3, 2007, a class action lawsuit was filed by Plaintiffs (two former employees of the Company) against the Company in the Los Angeles County Superior Court. The complaint was subsequently amended on August 3, 2007 and was removed to the United States District Court for the Central District of California. A second amended complaint was filed in the U.S. District Court on February 20, 2009. The Plaintiffs allege that the Company failed to reimburse its California employees for certain expenses they incurred during their employment with the Company, violated certain provisions of the California Business and Professions Code (prohibiting unfair business acts or practices) and failed to pay wages in violation of the California Labor Code. In the lawsuit Plaintiffs seek damages, wages owed, injunctive relief, costs, attorney fees, punitive damages, interest, and penalties. The Plaintiffs asserted the claims on their behalf and a class of all others similarly situated.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2009, the Company and Plaintiffs, on July 17, 2009, entered into to a Stipulation and Settlement Agreement (“Settlement Agreement”) whereby the Company, without admitting any liability or wrong doing of any kind, agreed to the payment of $1.5 million to the class members plus up to $10,000 to pay costs associated with the administration of the settlement. The determination of the amount that each class member is due for his or her claim is based on a formula as defined in the Settlement Agreement.

In order to facilitate the settlement, the Company, solely for the purposes of the settlement, has consented to the conditional certification of the class, which is defined as any current or former employee of the Company who worked in California during the period from July 3, 2003 up to and including the preliminary Court approval date (class period).

Because the litigation is a class action, the settlement is subject to the preliminary approval of the U. S. District Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all class members. Timing of the approval process is dependent on the Court’s calendar. Class members have a right to opt-out of the class and may object to the terms of the settlement. Final consummation of the settlement must await the entry of final judgment approving the settlement as fair to all class members. However, such settlements are not uncommonly approved without some modification, which could be material to the settlement terms. Barring any unusual developments, the Company expects the settlement and approval process to be completed within a 4 to 6 month period.

Additionally, we are subject to other legal proceedings and claims that arise in the ordinary course of business, including those disclosed below. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, an unfavorable outcome could have a negative impact on the Company. However, at this time, the Company believes that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.

In June 2007, a class action, as yet uncertified, was filed by a home improvement customer of the The Home Depot against The Home Depot, Inc., Expo Designs Center, et al. (“Defendants”) in the Superior Court of the State of California for the County of Los Angeles, alleging certain unfair business acts and practices, violations of the California Consumer Legal Remedies Act and breach of contract. The case was subsequently removed to the U.S. District Court for the Central District of California. The U.S. District Court granted Defendants’ Motion to Dismiss the Original Complaint. Plaintiffs, who are comprised of two home improvement customers of the Company and The Home Depot, filed their First Amended Complaint in October 2007, which included the Company as a defendant. Plaintiffs subsequently filed their Second Amended Complaint against Defendants on December 21, 2007, which contained basically the same allegations as the Original and First Amended Complaints. Plaintiffs assert the claims on their behalf and a class of all others similarly situated. Relief sought in the Second Amended Complaint includes unspecified damages, and other equitable relief and attorney fees. On April 9, 2008, the U.S. District Court granted Defendants’ Motion to Dismiss Plaintiffs’ Second Amended Complaint and ordered Plaintiffs’ Complaint dismissed with prejudice. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company believes the claims by Plaintiffs are without merit and intends to vigorously defend this matter. At this time the Company cannot predict the outcome of this action or determine the amount of any potential damages.

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

During the second quarter 2009, we repurchased 212,629 shares of our common stock at a cost of approximately $478,000. The number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2009 are set forth in the table below:

Period	Total Number of Shares Purchased		Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

April 1, 2009 – April 30, 2009	8,284		$2.12	346,634	$955,827

May 1, 2009 – May 31, 2009	204,345	(2)	$2.25	346,634	$955,827

June 1, 2009 – June 30, 2009	—		$—	346,634	$955,827

(1)

The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through June 30, 2009 were 346,634 shares at a cost of approximately $1,044,000.

(2)

Includes 204,345 shares purchased from a former officer of the Company. As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009, the Company and Peter T. Bulger, on May 18, 2009, entered into a

Stock Purchase Agreement whereby the Company purchased 204,345 shares of the Company’s common stock owned by Mr. Bulger for a purchase price of $459,776.25, or $2.25 per share. The purchase of the shares of Common Stock was a private transaction and is not included in the Company’s $2 million publicly announced Stock Purchase Program. Mr. Bulger resigned as the Company’s President and Chief Operating Officer on February 2, 2009, and is not currently affiliated with the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The disclosure required by this Item 4 has previously been reported by the Company on Form 8-K as filed with the Commission on June 10, 2009, and which is incorporated herein by reference.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 12, 2009 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1 (a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2 (b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3 (c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4 (d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5 (d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1 (b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2 (b)	Bylaws of U.S. Home Systems, Inc.

3.3 (bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1 (b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1 (d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2 (d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3 (d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4 (d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5 (d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11 (f)	Amended and Restated 2000 Stock Compensation Plan

Exhibit Number	Description of Exhibit
+10.12 (g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13 (h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14 (i)	Non-Employee Director Compensation Plan

+10.15 (i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16 (i)	Form of Restricted Stock Agreement for Employees

10.17 (j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22 (j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23 (j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24 (j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25 (j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26 (j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27 (j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28 (j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29 (k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30 (l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

Exhibit Number	Description of Exhibit
10.31 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33 (m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34 (m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40 (m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41 (n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42 (n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43 (o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44 (p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49 (r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

Exhibit Number	Description of Exhibit
10.50 (s)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51 (s)	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

10.52 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54 (s)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55 (s)	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

10.56 (t)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.57 (u)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.58 (v)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

21.1 (w)	Subsidiaries of the Company

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.

(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(u)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(v)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(w)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.