Form 10-Q
period 2009-09-30
US HOME SYSTEMS INC
filed 2009-11-12
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐            No  ☒

As of November 4, 2009 there were 7,155,058 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,561,109	$9,825,528
Marketable securities	2,090,177	2,036,049
Accounts receivable-trade, net of allowance for doubtful accounts of $65,344 and $141,158, respectively	4,855,875	3,060,337
Accounts receivable-other	239,980	28,060
Income tax receivable	537,798	574,303
Commission advances	1,170,157	863,405
Inventories	3,537,966	3,538,637
Prepaid marketing	825,012	1,272,535
Prepaid expenses	953,564	835,512
Deferred income taxes	1,965,029	568,737

Total current assets	21,736,667	22,603,103

Property, plant, and equipment, net	2,190,005	2,518,849
Assets held for sale	2,514,643	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	747,112	662,391

Total assets	$30,778,297	$31,888,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,748,658	$2,968,908
Accrued wages, commissions, bonuses and vacation	1,655,640	1,396,326
Other accrued liabilities and legal settlement	2,122,949	1,032,778
Federal and state taxes payable	678,641	616,182
Long-term debt, current portion	221,115	214,254

Total current liabilities	8,427,003	6,228,448
Deferred income taxes	310,491	309,942
Long-term debt, net of current portion	2,366,049	2,530,636

Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,150,683 and 7,654,196 shares issued; 7,139,899 and 7,341,943 shares outstanding at September 30, 2009 and December 31, 2008, respectively	7,151	7,654
Additional capital	14,033,783	15,449,223
Retained earnings	5,656,494	8,337,420
Treasury stock, at cost, 10,784 and 312,253 shares at September 30, 2009 and December 31, 2008, respectively	(22,674)	(974,467)

Total stockholders’ equity	19,674,754	22,819,830

Total liabilities and stockholders’ equity	$30,778,297	$31,888,856

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,
	2009	2008
Revenues from remodeling contracts	$28,422,415	$34,981,743
Cost of remodeling contracts	12,437,273	16,700,303

Gross profit	15,985,142	18,281,440

Costs and expenses:
Branch operations	1,971,026	2,319,182
Sales and marketing expense	12,034,118	12,404,447
General and administrative	2,573,274	2,563,332

Income (loss) from operations	(593,276)	994,479

Interest expense	35,144	43,223
Other income	37,761	41,812

Income (loss) before income taxes	(590,659)	993,068
Income tax expense (benefit)	(80,430)	392,966

Net income (loss)	$(510,229)	$600,102

Net income (loss) per common share – basic and diluted	$(0.07)	$0.08

Weighted average common shares outstanding:
Basic	7,064,693	7,564,569

Diluted	7,064,693	7,566,459

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months ended September 30,
	2009	2008
Revenues from remodeling contracts	$80,095,901	$102,413,814
Cost of remodeling contracts	35,323,185	48,648,520

Gross profit	44,772,716	53,765,294

Costs and expenses:
Branch operations	6,001,889	6,822,849
Sales and marketing expense	33,593,590	36,673,286
General and administrative	7,785,863	8,095,785
Legal settlement	1,500,000	—

Income (loss) from operations	(4,108,626)	2,173,374

Interest expense	109,510	127,540
Other income	103,620	114,503

Income (loss) from continuing operations before income taxes	(4,114,516)	2,160,337
Income tax expense (benefit)	(1,433,590)	844,692

Income (loss) from continuing operations	(2,680,926)	1,315,645

Discontinued operations:
Loss on discontinued operations	—	(749)
Income tax benefit	—	(255)

Loss from discontinued operations	—	(494)

Net income (loss)	$(2,680,926)	$1,315,151

Net income (loss) per common share – basic and diluted
Continuing operations	$(0.37)	$0.17
Discontinued operations	—	—

Net income (loss) per common share	$(0.37)	$0.17

Weighted average common shares outstanding:
Basic	7,244,847	7,611,276

Diluted	7,244,847	7,619,084

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2009

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	7,654,196	$7,654	312,253	$(974,467)	$15,449,223	$8,337,420	$22,819,830
Stock compensation	—	—	—	—	49,528	—	49,528
Releases of restricted stock awards	31,169	32	—	—	(32)	—	—
Tax expense applicable to release of stock awards	—	—	—	—	(46,209)	—	(46,209)
Purchase of treasury stock	—	—	26,097	(51,981)	—	—	(51,981)
Net loss	—	—	—	—	—	(960,087)	(960,087)

Balance at March 31, 2009	7,685,365	$7,686	338,350	$(1,026,448)	$15,452,510	$7,377,333	$21,811,081

Stock compensation	—	—	—	—	35,329	—	35,329
Releases of restricted stock awards	5,513	5	—	—	(5)	—	—
Purchase of treasury stock	—	—	212,629	(477,501)	—	—	(477,501)
Cancellation of treasury stock	(540,195)	(540)	(540,195)	1,481,275	(1,480,735)	—	—
Net loss	—	—	—	—	—	(1,210,610)	(1,210,610)

Balance at June 30, 2009	7,150,683	$7,151	10,784	$(22,674)	$14,007,099	$6,166,723	$20,158,299

Stock compensation	—	—	—	—	26,684	—	26,684
Net loss	—	—	—	—	—	(510,229)	(510,229)

Balance at September 30, 2009	7,150,683	$7,151	10,784	$(22,674)	$14,033,783	$5,656,494	$19,674,754

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(2,680,926)	$1,315,151
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	780,607	919,138
Net provision for bad debt	(24,455)	29,000
Stock based compensation	111,541	197,449
Tax expense applicable to release of stock awards and stock option exercises	46,209	32,397
Write-down of long-lived assets	—	92,674
Unrealized gain in marketable securities	(20,656)	—
Loss on disposal of assets and asset impairment	21,944	6,305
Changes in operating assets and liabilities:
Accounts and other receivables	(1,983,003)	(1,894,171)
Inventories	671	95,628
Commission advances, prepaid expenses and prepaid marketing	22,719	(449,097)
Accounts payable	779,750	(1,507,418)
Accrued expenses	259,314	866,083
Income taxes	(1,342,988)	698,541
Other assets and liabilities, net	800,861	31,668

Net cash provided by (used in) operating activities	(3,228,412)	433,348

Cash flows from investing activities
Purchases of property, plant and equipment	(267,731)	(782,846)
Purchase of investments	(33,472)	(2,204,121)
Other	(1,387)	2,003

Net cash used in investing activities	(302,590)	(2,984,964)

Cash flows from financing activities
Principal payments on lines of credit, long-term debt, and capital leases	(157,726)	(132,965)
Tax expense applicable to release of stock awards and stock option exercises	(46,209)	(32,397)
Purchase of treasury stock	(529,482)	(639,216)

Net cash used in financing activities	(733,417)	(804,578)

Net decrease in cash and cash equivalents	(4,264,419)	(3,356,194)
Cash and cash equivalents at beginning of period	9,825,528	11,615,593

Cash and cash equivalents at end of period	$5,561,109	$8,259,399

Supplemental disclosure of cash flow information
Interest paid	$109,510	$125,009

Cash payments of income taxes	$71,595	$162,690

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Adopted Accounting Standards Updates

In December 2007 the Financial Accounting Standards Board, the “FASB”, issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination. The changes include modifying how the Company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and recognizes and measures goodwill acquired in the purchase. In addition, acquisition costs are to be expensed as incurred and restructuring costs are expensed in periods after the acquisition date. This change in accounting practices will only affect the Company’s financial position or results of operations to the extent it has business combinations after January 1, 2009.

In December 2007 the FASB issued new guidance requiring measuring an acquisition of non-controlling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of the change is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes are likely to affect the planning and execution as well as the accounting and disclosure of merger transactions. The adoption of this accounting policy on January 1, 2009 did not have an effect on the Company’s results of operations or financial position.

In February 2008 the FASB delayed until January 1, 2009, accounting guidance regarding nonfinancial assets and nonfinancial liabilities that are recognized and or disclosed on a nonrecurring basis. On January 1, 2009, the Company adopted the new guidance. The adoption of this change in accounting policy did not have a material effect on the Company’s results of operations or financial position.

In April 2008 the FASB issued new guidance that amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The revised policy improves the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of this policy on January 1, 2009 did not have a material impact on the consolidated financial statements. The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the three and nine months ended September 30, 2009 and 2008, the Company did not incur any costs to renew or extend its franchise agreements which are classified as intangible assets.

In June 2008, the FASB issued new guidance that clarifies that share based payments that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities in computing basic earnings per share. On January 1, 2009, the Company adopted the new guidance and modified its calculation of weighted average common shares outstanding to include as participating securities share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting. After this change, the Company retrospectively adjusted its weighted average common shares outstanding and earnings per share data for the period ended September 30, 2008 to conform with the revised policy. See Note 9.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

In November 2008 the FASB Emerging Issues Task Force (EITF) reached a consensus regarding equity method investment accounting considerations. The new guidance that became effective January 1, 2009, clarifies accounting and impairment considerations involving equity method investments and includes the EITF’s conclusions on how to (1) initially measure its equity method investments, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. The adoption of this new guidance on January 1, 2009 had no immediate impact of the financial condition or results of operations of the Company but will affect any future investments accounted for under the equity method.

In April 2009, the Company adopted FASB new guidance that requires disclosure about the fair value of financial instruments for interim reporting periods consistent with those reported in annual financial statements. These additional disclosures did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued new guidance regarding determining fair value when the volume or level of activity in a market for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance affirms that the objective of determining fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, changed the criteria on the evidence required to determine that a transaction was not orderly and required disclosures about the change in valuation technique, the related inputs and quantifying the effect of the change. The Company adopted the new policy during the second quarter ended June 30, 2009. The adoption of this new policy had no impact on the consolidated financial statements.

In May 2009 the FASB issued new accounting and disclosure guidance regarding events that occur after the balance sheet date but before financial statements are issued. The Company adopted the new guidance as of June 30, 2009. In addition, the Company is required to disclose the date through which it has evaluated subsequent events and the basis of that date. The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 12, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

Accounting Standards Update to be Implemented in Future Periods

In June 2009 the FASB issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis of whether an enterprise is the primary beneficiary of a VIE, expand it’s disclosures about our involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance is effective January 1, 2010. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

Investments

At September 30, 2009, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on quoted market prices which are considered Level 1 securities in accordance with generally accepted accounting principles. For the three and nine months ended September 30, 2009, the Company recognized $7,881 and $33,472, respectively, in interest earnings and an unrealized holding gain of $6,246 and $20,646, respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three and nine months ended September 30, 2009, the Company’s share of income from affiliated entities was approximately $3,000 and $1,000, respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, is included in “Other assets” on the Company’s Consolidated Balance Sheets of approximately $186,000 at September 30, 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. Based on prevailing interest rates at September 30, 2009, management believes that the carrying value of long-term debt approximates its fair value.

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at September 30, 2009 and December 31, 2008 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company evaluated its goodwill for impairment at December 31, 2008 and determined there was no impairment. During the quarter ended September 30, 2009, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2008 analysis.

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

The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (SPA), which terminates on February 28, 2011. At September 30, 2009, the Company’s home improvement business served The Home Depot customers in 42 markets covering 27 states. The Company’s kitchen products are available in all 42 markets and bath products are available in 17 markets.

On February 28, 2008, the Company and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As of June 30, 2009, the Company had completed the manufacture and installation of all customer orders for deck products. The Company is actively marketing for sale its Woodbridge, Virginia deck manufacturing facility and equipment. The Company’s Woodbridge manufacturing facility did not require an impairment charge at September 30, 2009 as the carrying value was determined to be lower than the fair value. Management has considered all information available in determining the fair value of assets held for sale; however, the fair value ultimately realized upon the sale of the assets could differ from the estimated amounts reflected in the Consolidated Balance Sheets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

In 2008, the Company and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. The Company is currently working to roll out these products in markets where it currently offers kitchen refacing products. As of September 30, 2009, the Company had introduced these products in 25 of its 42 markets. In connection with this product category, in 2008 the Company purchased a 33.33% membership interest in Blue Viking Storage, LLC, (“Blue Viking”) a distributor of garage organizer systems and accessories. In conjunction with the membership interest, the Company entered into a marketing consulting agreement with Blue Viking in which Blue Viking will provide the Company sales and marketing consulting to support its entry and expansion into the garage and home storage industry.

In December 2008, the Company entered into a franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly-owned subsidiary of The Home Depot. The Franchise Agreement allows for the Company to market, sell and apply a wood kitchen cabinet and wood floor refinishing system through selected The Home Depot stores in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Home Improvement Product Lines
Kitchen refacing and countertops	$24,965	$29,127	$71,881	$85,143
Bathroom refacing	2,165	2,030	5,806	6,849
Decks	—	3,804	251	10,314
Organizers	1,120	21	1,769	108
N-Hance	172	—	389	—

Total Home Improvement revenues	$28,422	$34,982	$80,096	$102,414

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

4. Fair Value

Generally accepted accounting principles define fair value as a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, generally accepted accounting principles establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Fair Value (Continued)

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$3,915,679	$3,915,679	—	—
Marketable securities:
Municipal Bond funds	2,090,177	2,090,177	—	—

Total	$6,005,856	$6,005,856	—	—

5. Inventories

Inventories, net of applicable reserves, consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$2,283,955	$2,292,598
Work-in-progress	1,254,011	1,246,039

Total	$3,537,966	$3,538,637

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2009	December 31, 2008
Frost Term loan	$1,073,314	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,452,791	1,545,556
Other	61,059	66,004

Total Long-Term Debt	2,587,164	2,744,890
Less Current Portion	221,115	214,254

Long-Term Portion	$2,366,049	$2,530,636

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

Term Loan – The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.28% at September 30, 2009 and 3.18% at December 31, 2008) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At September 30, 2009, the Company had outstanding borrowings of $1,073,314 under the term loan.

Borrowing Base Line of Credit - The Borrowing Base Line of Credit allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2009 the Company had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $4,000,000.

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

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company’s credit facility covenants were amended effective for the quarter ended March 31, 2009. The Company is in compliance with all restrictive covenants at September 30, 2009.

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

Other

As described in Note 3, in December 2008 the Company entered into a franchise agreement with Harris Research, Inc., a wholly-owned subsidiary of The Home Depot. The Franchise Agreement provided for the Company to pay a franchise fee of $80,255, of which $66,004 was financed and $61,059 remains unpaid as of September 30, 2009. The interest rate on the note is 8.0% and is payable in 56 monthly principal and interest payments of $1,416 commencing April 1, 2009.

7. Commitments and Contingencies

On July 17, 2009, the Company entered into a Stipulation and Settlement Agreement in settlement of a certain class action lawsuit pending against the Company in the United States District Court for the Central District of California-Western Division. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. Without admitting any liability or wrongdoing of any kind, the Company has agreed to the payment of $1,500,000 to settle the lawsuit. Barring any unusual developments, the Company expects the settlement and approval process to be completed within a 2 to 4 month period. The Company recorded a liability of $1,500,000 for the settlement in the second quarter of 2009 that is included in other accrued liabilities and legal settlement in our Consolidated Balance Sheet.

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

8. Treasury Stock

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases under this authorization through September 30, 2009 were 346,634 shares at a cost of approximately $1,044,000. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

8. Treasury Stock (Continued)

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

On June 5, 2009, the Board of Directors approved the cancellation and reclassification as authorized and unissued shares of the 204,345 shares of the Company’s common stock purchased on May 18, 2009 from Peter T. Bulger and 335,850 shares of common stock purchased by the Company pursuant to its publicly announced $2 million Stock Purchase Plan.

9. Income (Loss) Per Share

On January 1, 2009, the Company modified its accounting policy in accordance with ASC 260-10-45 whereby basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents. All prior period weighted average common shares outstanding and earnings per share data presented were adjusted retrospectively to conform with the revised accounting policy.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) applicable to common stockholders:
Net income (loss) from continuing operations	$(510,229)	$600,102	$(2,680,926)	$1,315,645
Net loss from discontinued operations	—	—	—	(494)

Net income (loss) applicable to common stockholders	$(510,229)	$600,102	$(2,680,926)	$1,315,151

Weighted average shares outstanding – basic	7,064,693	7,564,569	7,244,847	7,611,276
Effect of dilutive securities	—	1,890	—	7,808

Weighted average shares outstanding – diluted	7,064,693	7,566,459	7,244,847	7,619,084

Net income (loss) per share – basic and diluted:
Continuing operations	$(0.07)	$0.08	$(0.37)	$0.17
Discontinued operations	—	—	—	—

Net income (loss) per share	$(0.07)	$0.08	$(0.37)	$0.17

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2009, approximately 191,000 and 167,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, approximately 124,000 and 158,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2009 included herein, and our audited financial statements for the years ended December 31, 2008, 2007 and 2006, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

At September 30, 2009, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores. Our bath products are currently offered in 17 markets, which include approximately 567 stores.

Last year, in the second quarter ended June 30, 2008, we completed the opening of kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania, encompassing approximately 96 The Home Depot stores.

Also last year we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. At September 30, 2009, we had completed the introduction of these products in 25 markets where we also offer our kitchen refacing products.

In December 2008 we entered into a franchise agreement (the “Franchise Agreement”) with Harris Research, Inc., a wholly-owned subsidiary of The Home Depot. The five year Franchise Agreement allows us to market, sell and apply a wood kitchen cabinet and wood floor refinishing system through selected The Home Depot stores in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. We began marketing these products in the first quarter 2009.

In February 2008 we and The Home Depot agreed to terminate the installed deck program under the SPA. As a result, we began the transition to cease offering deck products. We completed the manufacture and installation of all deck product orders in the first quarter 2009.

In September 2007 we sold the assets of our consumer finance subsidiary and exited the consumer finance business. As a result of the transaction, the financial operating results from this business have been classified as discontinued operations in our Consolidated Statements of Operations.

Results of Operations

Results of operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008:

	(In Thousands) Three months ended September 30,
	2009		2008
	$	%	$	%
Revenues	28,422	100.0	34,982	100.0
Costs of remodeling contracts	12,437	43.8	16,701	47.8

Gross Profit	15,985	56.2	18,281	52.2

Costs and expenses:
Branch operations	1,971	6.9	2,319	6.6
Sales and marketing expense	12,034	42.3	12,404	35.5
General and administrative	2,573	9.1	2,564	7.3

Operating income (loss)	(593)	(2.1)	994	2.8
Interest expense	35	0.1	44	0.0
Other income	38	0.1	42	0.0

Income (loss) before income taxes	(590)	(2.1)	992	2.8
Income tax expense (benefit)	(80)	(0.3)	392	1.1

Net income (loss)	(510)	(1.8)	600	1.7

Management’s Summary of Results of Operations.

For the third quarter ended September 30, 2009, we had revenues of $28,422,000 as compared to $34,982,000 in the same quarter last year. Excluding revenues from deck products that we phased out in 2008, revenues declined $2,756,000, or 8.8% from $31,178,000 in the prior year third quarter.

Net loss for the third quarter 2009 was $510,000, or $0.07 per share as compared to net income of $600,000, or $0.08 per share in the same quarter last year.

The loss in the current period reflects continued weakness in the economy. Underlying macro economic factors, including the weak housing market, tightness in consumer credit and high unemployment have resulted in a lack of consumer confidence and weak demand. Although we believe that our efforts to stimulate sales, including expansion of our in-store marketing program, sales incentives and marketing promotions have had a positive affect on the level of our new orders, the degree of the weakness in demand has deleveraged our operating infrastructure and increased the effective cost of our sales and marketing programs in the current period. Our sales and marketing costs increased from 35.5% of revenues in the third quarter last year to 42.3% in the third quarter 2009. Although we have made certain cost adjustments in other areas of our operations, the cost savings associated with these actions have been insufficient to offset the impact of continued demand-driven weakness.

Despite the difficult market conditions, we believe that our in-store marketing program is an integral component of our marketing and growth strategy. We believe this program will ultimately reduce our lead generation costs and drive sales growth as market conditions improve. Our new orders for the third quarter ended September 30, 2009 were $30,908,000 as compared to $30,777,000 in the same period last year. Excluding deck products, new orders increased 6.3% as compared to $29,085,000 in the same period last year. New orders in the third quarter 2008 had sharply declined as a result of the severity of the economic environment.

Outlook: Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. We believe the long-term outlook for the home improvement industry and our business is favorable. We believe we are beginning to see positive macro economic signals, such as recent reports of improvement in the housing market, and we see positive signals in our business with third quarter improvements in new orders and an increase in the number of customers approved for financing. These positive signals lead us to have confidence that the near term economic environment will improve and the long term outlook remains strong. However, we expect that continued economic pressures in the remainder of 2009 will sustain slower consumer demand levels and therefore we cannot predict the strength of the recovery in the near term. We do not expect our cost control actions will offset the impact of continued demand weakness and continued higher costs to acquire customers in the fourth quarter of 2009. Management will continue to address the operating environment to focus on its marketing strategy, and as necessary, continue to make cost adjustments to support its long-term objectives.

Results of Operations – Detail Review

Revenues for the three months ended September 30, 2009 declined 18.8% to $28,422,000 as compared to $34,982,000 in the prior year quarter. Excluding revenues from deck products, which we discontinued offering in 2008, revenues declined 8.8% from $31,178,000 in the third quarter last year. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues from these markets were $1,130,000 and $1,227,000 in the third quarter of 2009 and 2008, respectively.

	(In Thousands)
	Three months ended September 30,		Increase (decrease)
	2009	2008	$
Markets opened prior to 2008	$27,292	$33,755	$(6,463)
Markets opened in 2008	1,130	1,227	(97)

Total revenues	$28,422	$34,982	$(6,560)

Revenues and new orders for the three months ended September 30, 2009 and 2008, and backlog of uncompleted orders at September 30, 2009 and 2008 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2009	2008	2009	2008	2009	2008
Kitchen refacing and countertops	$24,965	$29,127	$27,075	$26,681	$13,334	$15,181
Bathroom refacing	2,165	2,030	2,470	2,195	1,247	1,296
Decks	—	3,804	—	1,692	—	3,353
Organization systems	1,120	21	1,157	209	675	193
N-Hance	172	—	206	—	170	—

Total	$28,422	$34,982	$30,908	$30,777	$15,426	$20,023

Kitchen refacing and countertops – New orders for kitchen and countertop products increased 1.5% to $27,075,000 in the third quarter 2009 from $26,681,000 in the third quarter 2008. Although we generated fewer customer appointments in the current quarter as compared to the prior year third quarter, our sales close rate increased in the current period. In addition, the number of customers who were approved financing for their kitchen refacing project increased to 84.8% in the current quarter as compared to 81.7% in the third quarter 2008. Approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Beginning the second quarter of 2008 we have experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders. Although the financing approval rate has improved over the last two consecutive quarters, the approval rate is still below our historical levels.

Revenues from kitchen refacing and countertop products declined $4,162,000 or 14.3%, to $24,965,000 in the third quarter 2009 from $29,127,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order, therefore revenues in a given quarter are largely dependent on the backlog of uncompleted orders at the beginning of a quarter. The decrease in revenues principally reflects lower backlog of orders at the beginning of the quarter as compared to the beginning of the same quarter last year, which management attributes to the weak economic environment.

Bathroom refacing – New orders for bath products increased 12.5% to $2,470,000 in the third quarter 2009 as compared with $2,195,000 in the third quarter last year. The increase in new orders resulted from increased marketing efforts which generated a higher number of customer appointments as compared to the prior year quarter.

Revenues from bathroom refacing products increased 6.7% to $2,165,000 in the third quarter 2009 from $2,030,000 in the third quarter 2008. The increase in revenues resulted from increased new orders in the period.

Decks – We discontinued offering deck products in 2008. The decline in orders and revenues is a result of the phase out of the deck products in The Home Depot stores.

Organization Systems – New orders for organization systems products were $1,157,000 in the third quarter 2009 as compared to $209,000 in the same period last year, and revenues were $1,120,000 and $21,000, respectively. Commencing in January 2009 we began to roll out the offering of home storage organization systems products in certain markets where we currently offer our kitchen refacing products. As of September 30, 2009, we offered organization system products in 25 markets.

Gross profit in the third quarter 2009 was $15,985,000 or 56.2% of revenues as compared with $18,281,000, or 52.2% of revenues in the third quarter last year. Gross profit in dollar terms declined principally due to lower revenues. However, the increase in gross profit as a percentage of revenues reflects 185 basis points improvement resulting from favorable product mix and 215 basis points improvement principally from the combination of recent price increases and cost reductions.

Branch operating expenses were $1,971,000 and $2,319,000 for the third quarter 2009 and 2008, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decline in branch operating expenses is principally due to cost reductions.

Marketing expenses were $7,443,000 or 26.2% of revenues in the third quarter 2009 as compared with $7,911,000, or 22.6% of revenues in the third quarter 2008. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay on each sale in which the customer lead was originated by our third party in-store marketing provider, advertising, and personnel and facility costs related to maintaining our marketing center and employee based in-store marketing program.

Marketing expense in dollar terms declined in the third quarter 2009 from the same quarter last year principally due to lower fees paid to The Home Depot which resulted from the lower revenues in current period. However, marketing expense as a percentage of revenues increased in the third quarter 2009 as compared to the same quarter last year resulting from increased costs associated with our employee based in-store program and an increase in the commission rate we pay our third party in-store provider (which became effective January 1, 2009).

We generate a substantial portion of our customer leads through our in-store program. In our in-store marketing program, we utilize both an independent marketing firm and our employees to staff The Home Depot stores. We initiated an employee based in-store marketing program in the fourth quarter of 2008 in selected markets to supplement our third party in-store provider and to establish a presence in a greater number of The Home Depot stores. In connection with our third party in-store marketing provider, we pay them a commission fee on each new sales order. If certain performance criteria are met, a bonus is payable to them, and if the criteria are not met, a refund is due us which reduces the effective rate of the program.

During the third quarter 2009 we continued to implement strategic changes in our marketing initiatives. We have continued to expand our in-store program, including expanding our employee based program and making adjustments in the locations in which we utilize our third party in-store marketing program. We are continuing to make adjustments to this program. We believe this program is an integral component of our marketing and growth strategy. Although we believe these actions will ultimately reduce our lead generation costs, we have continued to incur start up costs as we expand the program, as well as start up inefficiencies and challenges generating prospective customer appointments as a result of the economic environment. These factors resulted in higher marketing costs in the third quarter.

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

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $4,591,000, or 16.1% of revenues for the third quarter 2009 as compared to $4,493,000, or 12.9% of revenues in the prior year third quarter. Sales expense increased approximately $100,000 due to higher bonuses and special sales incentive programs designed to increase new orders, and $128,000 on increased travel and mileage reimbursement expenses, offset by lower sales commissions on reduced revenues as compared to the prior year period.

General and administrative expenses were $2,573,000, or 9.1% of revenues, for the third quarter ended September 30, 2009, as compared to $2,564,000, or 7.3% of revenues in the same quarter last year.

Income taxes in the third quarter 2009 reflects an adjustment to revise our estimated effective tax benefit rate for 2009, as well as a true-up adjustment of our income tax expense for 2008 to our actual income tax liability based on our tax returns.

Results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

	(In Thousands) Nine months ended September 30,
	2009		2008
	$	%	$	%
Revenues	80,096	100.0	102,414	100.0
Costs of remodeling contracts	35,323	44.1	48,649	47.5

Gross Profit	44,773	55.9	53,765	52.5

Costs and expenses:
Branch operations	6,002	7.5	6,823	6.7
Sales and marketing expense	33,594	41.9	36,673	35.8
General and administrative	7,786	9.7	8,096	7.9
Legal settlement	1,500	1.9	—	—

Operating income (loss)	(4,109)	(5.1)	2,173	2.1
Interest expense	110	0.1	128	0.1
Other income	104	0.1	115	0.1

Income (loss) from continuing operations before income taxes	(4,115)	(5.1)	2,160	2.1
Income tax expense (benefit)	(1,434)	(1.8)	844	0.8

Net income (loss) from continuing operations	(2,681)	(3.3)	1,316	1.3
Net loss on discontinued operations, net of tax	—	—	(1)	0.0

Net income (loss)	(2,681)	(3.3)	1,315	1.3

Management’s Summary of Results of Operations.

For the nine months ended September 30, 2009, revenues declined 21.8% to $80,096,000 as compared to $102,414,000 in the prior year period. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues in the nine months ended September 30, 2009 from these new markets were $3,012,000 as compared to $1,419,000 in the prior year period. Excluding revenues from deck products, revenues declined $12,255,000, or 13.3% from the nine months ended September 30, 2008.

We had a net loss of $2,681,000, or $0.37 per share in the nine months ended September 30, 2009 as compared to net income of $1,315,000, or $0.17 per share in the nine months ended September 30, 2008. The loss in the nine months ended September 30, 2009 included a $1,500,000 pre-tax charge related to a litigation settlement agreement. Excluding this one time charge, the loss in the nine months ended September 30, 2009 was approximately $1,755,000, or $0.24 per share. The loss in the current period reflects the impact of the prolonged weakness in the economic environment.

Excluding deck products, which we ceased offering in 2008, our new orders for the nine months ended September 30, 2009 declined approximately 7.6% to $82,204,000 as compared to $88,994,000 in the same period last year. The decline in new orders principally reflects the weakness in economy which has resulted in a lack of consumer confidence and weak consumer demand. As compared to the prior year period, we experienced a 5% decline in the number of customer appointments and a 4% decline in the number of customers approved for financing.

Our sales and marketing costs increased from 35.8% of revenues to 41.9% in the nine months ending September 30, 2008 and 2009, respectively. The increase is principally the result of higher costs in our in-store marketing program. Our in-store marketing program is our largest marketing lead generation source. In January 2009, we incurred an increase in the rate payable to our third party in-store provider. During the fourth quarter of 2008, we initiated an employee based in-store marketing program in selected markets to supplement our third party provider and to establish a presence in a greater number of The Home Depot stores. During the nine months ended September 30, 2009, we expanded the employee based in-store marketing program into additional markets and made additional changes in our marketing mix, including targeting higher performing markets and scaling back our third party program in underperforming markets. Although we believe these actions will ultimately reduce our lead generation costs, our start up costs and start up inefficiencies have resulted in higher costs in the current year period.

Although we believe that our efforts to stimulate sales, including expansion of our in-store marketing program, sales incentives and marketing promotions have had a positive affect on the level of our new orders, the degree of the weakness in demand has deleveraged our operating infrastructure and increased the effective cost of our sales and marketing programs in the current period.

Results of Operations – Detail Review

Revenues for the nine months ended September 30, 2009 declined 21.8% to $80,096,000 as compared to $102,414,000 in the prior year period. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues in the nine months ended September 30, 2009 from these new markets were $3,012,000 as compared to $1,419,000 in the prior year period. Excluding revenues from deck products, revenues declined $12,255,000, or 13.3% from the nine months ended September 30, 2008.

	(In Thousands)
	Nine months ended September 30,		Increase (decrease)
	2009	2008	$
Markets opened prior to 2008	$77,084	$100,995	$(23,911)
Markets opened in 2008	3,012	1,419	1,593

Total revenues	$80,096	$102,414	$(22,318)

Revenues and new orders for the nine months ended September 30, 2009 and 2008, and backlog of uncompleted orders at September 30, 2009 and 2008 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2009	2008	2009	2008	2009	2008
Kitchen refacing and Countertops	$71,881	$85,143	$72,969	$81,953	$13,334	$15,181
Bathroom refacing	5,806	6,849	6,290	6,772	1,247	1,296
Decks	251	10,314	(72)	9,427	—	3,353
Organization systems	1,769	108	2,387	269	675	193
N-Hance	389	—	558	—	170	—

Total	$80,096	$102,414	$82,132	$98,421	$15,426	$20,023

Kitchen refacing and countertops – New orders for kitchen and countertop products declined $8,984,000 or 11.0%, to $72,969,000 in the nine months ended September 30, 2009 from $81,953,000 in the nine months ended September 30, 2008. The decline in new orders is due to a combination of a decrease in the number of customer appointments and a reduction in the number of customers approved for financing. Management believes that these results reflect the weakness in the economic environment which has resulted in a lack of consumer confidence adversely affecting consumer demand. In addition, approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Beginning in the second half of 2008 we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders. In the nine months ended September 30, 2009, the number of customers approved for financing declined to 82.2% from 86.2% in the nine months ended September 30, 2008. Although the financing approval rate has improved in the second and third quarters of 2009, the approval rates have not returned to historical levels.

Revenues from kitchen refacing and countertop products declined $13,262,000 or 15.6%, to $71,881,000 in the nine months ended September 30, 2009 from $85,143,000 in the same period last year. The decrease in revenues is due to lower new orders in the period and lower backlog of orders at the beginning of the period as compared to the beginning of the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order.

Bathroom refacing – New orders for bath products were $6,290,000 in the nine months ended September 30, 2009 as compared with $6,772,000 in the nine months ended September 30, 2008. The decrease in new orders as compared to the prior year occurred in the first half of 2009 reflecting fewer customer appointments, lower sales close rates and lower financing approval rates. In the third quarter of 2009 we increased marketing efforts for bath products which generated a higher number of customer appointments as compared to the prior year quarter. However lower sales close rates and reduced financing approval rates continued in the period.

Revenues from bathroom refacing products decreased 15.2% to $5,806,000 in the nine months ended September 30, 2009 from $6,849,000 in the nine months ended September 30, 2008. The decline in revenues reflected lower new orders in the current period, as well as lower backlog of uncompleted orders at the beginning of the period as compared to the beginning of the same period last year.

Decks –We discontinued offering deck products in 2008. The decline in orders and revenues is a result of the phase out of the deck products in The Home Depot stores. During the current period we had customer cancellations of $72,000, which is reflected as negative orders in the table above.

Organization Systems – New orders for organization systems products were $2,387,000 in the nine months ended September 30, 2009 as compared to $269,000 in the same period last year, and revenues were $1,769,000 and $108,000, respectively. Commencing in January 2009 we began to roll out the offering of home storage organization systems products in markets where we currently offer our kitchen refacing products. As of September 30, 2009, we offered organization system products in 25 markets.

Gross profit in the nine months ended September 30, 2009 was $44,773,000 or 55.9% of revenues as compared with $53,765,000, or 52.5% of revenues in the same period last year. Gross profit in dollar terms declined principally due to lower revenues. However, the increase in gross profit as a percentage of revenues reflects 150 basis points improvement resulting from favorable product mix and 190 basis points improvement from the combination of recent price increases and cost reductions.

Branch operating expenses were $6,002,000 and $6,823,000 for the nine months ended September 30, 2009 and 2008, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decline in branch operating expenses is due to cost reductions.

Marketing expenses were $21,075,000 or 26.3% of revenues in the nine months ended September 30, 2009 as compared with $22,550,000, or 22.0% of revenues in the nine months ended September 30, 2008. Marketing expense in dollar terms declined principally due to lower fees paid to The Home Depot on lower revenues in current period. Marketing expense as a percentage of revenues increased in the nine months ended September 30, 2009 as compared to the same period last year resulting from start up costs and start up inefficiencies related to the expansion of our employee based in-store marketing program, as well as challenges generating prospective customer appointments as a result of the economic environment, and an increase in the commission rate we pay our third party in-store provider (which became effective January 1, 2009).

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $12,519,000, or 15.6% of revenues for the nine months ended September 30, 2009 as compared to $14,123,000, or 13.8% of revenues in the prior year period. The decrease in sales expense in dollar terms is primarily due to lower sales commissions on reduced revenues as compared to the prior year period.

General and administrative expenses were $7,786,000, or 9.7% of revenues, for the nine months ended September 30, 2009, as compared to $8,096,000, or 7.9% of revenues in the same period last year. The decrease in general and administrative expenses reflects no executive bonus accrual as a result of the current period operating loss, and reduced expenditures resulting from cost control measures.

On July 17, 2009, we entered into a Stipulation and Settlement Agreement in settlement of a certain class action lawsuit pending against us in the United States District Court for the Central District of California-Western Division. The settlement is subject to, among other things, preliminary and final court approval. Barring any unusual developments, we expect the settlement and approval process to be completed within a 2 to 4 month period. On June 30, 2009, we recorded a liability for the settlement of $1,500,000.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At September 30, 2009, we had approximately $5,561,000 in cash and cash equivalents and $2,090,000 in investments in marketable securities.

Cash used in operations was approximately $3,228,000 in the nine months ended September 30, 2009 as compared to $433,000 cash provided by operations in the same period last year. During the nine months ended September 30, 2009, we utilized $268,000 for capital expenditures, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. Interest earnings from our investment in a tax free bond fund are reinvested into the fund to purchase additional investments. The tax free bond fund investment is reported in the caption “Marketable Securities” on our Consolidated Balance Sheets.

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. During the nine months ended September 30, 2009 we repurchased 34,381 shares at a cost of approximately $70,000. Cumulative repurchases under this authorization through September 30, 2009 were 346,634 shares at a cost of approximately $1,044,000.

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

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2009	December 31, 2008
Frost Term loan	$1,073,314	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,452,791	1,545,556
Other	61,058	66,004

Total Long-Term Debt	2,587,163	2,744,890
Less Current Portion	221,114	214,254

Long-Term Portion	$2,366,049	$2,530,636

The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. Interest is payable on the unpaid balance at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.28% at September 30, 2009 and 3.18% at December 31, 2008).

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

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit, as amended, allows borrowings up to $4 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2009 we had no balance outstanding under the Borrowing Base Line of Credit, and had a borrowing capacity of approximately $4,000,000. The Borrowing Base Line matures May 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

Our credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to maintain a tangible net worth in excess of $15.0 million, (iii) maintain a debt to adjusted tangible net worth ratio of less than 1.50, (iv) maintain a quick ratio in excess of 1.20, and (v) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. As of September 30, 2009, our tangible net worth was $15.95 million or 6.4% above the requirement, the debt to adjusted tangible net worth was 0.70 or 53.3% below the requirement and the quick ratio was 1.47 or 22.5% above the requirement. Our credit facility covenants were amended effective the quarter ended March 31, 2009. We are in compliance with all restrictive covenants at September 30, 2009.

On July 17, 2009, we entered into a Stipulation and Settlement Agreement in settlement of a certain class action lawsuit pending against us in the United States District Court for the Central District of California-Western Division. The settlement is subject to, among other things, preliminary and final court approval. Barring any unusual developments, we expect the settlement and approval process to be completed within a 4 to 6 month period. On June 30, 2009, we recorded a liability for the settlement of $1,500,000, none of which had been paid as of September 30, 2009.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance regarding recognizing and disclosing the fair value of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The Company applied the provisions of the new guidance to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009. The adoption did not have a material effect on the Company’s results of operations or financial position.

Recent Accounting Pronouncements

In April 2009, the FASB issued new guidance regarding interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted the new guidance on April 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued new guidance regarding determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance affirms that the objective of determining fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, changed the criteria on the evidence required to determine that a transaction was not orderly and required disclosures about the change in valuation technique, the related inputs and quantifying the effect of the change. The Company adopted the new policy during the second quarter ended June 30, 2009. The adoption of this new policy had no impact on the consolidated financial statements.

In May 2009 the FASB issued new accounting and disclosure guidance regarding events that occur after the balance sheet date but before financial statements are issued. The Company adopted the new guidance as of June 30, 2009. The adoption had no impact on our consolidated financial statements.

In June 2009 the FASB issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis of whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about our involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance is effective January 1, 2010. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009, we are not involved in any off-balance sheet transactions.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective.

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

Because the litigation is a class action, the settlement is subject to the preliminary approval of the U. S. District Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all class members. Timing of the approval process is dependent on the Court’s calendar. Class members have a right to opt-out of the class and may object to the terms of the settlement. Final consummation of the settlement must await the entry of final judgment approving the settlement as fair to all class members. However, such settlements are often approved with some modification, which could be material to the settlement terms. Barring any unusual developments, the Company expects the settlement and approval process to be completed within a 4 to 6 month period.

In June 2007, a class action, uncertified, was filed by a home improvement customer of the The Home Depot against The Home Depot, Inc., Expo Designs Center, et al. (“Defendants”) in the Superior Court of the State of California for the County of Los Angeles, alleging certain unfair business acts and practices, violations of the California Consumer Legal Remedies Act and breach of contract. The case was subsequently removed to the U.S. District Court for the Central District of California. The U.S. District Court granted Defendants’ Motion to Dismiss the Original Complaint. Plaintiffs, who are comprised of two home improvement customers of the Company and The Home Depot, filed their First Amended Complaint in October 2007, which included the Company as a defendant. Plaintiffs subsequently filed their Second Amended Complaint against Defendants on December 21, 2007, which contained basically the same allegations as the Original and First Amended Complaints. Plaintiffs assert the claims on their behalf and a class of all others similarly situated. Relief sought in the Second Amended Complaint included unspecified damages, and other equitable relief and attorney fees. On April 9, 2008, the U.S. District Court granted Defendants’ Motion to Dismiss Plaintiffs’ Second Amended Complaint and ordered Plaintiffs’ Complaint dismissed with prejudice. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit. On October 20, 2009, the U.S. Court of Appeals for the Ninth Circuit affirmed the U.S. District Court’s ruling that Plaintiffs Second Amended Complaint be dismissed for failure to state a claim.

In February 2009 a class action, as yet uncertified, was filed against the Company in the Superior Court of California for the County of Alameda, alleging certain violations of the California Labor Code, California Industrial Welfare Commission Wage Order 16-2001 and California Business and Professions Code. This action was filed by a former employee (“Plaintiff”). The Plaintiff asserts the claims on his behalf and a class of all others similarly situated. Relief sought in the complaint includes unspecified damages, injunctive and equitable relief, punitive damages, penalties (in addition to wages owed) and attorney fees. The Company has filed a Notice of Removal with the United States District Court for the Northern District of California to remove this lawsuit from the Superior Court of the State of California to the U.S. District Court for the Northern District of California. The Company believes the claims by Plaintiff are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

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

Additionally, we are subject to other legal proceedings and claims that arise in the ordinary course of business, including those disclosed above. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, an unfavorable outcome could have a negative impact on the Company. However, at this time, the Company believes that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.

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

During the third quarter 2009, we did not repurchase any shares of our common stock. As of September 30, 2009, we may repurchase up to $955,827 of our common stock under our stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

July 1, 2009 – September 30, 2009	—	—	346,634	$955,827

(1)

The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through September 30, 2009 were 346,634 shares at a cost of approximately $1,044,000.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 12, 2009 on its behalf by the undersigned, thereto duly authorized.

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