Form 10-K
period 2009-12-31
US HOME SYSTEMS INC
filed 2010-03-16
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2.    Yes  ☐    No  ☒

As of March 2, 2010, 7,168,996 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was $13,572,344.

The following documents are incorporated by reference: Portions of the registrant’s proxy statement pertaining to the registrant’s 2010 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

At December 31, 2009, our home improvement business served The Home Depot in 42 major markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores. Our bath products are currently offered in 17 markets, which include approximately 567 stores.

In July 2008, we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. At December 31, 2009, we had completed the introduction of these products in 25 markets where we also offer our kitchen refacing products.

In the 42 metropolitan markets where we currently serve The Home Depot customers, we conduct our home improvement business through our own branch sales and installation center located in the market. During the first quarter of 2010, we initiated a new program to expand the number of markets in which we serve The Home

Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas which we currently operate. To serve The Home Depot customers in these smaller markets, we intend to engage local independent contractors rather than open our own branch sales and installation center in the market (the “SCN” program). The SCN independent contractor, under our direction, will principally be responsible for the sale, installation and service of our home improvement products in the designated market area. Initially, we will offer our kitchen refacing in these markets. We will pay the SCN contractor a percentage of the customer contract amount. The percentage rate we pay the SCN contractor will vary depending on the product and the source of the customer lead.

We believe the utilization of a network of independent contractors in these smaller markets will be more economical to us than opening and staffing our own sales and installation centers in these markets. We have established an administrative function for the continuing administration, sourcing and evaluation of the independent contractors.

In February 2010 we engaged SCN contractors to service the Charleston, South Carolina, Wilkes-Barre and Harrisburg, Pennsylvania, Ithaca, New York, Madison, Wisconsin, New Orleans, Louisiana and Albuquerque, New Mexico The Home Depot markets, consisting of approximately 75 stores. In February 2010 the initial SCN contractors began generating sales in these markets. In March 2010, we intend to engage independent contractors to service certain The Home Depot markets in Indiana, Ohio, Kentucky, North Carolina, Missouri and Kansas, comprising approximately 63 stores. We anticipate that we will complete this expansion over the next 18-24 months and that we will engage between 25 to 35 independent contractors to cover the 400 stores. We are also evaluating certain segments of markets which we currently serve that could be candidates for transition to this model to better penetrate the marketplace and reduce our costs.

In January 2010 we commenced offering our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products will be made available for The Home Depot customers or their designated installation contractor to purchase. The customer or their installation contractor will then complete the home improvement project. Our in-store kitchen refacing displays will provide information as to the availability of our products in conjunction with The Home Depot’s DIY Program. The Home Depot kitchen designers will originate most orders with the DIY customer or their installation contractor. We expect that the DIY program will be available in all The Home Depot stores by the end of the second quarter of 2010.

In December 2008 we entered into a pilot program to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. In connection with the pilot program we entered into three (3) franchise agreements with Harris Research, Inc., a wholly-owned subsidiary of The Home Depot and provider of the N-Hance wood product renewal system. We began marketing this product in the first quarter 2009. Due to disappointing sales, in November 2009 we sold the Boston franchise. We are currently evaluating the continuation of the program.

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

Our common stock is traded on The Nasdaq Global Market System under the symbol “USHS”. Our principal business operations are conducted through U.S. Remodelers, Inc., a wholly owned subsidiary of U.S. Home Systems, Inc. Except as otherwise indicated by the context, references in this Annual Report to “we”, “us”, “our”, or the “Company” are to the combined business of U.S. Home Systems, Inc. and its subsidiaries.

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

As we enter new markets under The Home Depot brand, we may consider strategic acquisitions and alliances that will provide us sales, marketing, installation or manufacturing synergies, as well as additional products, which we may be able to offer The Home Depot customers. We believe that an opportunity exists to acquire related and complementary businesses in the fragmented residential home improvement industry. The residential home improvement industry is characterized by a proliferation of small local competitors, a need for growth capital, and a potential for significant economies of scale.

Home Improvement Business

Products and Services

In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our specialty product lines include kitchen refacing, bathroom refacing and home organization storage systems for closets and garages.

The following chart summarizes the percentage of our revenues for each of our primary product lines during the last three fiscal years.

	Percent of Revenues Year ended December 31,
Product Lines	2009	2008	2007
Kitchen Refacing and Countertops	89%	83%	75%
Bathroom Refacing	7%	7%	8%
Home Organization Systems	3%	0%	0%
Deck Products	0%	10%	17%
N-Hance Product	1%	0%	0%

Kitchen Refacing:    Kitchen cabinet refacing is a remodeling technique in which existing cabinetry framework is retained with all exposed surfaces being changed. Under our cabinet refacing system, cabinet doors, drawer fronts and drawer boxes are replaced, all hardware is replaced, and all exposed cabinet surfaces are covered with matching veneer or laminate. We also provide matching valances, molding, space organizers, lazy susans, slide-out shelving and countertops, which include laminate and solid-surface tops, including Corian, Silestone and granite. We purchase certain of our wood doors and wood drawer fronts from vendors and we manufacture certain cabinet doors, drawers and other cabinet refacing products in our Charles City, Virginia facility. Cabinet refacing provides consumers with a lower-cost alternative to total cabinet replacement.

Our cabinet doors and drawer fronts are available in either wood or thermofoil. Wood products are available in oak, maple, cherry, bamboo and poplar wood and are available in several designs. In addition, our wood cabinet doors are available in a variety of paint and stain colors. We will also offer our own Facelifters thermofoil brand cabinet doors as an economical alternative to wood cabinet products. All of our cabinet doors have matching backs and are custom made to exact sizes per customer orders. We manufacture our Facelifters cabinet products at our manufacturing facility in Charles City, Virginia.

Bathroom Refacing:    Our bathroom remodeling products include acrylic tub liners and wall surrounds, vanity cabinetry refacing and shower doors. With the exception of the vanity cabinetry refacing, we purchase our bathroom remodeling products from unaffiliated suppliers and perform all installation services.

Home Organization Products:    Our home organization product line includes garage and closet organization systems. The garage organization product offers our customers a solution for organizing their garages such that they are able to make this part of the house truly multi-functional—for parking automobiles, cleanly and efficiently storing items of necessity as well as make it an activity area. This is accomplished through ‘slot walls’ that are installed over the existing walls and are made of heavy gauge cellular vinyl, engineered to carry heavy duty accessories. Grooves in these slot walls can provide support for hanging accessories (hooks, shelves, baskets), and cabinets provide for storage. Special purpose pre-packaged kits (‘stations’) cater to specific needs (such as gardening station, kid’s station, etc.) of families. Accessories for the ceiling offer additional storage options. Also, floor tiles made of heavy duty vinyl offer different design options to modify the look of the garage floor.

Our closet organization product provides a solution for organizing the closet space through a combination of shelves, drawers, hang rods and other accessories. Customers can choose from either pre-packaged configurations of ‘towers’ with shelves and drawers or design their own layout. Various accessories such as tie-racks, shoe-shelves, jewelry drawers, etc. offer additional options for the customers for organizing their closets.

Commencing in January 2009 we began to roll out offering home storage organization products in certain The Home Depot markets. As of December 31, 2009, we offered home organization system products in 25 markets.

Decks:    During the fourth quarter 2008 we ceased offering our deck products. We completed the manufacture and installation of all deck product orders in the first quarter 2009. We will continue to honor our warranty service obligations to The Home Depot deck customers. We are actively marketing for sale our Woodbridge, Virginia deck manufacturing facility.

N-Hance Product:    N-Hance is a wood kitchen cabinet and wood floor refinishing system utilizing a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes.

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

We also maintain certain product displays in The Home Depot stores. The product displays provide consumers general information about the related products, including product features and benefits, contain certain product samples and available product choices, and displays, current sales promotions and offers. In January 2010 we and The Home Depot began replacing and updating kitchen refacing product displays in all The Home Depot stores. The new refacing product displays more prominently display our kitchen refacing product offerings, as well as benefits of refacing as compared with other forms of kitchen cabinet remodeling. The new displays will also provide information as to the availability of our products in conjunction with The Home Depot’s DIY program.

We generate a substantial portion of our customer leads through our in-store marketing program. Our in-store marketing program utilizes both an independent marketing firm and our employees to staff The Home Depot stores. These in-store marketing promoters network with The Home Depot customers to generate customer interest in our products and to schedule in-home presentations. In addition, in-store promoters work with The Home Depot kitchen department personnel to advise them of our product offerings and sales promotions. We initiated an employee based in-store marketing program in the fourth quarter of 2008 in selected markets to supplement our third party in-store provider and to establish a presence in a greater number of The Home Depot stores. The third party in-store service provider receives a commission fee for each customer who enters into a The Home Depot sales order, subject to our completion of the installation of the sales order.

We believe that our in-store marketing program is an integral component of our marketing and growth strategy. During 2009 we continued to implement strategic changes in our marketing initiatives, including expanding our in-store marketing program, making adjustments in the locations in which we operate our in-store marketing program and making adjustments in utilizing either our third party or employee based staffing. Although we believe these actions will ultimately reduce our lead generation costs, during 2009 we continued to incur start up costs as we expanded the program, as well as start up inefficiencies and challenges generating prospective customer appointments as a result of the current economic environment.

Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of two factors: (i) we incur costs to employ our staff, or we pay a commission fee to our third party in-store service provider, in addition to the fee we pay to The Home Depot on each sale, and (ii) our sales closing efficiencies are generally lower on customer leads sourced through our in-store marketing program than our other lead generation sources, thereby increasing the effective cost of the program.

We maintain a marketing center in Boca Raton, Florida where we receive in-bound calls from potential customers in response to our and The Home Depot’s advertising for The Home Depot installed home improvement products. Our marketing center personnel schedule an in-home presentation with potential customers.

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

Manufacturing and Installation

We manufacture our kitchen refacing thermofoil cabinet fronts, including cabinet doors, drawer fronts, and cabinets and other refacing products (drawer boxes, valences, laminate countertops, etc.) at our manufacturing facility in Charles City, Virginia. Certain refacing components, including solid surface countertops, wood cabinet doors, wood drawer fronts and hardware are purchased from third-party suppliers. Our bath line of acrylic tub liners and wall surrounds, and materials for our closet organization products are purchased from third-party suppliers. Materials for our garage organization product line (slot walls, floor tiles, accessories, etc.) are primarily sourced from our business partner, Blue Viking.

In the first quarter of 2010, we began offering our Facelifters brand of kitchen refacing products to Home Depot’s DIY customers. We expect that by the end of the second quarter 2010 our Facelifters cabinet products will be available in all The Home Depot stores. We believe we have the capacity at our manufacturing facility to meet the expected demand by both The Home Depot DIY and installed services customers for our Facelifter cabinet products.

With the exception of our operations in California and New Jersey and occasional warranty and other service work, independent contractors who meet our qualifications perform most of our installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation. We issue our contractors a work order, which specifies all work to be performed pursuant to the sales agreement, for each of our remodeling projects. The contractor can then pick up all necessary materials for the project at our local branch office. In our California, New Jersey and Pennsylvania operations, we generally utilize employee installers.

Kitchen and bath installations are generally completed within 55 to 60 days after a sales agreement is signed, and within three to five workdays from commencement of the installation. Storage system product contracts are generally completed within 35 to 45 days after a sales agreement is signed. Upon completion of a sales order, the installation crew obtains a certificate of completion signed by the customer and returns all documentation and excess materials to us. We pay the installer upon receipt of the completion certificate for each job. Fees paid by us to subcontractors for an installation are based upon an amount negotiated between the contractor and us. We have specific pay rates for our employee installation crews.

We currently serve The Home Depot customers in 42 major metropolitan markets through our branch sales and installation centers located in the markets. During the first quarter of 2010, we implemented a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas which we currently operate. To serve The Home Depot customers in these smaller markets we intend to engage local SCN independent contractors rather than open our own branch sales and installation center in the market. The SCN independent contractor, under our direction, will principally be responsible for the sale, installation and service of our home improvement products in the designated market area. Initially, we will offer our kitchen refacing products in these markets. We will pay the SCN contractor a percentage of the customer contract amount. The percentage rate we pay the SCN contractor will vary depending on the product and the source of the customer lead.

In February and March 2010 we engaged SCN independent contractors to service approximately 138 of the 400 stores. We anticipate we will complete this expansion over the next 18-24 months and that we will engage between 25 to 35 contractors to cover the 400 stores.

Competition

We face significant competition in our respective markets. Reputation, price, workmanship and level of service are among the differentiating factors within the industry. We compete with numerous home improvement contractors and home center retailers in each of the markets in which we operate, including Sears. As we continue our expansion programs with The Home Depot, we anticipate that we and The Home Depot will face greater competition from major home center retailers.

Raw Materials

We are not dependent upon a single source for our principal raw materials, and such raw materials have, historically, been readily available. Raw materials used in the manufacturing and installation process for our home improvement products are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials are and will continue to be, available from numerous suppliers at competitive prices.

Warranties

For our kitchen, bathroom and home organization products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and a limited warranty covering defective materials. We require each of our independent contractors to correct defective workmanship for a 12-month period. Although we have ceased offering our deck products, we will continue to honor our warranty service obligations to The Home Depot customers who purchased the product.

Customer Payment

The Home Depot customers pay The Home Depot for their home improvement products and services upon completion of the project by personal checks, credit cards or financing arranged by The Home Depot. The Home Depot pays us for each installed home improvement project less a marketing fee retained by The Home Depot. Approximately 85% of our The Home Depot customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Beginning in the second half of 2008, and continuing in 2009, we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new sales orders. For the year ended December 31, 2009, the percentage of customers approved for financing was 83.5% as compared to 85.3% the year ended December 31, 2008. Although the financing approval rate improved during the second half of 2009, approval rates have not returned to historical levels.

Seasonality

Our business is subject to seasonal trends. The generation of sales orders for our home improvement products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income.

Extended periods of extreme inclement weather conditions during the first and fourth quarters of the year in the markets we serve, particularly in the Northeast and Midwest United States, could adversely impact our revenues and net income for such periods.

The Home Depot Agreement

The Home Depot Relationship.    We believe our relationship with The Home Depot is a significant factor to the achievement of our long-term growth. In May 2006 we entered into a three year service provider agreement, or SPA, with The Home Depot to sell and install our specialty home improvement products exclusively to The Home Depot customers in designated markets. The termination date of the SPA has been extended to February 28, 2011. Our principal product lines include kitchen and bathroom cabinet refacing products, including countertops and home organization systems for bedroom closets and garages. We are currently the sole provider of kitchen cabinet refacing products and services to The Home Depot in the United States.

The following is a summary of material terms and conditions of the SPA, as amended:

Term.    The SPA was effective on May 1, 2006 and shall continue until February 28, 2011 unless terminated earlier or extended consistent with the provisions of the SPA.

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

Trademarks.    Each party has been granted a non-exclusive, royalty-free, revocable license, with certain restrictions, to use the other parties specified trademarks, trade name and logos in the marketing and installation of our products, which includes our “Facelifters” trademark. We have agreed that The Home Depot may use our “Facelifters” mark solely in connection with the advertising, marketing, displaying and merchandising by The Home Depot of cabinet refacing products and services.

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

Environmental and Government Regulations

Generally, our activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, advertising, the licensing of home improvement contractors, building permits, zoning regulations, safety and health. For example, The Home Depot purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off’ period of three or more business days in which to rescind their transaction. We are also subject to federal and state environmental protection laws and regulations, including compliance with the Lead Renovation, Repair and Painting Program issued by the Environmental Protection Agency (EPA) under the Toxic Substance Control Act which will be effective on April 22, 2010 and which requires certain lead-safe practices during renovating, repair, and painting projects to reduce the risk of lead poisoning in homes built prior to 1978. As a result of this regulation, certain of our employees and members of our subcontractor crews must be certified in accordance with EPA requirements in lead-safe renovation and repair practices. Although the certified renovator is not required to be on site at all times, while the renovation project is ongoing, the certified renovator must regularly direct the work being performed to ensure that proper work practices are being followed. When the certified renovator is not on site, he must be available by telephone or other mechanism. We believe we have adequate procedures in place to ensure our compliance with such laws and regulations.

Employees

At December 31, 2009 we had approximately 922 employees, including 222 employees engaged in marketing activities, 402 sales representatives, 175 manufacturing and installation employees, 123 management and administrative personnel. In addition we had approximately 220 installation subcontractors.

Risk Factors

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

The recent changes in general economic conditions and the impact on consumer confidence and consumer spending have recently adversely impacted, and could in the future, adversely impact our results of operation.

Our business relies on consumer demand for our home improvement products and services and the availability of financing for home improvement projects. The recent decline in the economic environment, high unemployment, low levels of consumer confidence, home foreclosures and the downward pressure on home prices have adversely affected demand for home improvement products, such as kitchen and bath remodeling projects. Further, recent disruptions in credit markets, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability, have limited the ability of consumers to finance home improvements. Approximately 85% of our The Home Depot customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. In the second half of 2008 and continuing in 2009, we experienced a significant increase in the number of customers who were declined financing for their home improvement project, which adversely impacted our new sales orders.

Although we believe the long-term outlook for the home improvement industry and our business is favorable, we cannot provide any assurances that current market conditions will not deteriorate further and we cannot predict the timing or strength of a recovery in the home improvement industry. Continued depressed consumer confidence and low levels of consumer spending for home improvement projects could adversely impact our future results of operation. Furthermore, continued economic turmoil may cause unanticipated shifts in consumer preferences and purchasing practices and in the business model and strategies of The Home Depot, our strategic partner. Such shifts may alter the nature and prices of home improvement products demanded by The Home Depot and its customers and could adversely affect our operating performance.

Termination of our service provider agreement with The Home Depot would have a material adverse affect on our revenues, net income and available liquidity.

Since October 2003 our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. In May 2006 we entered into a three year service provider agreement with The Home Depot, which has been extended to February 2011. During the term of this agreement we have agreed not to enter into any agreement or other arrangements with The Home Depot competitors relating to the marketing, selling or providing of our products and installation services. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. As of December 31, 2009, all of our home improvement operations exclusively served The Home Depot customers in designated markets.

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

To fulfill our growth expectations, we must engage and retain a sufficient number of qualified independent contractors, SCN contractors and employee installers. Historically, during periods of strong economic growth and low unemployment, we experience greater difficulty in meeting our installation labor resource needs. Our inability to engage and retain qualified installers may impede our ability to timely complete our home improvement projects which could reduce our revenues and impair our relationship with The Home Depot and its customers.

Rising costs, a reduction in the availability of financing, weather, seasonal trends and other factors and conditions in the United States could adversely affect our costs of doing business, demand for our products and services and negatively impact our revenues and net income.

Interest rates, fuel and other energy costs, labor costs, availability of financing, state of the residential housing and credit markets, consumer confidence and general economic outlook, inclement weather in the markets we serve, particularly in the Northeast and Midwest United States, natural disasters, terrorism and other conditions that adversely affect consumer demand for our products and services could adversely affect our financial performance. These and other similar factors could result in a decline in customer leads and sales which would negatively impact our revenues and net income. Additionally our home improvement business is subject to seasonal trends. The generation of sales orders for our kitchen and bath refacing products typically declines in the last six weeks of the year during the traditional holiday season. The seasonal variations generally negatively impacts our first quarter revenues and net income.

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

Since 2007 we have been subject to class action litigation which has been costly and has adversely impacted our liquidity and results of operations, and in the future, could adversely impact our liquidity and results of operations.

Since 2007 we have been defending several class action lawsuits predicated upon claims for wage and hour violations and unfair business practices. We have paid significant legal fees and our management has expended substantial time in defending these lawsuits. In 2009, without admitting any liability, we agreed to settle two class action lawsuits for a total of $3.3 million. Even when there is no basis for imposing liability such lawsuits are particularly costly to defend and resolve due to their scope, complexity and the potentially significant alleged exposure. The class action litigation, including the payment of legal fees and settlement payments, has adversely impacted our liquidity and results of operations, and in the future, could adversely impact our liquidity and results of operations. See “Legal Proceedings” included in this Annual Report on Form 10-K for additional information about litigation involving our business.

Our failure to comply with laws and regulations could significantly disrupt our business, increase our legal expenses and reduce our net income.

Our business activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, the licensing of home improvement contractors, permitting and zoning regulations. For example, purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off’ period of three or more business days in which to rescind their transaction. We are also subject to federal and state environmental protection laws and regulations, including compliance with the Lead Renovation, Repair and Painting Program issued by the Environmental Protection Agency (EPA) under the Toxic Substance Control Act which will be effective on April 22, 2010 and which requires certain lead-safe practices during renovating, repair, and painting projects to reduce the risk of lead poisoning in homes built prior to 1978. As a result of this regulation, certain of our employees and members of our subcontractor crews must be certified in accordance with EPA requirements in lead-safe renovation and repair practices. Although the certified renovator is not required to be on site at all times, while the renovation project is ongoing, the certified renovator must regularly direct the work being performed to ensure that proper work practices are being followed. When the certified renovator is not on site he must be available by telephone or other mechanism. Violations of any of these or other laws and regulations could result in suspension or revocation of our license to do business in a state, monetary fines, public relations problems or increased regulatory scrutiny and cause us to incur significant legal and other expenses, which could reduce our net income.

The regulatory environment related to information security and privacy is increasingly rigorous, and a significant privacy breach could adversely affect our business.

The protection of our customer, employee and company data is important to us. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee or company data could damage our relationship with The Home Depot and result in lost sales, fines and lawsuits.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset and goodwill impairment, inventories, lease obligations, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

We may be unable to efficiently integrate new products or acquisitions into our business, which could result in less than anticipated revenues or net income from such new products or acquisitions.

Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. In pursuit of our strategy, we may consider strategic acquisitions or partnerships that will complement or expand our sales, marketing, installation or manufacturing synergies as well as additional products which we may be able to offer The Home Depot customers. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations and other risks affecting the acquired entity. The process of integrating new products or acquired entities into our business will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions and rolling out new products. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. There is no assurance that an acquisition or the introduction of a new product in the marketplace will enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating acquisitions or rolling out new products may result in less than anticipated revenues and net income from such new products or acquisitions.

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

PROPERTIES

As of December 31, 2009 we operated 42 home improvement sales and installation centers and we maintain a marketing center in Boca Raton, Florida. We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. Since we have ceased offering our deck products, we are actively marketing for sale our Woodbridge, Virginia manufacturing facility. We maintain our corporate office in Lewisville, Texas.

We lease all our properties, except for the Woodbridge and Charles City, Virginia facilities, which we own. All of our leases are for terms of five years or less.

LEGAL PROCEEDINGS

On July 3, 2007, a class action lawsuit was filed by two former employees of the Company (Plaintiffs) against the Company in the Los Angeles County Superior Court. The complaint was subsequently amended on August 3, 2007 and was removed to the United States District Court for the Central District of California. A second amended complaint was filed in the U.S. District Court on February 20, 2009. The Plaintiffs alleged that the Company failed to reimburse its California employees for certain expenses they incurred during their employment with the Company, violated certain provisions of the California Business and Professions Code (prohibiting unfair business acts or practices) and failed to pay wages in violation of the California Labor Code. In the lawsuit Plaintiffs sought damages, wages owed, injunctive relief, costs, attorney fees, punitive damages, interest, and penalties. The Plaintiffs asserted the claims on their behalf and a class of all others similarly situated.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2009, the Company and Plaintiffs, on July 17, 2009, entered into to a Stipulation and Settlement Agreement (Settlement Agreement) whereby the Company, without admitting any liability or wrong doing of any kind, agreed to the payment of $1.5 million to the class members plus up to $10,000 to pay costs associated with the administration of the settlement. The determination of the amount that each class member is due for his or her claim is based on a formula as defined in the Settlement Agreement. In order to facilitate the settlement, the Company, solely for the purposes of the settlement, has consented to the conditional certification of the class, which is defined as any current or former employee of the Company who worked in California during the period from July 3, 2003 to August 24, 2009 (class period). We fully paid all amounts owed in connection with this settlement in December 2009.

On February 17, 2009, a complaint was filed against the Company by a former employee of the Company (Plaintiff) in the Superior Court of California for the County of Alameda (Lawsuit). The Lawsuit was subsequently removed to the United States District Court for the Northern District of California. The Plaintiff alleged that the Company failed to reimburse certain of its California employees for certain expenses they incurred during their employment with the Company, violated certain provisions of the California Business and Professions Code (prohibiting unfair business acts or practices) and failed to pay wages in violation of the California Labor Code. In the Lawsuit Plaintiff sought damages, wages owed, injunctive relief, costs, attorney fees, punitive damages, interest, and penalties.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010, the Company entered into a Settlement and Release Agreement (Settlement Agreement) on January 22, 2010 with Plaintiff and his counsel on behalf of himself and each of the other class members in settlement of the Lawsuit. Without admitting any liability or wrongdoing of any kind, the Company has agreed to pay the amount of $1.8 million plus applicable payroll taxes to settle the Lawsuit. In order to facilitate the settlement, the Company, solely for the purposes of the settlement, has consented to the conditional certification of the class, which is defined as individuals who are currently or were formerly employed by the Company as non-exempt installers, including trainees and apprentices for that position, in California at any time between February 17, 2005 and February 26, 2010, the preliminary Court approval date (class period). Barring any unusual developments, the Company expects the settlement and court approval process to be completed by the end of the third quarter of 2010. The Company recorded a liability of approximately $1.8 million for the settlement in the fourth quarter of 2009 which is included in accrued legal settlement in our Consolidated Balance Sheets at December 31, 2009 included in this Annual Report on Form 10-K.

In February 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law. This action was filed by an employee of the Company (Plaintiff). The Plaintiff asserts claims on his behalf and as a collective action on behalf of all individuals who were employed by the Company as installers in the United States, with the exception of California, since February 24, 2006 and as a class action, as yet uncertified, on behalf of all individuals who were employed by the Company as installers in the State of New Jersey since February 24, 2007. Relief sought in the complaint includes injunctive and equitable relief, overtime wages, liquidated damages and penalties and attorneys fees. The Company believes the claims by Plaintiff are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

In November 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law. This action was filed by an employee of the Company (Plaintiff). The Plaintiff asserts claims on his behalf and as a collective action on behalf of all individuals who are or were formerly employed by the Company as measurement technicians in the United States during the longest period of time permitted by applicable statute of limitations (Statutory Period) and as a class action, as yet uncertified, on behalf of all individuals who were employed by the Company as measurement technicians in the State of New Jersey during the Statutory Period. Relief sought in the complaint includes injunctive and equitable relief, overtime wages, liquidated damages and penalties and attorneys fees. The Company believes the claims by Plaintiff are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

In addition to the legal proceedings disclosed above, we are subject to other legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, an unfavorable outcome could have a negative impact on the Company and its financial condition and results of operations. However, at this time, the Company believes that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices

The following table sets forth, for the quarters indicated, the range of closing high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	Common Stock
By Quarter Ended	High	Low
Fiscal 2008
March 31, 2008	$5.67	$2.98
June 30, 2008	$4.95	$3.31
September 30, 2008	$4.06	$3.29
December 31, 2008	$3.40	$1.67
Fiscal 2009
March 31, 2009	$2.79	$1.06
June 30, 2009	$2.99	$1.96
September 30, 2009	$3.10	$2.34
December 31, 2009	$2.74	$1.95

As of March 8, 2010, there were 7,149,051 shares of our common stock outstanding held by approximately 159 stockholders of record.

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

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter, we repurchased 12,248 shares of our common stock at a cost of $26,500. The number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2009—October 31, 2009	—	$—	346,634	$955,827
November 1, 2009—November 30, 2009	9,473	$2.13	356,107	$935,637
December 1, 2009—December 31, 2009	2,775	$2.28	358,882	$929,319

(1)	The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through December 31, 2009 were 358,882 shares at a cost of approximately $1,071,000.

Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1) (2) (3)	403,005	$3.27	502,606
2004 Restricted Stock Plan(4)	1,902	$—	342,138
Equity compensation plans not approved by security holders	—	—	—

Total	404,907	$3.27	844,744

(1)	Our 2000 Stock Compensation Plan allows for the granting of share options to employees, directors and advisors.
(2)	Excludes 5,625 outstanding share options assumed in connection with the merger of U.S. Remodelers with us in 2001 at a weighted average exercise price of $8.40. We do not intend to issue any additional options under the assumed plans.
(3)	The maximum number of shares of common stock in respect to which options may be granted under the 2000 Stock Compensation Plan, or the 2000 Plan, is 3,000,000 shares without limitation, and the number of shares in respect of which options may be granted to any one person is 300,000 shares during any single calendar year. Our board of directors approved restricting the number of shares available for options under the 2000 Plan to 20% of the outstanding shares of common stock of the Company. The board retained the authority to increase the number of shares available for options under the 2000 Plan up to a maximum of 3,000,000 shares from time to time as may be necessary in the future to provide ample shares for options under the 2000 Plan for our employees, directors and advisors.
(4)	Pursuant to this plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. The Compensation Committee is authorized to grant up to a maximum of 500,000 restricted stock awards for our common stock under this Plan.

[ REST OF PAGE INTENTIONALLY LEFT BLANK ]

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2009, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$110,951	$132,503	$123,275	$120,811	$98,122
Cost of remodeling contracts	49,399	62,864	58,803	56,983	49,931
Gross profit	61,552	69,639	64,472	63,828	48,191
Costs and expenses:
Branch operations	7,907	9,031	8,022	7,392	5,300
Sales, marketing and license fees	46,097	48,541	42,692	40,638	33,270
General and administrative	10,365	10,652	9,903	8,888	8,210
Restructuring charge	—	—	—	—	1,321
Litigation settlements	3,246	—	—	—	—
Income (loss) from operations	(6,063)	1,415	3,855	6,910	90
Other income (expenses)(1)	(6)	(21)	257	(84)	(77)
Income tax expense (benefit)	(2,069)	619	1,701	2,729	3
Income (loss) from continuing operations	(4,000)	775	2,411	4,097	10
Income (loss) from discontinued operations, net of tax	—	—	(2,710)	122	(415)
Net income (loss)	$(4,000)	$775	$(299)	$4,219	$(405)
Net income (loss) per common share—basic:
Continuing operations	$(0.55)	$0.10	$0.29	$0.50	$0.00
Discontinued operations	$—	$—	$(0.33)	$0.02	$(0.05)
Net income (loss)	$(0.55)	$0.10	$(0.04)	$0.52	$(0.05)
Net income (loss) per common share—diluted:
Continuing operations	$(0.55)	$0.10	$0.29	$0.49	$0.00
Discontinued operations	$—	$—	$(0.33)	$0.02	$(0.05)
Net income (loss)	$(0.55)	$0.10	$(0.04)	$0.51	$(0.05)
Number of weighted-average shares of common stock outstanding
Basic	7,221,680	7,572,238	8,177,519	8,132,178	7,938,942
Diluted	7,221,680	7,582,871	8,277,402	8,295,233	8,059,563
Balance Sheet Data:
Cash and cash equivalents	$6,337	$9,826	$11,616	$10,562	$4,417
Marketable Securities	797	2,036	—	—	—
Total assets	30,734	31,889	35,307	38,801	74,358
Long-term debt and capital leases	2,515	2,745	2,861	3,080	45,435
Stockholders’ equity	$18,355	$22,820	$22,759	$26,887	$21,049

(1)	Includes interest expense, interest income, and other non-operating items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our audited financial statements for the years ended December 31, 2009, 2008 and 2007, and the notes to these financial statements included therein. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business—Risk Factors” and elsewhere in this report.

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

In February 2008 we and The Home Depot mutually agreed to terminate the installed deck program under the SPA. At December 31, 2008 we had completed the manufacture of all pending deck orders for The Home Depot customers and in the first quarter 2009 we had completed the installation of all related orders.

In July 2008 we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. In 2009 we began to roll out this product offering in certain markets where we currently offer our kitchen refacing products. At December 31, 2009, we are offering our garage and closet organization systems in 25 markets. We are continuing to work with The Home Depot to provide for a roll out of these products in all markets where we offer our kitchen refacing, however no time table has been established. In connection with this product category, we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizer systems and accessories. In conjunction with the membership interest, we entered into a consulting agreement with Blue Viking in which Blue Viking will provide us sales and marketing consulting to support our entry and expansion into the garage and home storage industry.

In December 2008 we entered into a pilot program to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. In connection with the pilot program we entered into three (3) franchise agreements with Harris Research, Inc., a wholly-owned subsidiary of The Home Depot and provider of the N-Hance wood product renewal system. We began marketing this product in the first quarter 2009. Due to disappointing sales, in November 2009 we sold the Boston franchise. We are currently evaluating the continuation of the program.

At December 31, 2009, our home improvement business served The Home Depot in 42 markets covering 27 states. Our kitchen products are available in all 42 markets encompassing approximately 1,660 The Home Depot stores. Our bath products are currently offered in 17 markets which include approximately 567 stores.

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

Results of Operations

Results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	(In Thousands) Year ended December 31,
	2009		2008
	$	%	$	%
Revenues	110,951	100.0	132,503	100.0
Costs of remodeling contracts	49,399	44.5	62,864	47.4

Gross Profit	61,552	55.5	69,639	52.6
Costs and expenses:
Branch operations	7,907	7.1	9,031	6.8
Sales and marketing expense	46,097	41.6	48,541	36.6
Litigation settlements	3,246	2.9	—	—
General and administrative	10,365	9.4	10,652	8.1

Operating income (loss)	(6,063)	(5.5)	1,415	1.1
Interest expense	145	0.1	171	0.1
Other income	139	0.1	150	0.1

Income (loss) before income taxes	(6,069)	(5.5)	1,394	1.1
Income tax expense (benefit)	(2,069)	(1.9)	619	0.5

Net income (loss)	(4,000)	(3.6)	775	0.6

Management’s Summary of Results of Operations.

For the year ended December 31, 2009, revenues were approximately $110,951,000 as compared to $132,503,000 in 2008. Excluding revenues from deck products, revenues declined $9,138,000 to $110,700,000 in the year ended December 31, 2009 from $119,838,000 in the year ended December 31, 2008.

Net loss was $4,000,000, or $0.55 per share for the year ended December 31, 2009. The loss in 2009 included pre-tax charges of $3,746,000 ($2,459,000 after tax) related to class action litigation settlements and a sales and use tax matter. Excluding these non-recurring charges, net loss for the year ended December 31, 2009 was $1,541,000 or $0.21 per share.

Net income for the year ended December 31, 2008 was $775,000, or $0.10 per share. In connection with our decision to cease offering deck products, we recorded non-recurring charges of $515,000 for asset write downs and severance. Excluding these non-recurring charges ($285,000 after tax), net income for 2008 was $1,060,000 or $0.14 per share.

Excluding non-recurring charges, the loss in 2009 is principally due to a decline in demand resulting from the prolonged weakness in the economy. Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. The underlying macro economic factors, including the weak housing market, tightness in consumer credit and high unemployment, which started in the second half of 2008, continued to worsen in the first half of 2009. These factors resulted in a lack of consumer confidence which translated into a decline in new orders through the first six months of 2009. The degree of the weakness in demand has de-leveraged our operating infrastructure and increased the effective cost of our sales and marketing programs in the current period.

Although the economic environment remains uncertain, we believe we are beginning to see positive macro economic signals, such as recent reports of improvement in the housing market, and we see positive signals in our business with third and fourth quarter improvements in new orders and an increase in the number of customers approved for financing. Excluding deck products, for the year 2009 new orders were $114,934,000 compared to $113,128,000 in 2008. For the first half of 2009, new orders were 14% lower than the first half of 2008, and in the second half of 2009 new orders increased approximately 20% from the second half of 2008. The increase in the second half of 2009 principally occurred in the fourth quarter. New orders in the fourth quarter 2009 were $32,730,000, an increase of 5.9% from $30,908,000 the third quarter 2009, and excluding deck products, an increase of 35.6% as compared to $24,134,000 in the fourth quarter last year. We believe that our efforts to stimulate sales, including sales incentives and marketing promotions have had a positive effect on the level of our new orders in the second half of 2009.

Our sales and marketing costs increased from 36.6% of revenues last year to 41.6% in 2009. Our sales expenses increased mainly due to higher sales compensation costs resulting from increased sales commission rates and special sales incentives designed to stimulate sales. Management is currently evaluating its selling expenses and sales compensation programs.

Our marketing costs increased in 2009 as compared to 2008 principally due to higher costs in our in-store marketing program. We generate a substantial portion of our customer leads from our in-store marketing program. Our in-store marketing program utilizes both an independent marketing firm and our employees to staff The Home Depot stores. We commenced our employee based program in selected markets in the fourth quarter of 2008. Prior to the fourth quarter of 2008, we only utilized the third party provider to staff the stores. During the first and second quarters of 2009, we expanded our employee based program and made other adjustments to our in-store marketing initiatives. The combination of expansion of the program, start up costs and start up inefficiencies resulted in higher costs of the in-store program.

During the fourth quarter of 2009 we made adjustments to the mix and locations in which we utilize either our third party service provider or employees to staff the stores. In addition we continued to implement changes designed to increase program efficiencies, improve sales closing rates on leads sourced through our in-store program and reduce costs of the in-store marketing program. We believe these improvements have generated positive results and are principally responsible for reduced marketing costs sequentially from the third quarter 2009 and the fourth quarter last year.

In January 2010 we and The Home Depot began deploying new kitchen refacing in-store marketing displays into all The Home Depot stores. The new refacing product displays more prominently display a wider range of our available kitchen refacing product offerings. We believe that the combination of the changes we have made to our in-store marketing program and new kitchen refacing product displays will reduce our in-store lead generation costs in 2010.

We also initiated in January 2010 a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas which we currently operate. To serve The Home Depot customers in these smaller markets we intend to engage local independent contractors rather than open our own branch sales and installation center in the market (the “SCN” program). The SCN independent contractor, under our direction, will principally be responsible for the sale, installation and service of our home improvement products in the designated market area. We will pay the SCN contractor a substantial percentage of the customer contract amount. We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. We established an administrative function for the continuing administration, sourcing and evaluation of the independent contractors.

Initially, we will offer our kitchen refacing products in these smaller markets. In January 2010 we engaged SCN contractors to service the Charleston, South Carolina, Wilkes-Barre and Harrisburg, Pennsylvania, Ithaca, New York, Madison, Wisconsin, New Orleans, Louisiana and Albuquerque, New Mexico The Home Depot markets, consisting of approximately 75 stores. In March 2010, we intend to engage SCN contractors to service certain The Home Depot markets in Indiana, Ohio, Kentucky, North Carolina, Missouri and Kansas, comprising approximately 63 stores. Within 18 to 24 months, we expect that our network of independent contractors will service substantially all of the 400 The Home Depot stores.

In January 2010 we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products will be made available for The Home Depot customers or their designated installation contractor to purchase. The customer or their designated installation contractor will then complete the home improvement project. Our new in-store kitchen refacing displays will provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. It is expected that the DIY program will be available in all The Home Depot stores by the end of the second quarter of 2010.

Outlook:    Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. We believe the long-term outlook for the home improvement industry and our business is favorable. We believe we are emerging from the severe economic decline of the past two years and that the weak economy and tightness in the consumer credit market over the last 12 months has created significant pent-up demand which should accelerate our recovery as the credit market and the overall economy improve. In the short term we expect we will continue to face challenges of a slow rate of growth in demand in certain markets while other regions of the country will recover at a faster rate.

Results of Operations—Detail Review

Revenues for the year ended December 31, 2009 decreased 16.3% to $110,951,000 as compared to $132,503,000 in the prior year. Excluding revenues from deck products, which we discontinued offering in 2008, revenues decreased 7.6% from $119,838,000 last year. In the second quarter of 2008, we opened kitchen refacing sales and installation centers in Columbus, Cincinnati and Cleveland, Ohio, and Pittsburgh, Pennsylvania. Revenues from these markets were $1,386,000 and $1,312,000 in the fourth quarter of 2009 and 2008, respectively.

	(In Thousands)
	Year ended December 31,		Increase (decrease)
	2009	2008	$
Markets opened prior to 2008	$106,555	$129,773	$(23,218)
Markets opened in 2008	4,396	2,730	1,666

Total revenues	$110,951	$132,503	$(21,552)

Revenues and new orders for the year ended December 31, 2009 and 2008, and backlog of uncompleted orders at December 31, 2009 and 2008 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2009	2008	2009	2008	2009	2008
Kitchen refacing and Countertops	$99,259	$110,543	$102,813	$104,417	$15,799	$12,245
Bathroom refacing	8,034	8,981	8,116	8,370	844	763
Decks	251	12,665	—	8,784	—	359
Organization systems	2,839	314	3,411	341	630	58
N-Hance	568	—	594	—	26	—

Total	$110,951	$132,503	$114,934	$121,912	$17,299	$13,425

Kitchen refacing and countertops – New orders for kitchen and countertop products declined 1.5% to $102,813,000 in 2009 from $104,417,000 in 2008. The decline in new orders reflects the prolonged weakness in the economic environment which adversely affected consumer demand and tightness in the consumer credit market. Approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. Beginning in the second half of 2008 we experienced a sharp increase in the number of customers who were declined financing for their home improvement project, thereby adversely impacting our new orders. In the year ended December 31, 2009, the number of customers approved for financing declined to 82.6% from 84.9% in the year ended December 31, 2008.

Management believes that we are currently beginning to emerge from the severe economic decline of the past two years. In the third quarter 2009 we began to see positive macro economic signals, such as reports of improvement in the housing market, as well as positive signals in our business with third quarter improvements in new orders. In the fourth quarter 2009 new orders for kitchen and bath products increased 32.9% to $29,844,000 from $22,464,000 in the fourth quarter 2008. The increase resulted from a 57.9% increase in our sales close rate and an increase in the number of customers who were approved financing from 80.2% in the fourth quarter 2008 to 83.7% in the fourth quarter 2009.

Revenues from kitchen refacing and countertop products decreased 10.2% to $99,259,000 in 2009 from $110,543,000 in 2008. We generally complete the installation of a new order in approximately 60 days from the date of the order. The decrease in revenues is due to lower new orders during the first nine months of 2009 as compared to the same period last year and lower backlog of orders at the beginning of 2009 as compared to the beginning of the prior year ($13.4 million at December 31, 2008 versus $24.0 million at December 31, 2007).

Bathroom refacing – New orders for bath products declined 3.0% to $8,116,000 in 2009 from $8,370,000 last year. The decline in new orders occurred principally in the first half of 2009 ($759,000, or 16.6%) reflecting fewer customer appointments, lower sales close rates and lower financing approval rates. In the third quarter of 2009 we increased marketing efforts for bath products and in the fourth quarter 2009 new orders increased 14.3% to $1,826,000 from $1,598,000 in the fourth quarter last year.

Revenues from bathroom refacing products were $8,034,000 in the year 2009 as compared with $8,981,000 in 2008. We generally complete the installation of a new bath order in approximately 60 days from the date of the order. The decrease in revenues is due to lower new orders in the period and lower backlog of orders at the beginning of the year as compared to the beginning of the prior year.

Decks – We discontinued offering deck products in 2008. The decline in orders and revenues is a result of the phase out of the deck products in The Home Depot stores.

Organization Systems – New orders for organization systems products were $3,411,000 in the year 2009 as compared to $341,000 in 2008, and revenues were $2,839,000 and $314,000, respectively. Commencing in January 2009 we began to roll out the offering of home storage organization systems products in certain markets where we currently offer our kitchen refacing products. As of December 31, 2009, we offered organization system products in 25 markets.

Gross profit in the year ended December 31, 2009 was $61,552,000 or 55.5% of revenues as compared with $69,639,000, or 52.6% of revenues in the prior year. In 2009 we recorded a non-recurring charge of $500,000 related to a sales and use tax matter. The charge was included in “Cost of remodeling contracts”. Gross profit in 2009 excluding this non-recurring charge was $62,052,000 or 55.9%. In 2008, in connection with our decision to cease offering deck products we recorded non-recurring charges of $425,000 for asset write downs and severance which are included in “Cost of remodeling contracts”. Gross profit in 2008 excluding non-recurring charges was $70,064,000 or 52.9% of revenues.

Therefore, excluding non-recurring charges, gross profit as a percentage of revenues increased 300 basis points from 52.9% in 2008 to 55.9% in 2009. The increase reflects 139 basis points improvement resulting from product mix and 161 basis points improvement principally from cost controls.

Branch operating expenses were $7,907,000 and $9,031,000 for the years 2009 and 2008, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decline in branch operating expenses is principally due to cost reductions and cost control measures.

Marketing expenses were $28,631,000 or 25.8% of revenues in the year ended December 31, 2009 as compared with $30,239,000, or 22.8% of revenues in the ended December 31, 2008. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay on each sale in which the customer lead was originated by our third party in-store marketing service provider, advertising, and personnel costs related to maintaining our marketing center and employee based in-store marketing program.

We generate a substantial portion of our customer leads from our in-store marketing program. Marketing expense as a percentage of revenues increased in 2009 as compared to 2008 principally resulting from higher costs associated with our in-store marketing initiatives. Our in-store marketing program utilizes both an independent marketing firm and our employees to staff The Home Depot stores. The in-store marketing promoters network with The Home Depot’s store personnel and customers to generate customer interest in our products, answer consumer’s questions and schedule in-home presentations. We commenced our employee based program in selected markets in the fourth quarter of 2008. Prior to the fourth quarter of 2008 we only utilized the third party provider to staff the stores. During the first and second quarters of 2009, we expanded our employee based program and made other adjustments to our in-store marketing initiatives. The combination of expansion of the program, start up costs and start up inefficiencies resulted in higher costs of the in-store program.

During the third and fourth quarters of 2009 we continued to make adjustments to the mix and locations in which we utilize either our third party service provider or employees to staff the stores. In addition we continued to implement changes designed to increase program efficiencies, improve sales closing rates on leads sourced through our in-store program and reduce costs of the in-store marketing program. We believe these improvements yielded a more balanced and effective marketing program which reduced our marketing costs to 24.5% of fourth quarter revenues sequentially from 26.2% of third quarter 2009 revenues, and as compared to 25.5% of revenues in the fourth quarter 2008.

We believe our in-store marketing program is an integral component of our marketing and growth strategy. Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of two factors: (i) we incur costs to employ our staff, or we pay a commission fee to our third party in-store marketing provider, in addition to the fee we pay to The Home Depot on each sale, and (ii) our sales closing efficiencies are generally lower on customer leads sourced through our in-store marketing program than our other lead generation sources thereby increasing the effective cost of the program.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $17,466,000, or 15.7% of revenues for the year ended December 31, 2009 as compared to $18,302,000, or 13.8% of revenues in the prior year. The increase in sales expenses as a percentage of revenue is largely due to higher sales compensation costs resulting from increased sales commission rates we pay our sales associates on each sale and special sales incentives designed to stimulate sales. Sales expenses declined in dollar terms as a result of lower commissions on reduced revenues, net of bonuses and special incentives ($277,000), reduced sales training and sales materials ($236,000) and cost controls. In addition, in connection with our decision to cease offering deck products, selling expenses in 2008 included a $90,000 asset impairment charge for in-store deck displays.

General and administrative expenses were $10,365,000 or 9.4% of revenues in 2009 as compared to $10,652,000 or 8.1% of revenues last year. The decline in general and administrative expenses is principally due to reduced bonuses and stock compensation.

During the year ended December 31, 2009, we recorded $3,246,000 for certain legal settlements principally in connection with class action lawsuits. In July 2009, we entered into a Stipulation and Settlement Agreement in settlement of a certain class action lawsuit in the United States District Court for the Central District of California-Western Division. We recorded a liability of $1,500,000 related to the suit. We fully paid all amounts owed in connection with this settlement in December 2009. On January 20, 2010, we entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against us in the United States District Court for the Northern District of California. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. Barring any unusual developments, the Company expects the settlement and approval process to be completed within a two to four month period. The Company recorded a liability of approximately $1,830,000 for this settlement in the fourth quarter of 2009.

Our effective income tax benefit rate in 2009 was 34.1% as compared to an effective tax rate of 44.4% in 2008. The change in rate reflects changes in the mix and amount of permanent tax differences and state taxes as compared to last year. We operate in certain states which assess income taxes based on amounts other than income. Consequently our income taxes in these states reduced our effective tax benefit rate in 2009.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At December 31, 2009, we had approximately $6,337,000 in cash and cash equivalents and $797,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $11,745,000 at December 31, 2009 as compared to $16,375,000 at December 31, 2008.

Cash utilized in operations was $3,188,000 in the year ended December 31, 2009. Cash utilized in operations in 2009 included approximately $1,500,000 related to a class action litigation settlement. Net cash provided by operations in the year ended December 31, 2008 was $2,512,000. We utilized $736,000 for capital expenditures in 2009, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. We generated approximately $1,271,000 in proceeds from converting marketable securities to cash and the sale of certain inventories and equipment related to ceasing offering deck products. In 2008 we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizational systems and accessories, for $195,000. We believe garage organizational systems are a growing home improvement product category that enhances our product portfolio and distribution channel.

On March 13, 2008, the Board of Directors authorized a repurchase program for up to $2.0 million of the Company’s outstanding stock. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases under this authorization through December 31, 2009 were 358,882 shares at a cost of approximately $1,071,000. On May 18, 2009, we purchased 204,345 shares of the Company’s common stock owned by Peter T. Bulger for a purchase price of $459,776, or $2.25 per share. The purchase of the 204,345 shares by us was a private transaction and is not included in the $2 million stock repurchase program. Mr. Bulger resigned on February 2, 2009 as the Company’s president and chief operating officer. Mr. Bulger is not currently an affiliate of the Company.

At December 31, 2009, principal and interest payments due under our contractual obligations were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (1)	$3,010	$349	$1,468	$476	$717
Operating leases	6,354	3,000	3,113	241	—

	$9,364	$3,349	$4,581	$717	$717

(1)	Long term debt obligations with variable interest rates are assumed to have future interest rate components comparable to the rate incurred in December 2009.

The principal balance of long term debt and lines of credit consisted of the following at December 31, 2009 and 2008.

	December 31,
	2009	2008
Frost Term loan	$1,053,333	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,420,735	1,545,556
Other	40,706	66,004

Total Debt	$2,514,774	$2,744,890

Our term loan is related to our manufacturing facility in Charles City, Virginia. Interest only on the term note is payable monthly at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.25% at December 31, 2009 and 3.18% at December 31, 2008) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable.

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit previously allowed for borrowings up to $4 million for working capital. Effective December 30, 2009, the Borrowing Base Line of Credit was amended to allow up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At December 31, 2009 the Company had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $2,000,000. Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate of the lender plus one half of one percent. The Borrowing Base Line of Credit previously matured on May 2, 2010. Effective December 30, 2009, the Borrowing Base Line of Credit maturity date is September 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios, and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. In December 2009 the Frost credit facilities were amended. The amendment to the covenants are as follows (i) the tangible net worth requirement was reduced from $15.0 million to $13.5 million, (ii) the debt to adjusted tangible net worth ratio requirement was reduced from 1.5 to 1 to 1.25 to 1 and (iii) the quick ratio requirement was reduced from 1.2 including current maturities of the Term Loan to 1.0 excluding current maturities of the Term Loan. As of December 31, 2009, our tangible net worth was $14,563,000, the debt to adjusted tangible net worth was 0.85 and the quick ratio was 1.17. We are in compliance with all restrictive covenants at December 31, 2009.

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

We operate in principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Our rent expense in 2009 was approximately $3,691,000.

On January 20, 2010, we entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against the Company in the United States District Court for the Northern District of California. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. Without admitting any liability or wrongdoing of any kind, we have agreed to the payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. Barring any unusual developments, we expect the settlement and approval process to be completed within a two to four month period. We have recorded a liability of $1,830,000 as of December 31, 2009 for the settlement that is included in “Accrued legal settlement” in our Consolidated Balance Sheets.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits can not be predicted with certainty, if decided adversely to us or settled by us, individually or in the aggregate, the outcome may result in a liability material to our consolidated financial condition or results of operations. However, at this time, we believe that the ultimate resolution of these matters will not materially affect the consolidated financial position or results of operations of the Company.

In connection with our agreement with The Home Depot we may open sales and installation centers as we enter new markets or we may utilize our SCN program to expand into additional markets. If we open facilities it would require expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our agreement with The Home Depot may provide opportunities to introduce additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

We believe that the current economic environment is improving and that we are recovering from the severe economic decline of the past two years. In the short term, we expect that we will continue to face challenges of a slow rate of growth in demand in certain markets in which we operate while other regions of the country will recover at a faster rate. We believe we will be successful in executing our initiatives and that we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund the expansion of our operations under our agreement with The Home Depot for the next 12-18 months. However, if we need additional capital to execute our business strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to the Consolidated Financial Statements included elsewhere herein includes a summary of the significant accounting policies and methods used by us in the preparation of our financial statements. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Warranty

Our products are covered by specific warranties. For our kitchen, bathroom, countertop and organization systems products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and, a limited warranty covering defective materials. For our deck products, we provided a one-year warranty covering defective workmanship, a three-year warranty on structure and a limited three-year warranty against rot, decay and termites. Although we have ceased offering our deck products, we will continue to honor our warranty service obligations to The Home Depot customers who purchased our deck products.

The estimated costs of warranty obligations are accrued at the time we complete the installation of an order based on various factors, including our stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair our products under warranty. Historically our warranty obligations have occurred in the first 90 days following completion of an order and generally relate to defective materials. We require each of our independent contractors to correct defective workmanship for a 12-month period at no cost to us.

Each quarter we re-evaluate our estimate of accrued warranty obligations. If our warranty experience were to deteriorate, or if our independent subcontractors were not available to correct defective workmanship, our warranty costs could increase and additional reserves may be required. For example, at December 31, 2009, based on historical experience, we estimated our warranty obligation cost per claim at 0.7% of the sales order amount. If, given our same estimated claim experience, our warranty cost per claim were to increase 10%, we would be required to increase our accrued warranty obligation at December 31, 2009 by approximately $30,000.

Goodwill

The Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. We perform our annual impairment test on December 31 of each year.

For purposes of assessing impairment under Accounting Standards Codification 350-20 (ASC 350-20), the Company is a single reporting unit. We test goodwill for impairment by determining the fair value of the reporting unit and comparing that value to the carrying value of the reporting unit. Historically, the market capitalization of the Company has served as a reasonable proxy for the fair value of the reporting unit. Given the recent decline in our stock price, which management attributes to the limited trading activity of our common stock and the economic recessionary environment, the fair value of the Company based on market capitalization, alone, is less than the stockholders’ equity of the Company as reflected in our Consolidated Balance Sheet. As such, we determined the fair value of our reporting unit at December 31, 2009 based on a weighting of market-based and income-based valuation approaches compared to the carrying value of invested capital.

For financial reporting purposes, fair value is defined as the amount at which an asset could be purchased or sold in a transaction between two willing parties, other than in a forced or liquidation sale. In accordance with U.S. GAAP, quoted market prices in active markets are the best evidence of fair value. In addition, U.S. GAAP provides guidance that measuring the fair value of an entity is different from measuring the fair value of that entity’s individual equity securities and that an acquirer of an entity often is willing to pay more for equity securities that give it a controlling interest (a “Control Premium”) than an investor would pay for a number of equity securities that represent less than a controlling interest. Consequently, the fair value of a reporting unit as a whole may exceed its market capitalization. We believe it is appropriate to consider a Control Premium in order to arrive at a control level of value. We have used an 18% control premium, which we believe is representative of the control level of value for market transactions with characteristics similar to ours.

In addition to the Control Premium adjusted market capitalization approach, we evaluated the fair value of the reporting unit utilizing a market approach which is based on a comparison to valuation multiples of publicly-traded companies that are deemed to be reasonably comparable to the Company. Typically the appropriate metric to apply the comparisons of multiples of enterprise values to is historical last 12 months earnings before interest, taxes, depreciation and amortization (EBITDA), including an appropriate Control Premium. However, due to the negative EBITDA of the Company in 2009, we determined that multiples of EBITDA for the last 12 months would not yield a meaningful determination of fair value. Consequently, we determined that forecast 2010 EBITDA from consensus estimates from Capital IQ would be an appropriate proxy. Under this method we determined that the fair value exceeded invested capital.

We also use an income approach to fair value the Company. Under the income approach, we measure an impairment based on a discounted cash flow model (DCF Model) over five years and a terminal period. This methodology is based on projected debt-free cash flows which are discounted to present value using discount factors that reflect the timing and risk of cash flows. The income approach requires management to make assumptions about future sales and costs, new products, new markets, general economic conditions, working capital and capital expenditures. Our estimate of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, lower than anticipated revenues or higher than anticipated costs associated with our operations, prices we pay for materials and labor, and costs associated with our sales and marketing activities, as well as income taxes. In addition, results may differ due to changes in the products we offer and markets in which we serve The Home Depot. If for example, the Company experienced a decrease in discounted cash flows of more than approximately 25% from any single or a combination of our projection assumptions, the fair value of our goodwill would be less than the carrying value of our goodwill thus necessitating further impairment analysis and possible write downs. In addition, our projections are based on the assumption that our agreement with The Home Depot will be renewed on or before February 2011.

In applying the DCF Model we discounted the estimated cash flows to present value based on a discount rate of 20.75%. The discount rate reflects our weighted average cost of capital and an appropriate risk premium determined by our management to be commensurate with the risk inherent in our current business model.

After calculating the fair value of the Company using the three aforementioned methods, we assigned weighting to each method based upon management’s assessment of the extent to which each method best reflects the fair value of the reporting unit. Management believes that each method used has relative merits and that by using multiple methods, particularly in times of economic uncertainty, a better estimate of fair value is determined. For each for the methods utilized, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, discount factors to use, and selecting and weighting appropriate comparable market level inputs. The Company places greater emphasis on the income approach because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Based upon the results of this testing, we determined that the fair value of the reporting unit exceeded its carrying value of invested capital by 15.7% and therefore the Company concluded that no impairment of goodwill existed at December 31, 2009. If we were to determine that impairment existed, we would be required to record a charge to expense to write goodwill down to its fair value.

Stock Based Compensation

We are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We utilize the Black-Scholes (BS Model) option pricing model to determine the award fair value and recognize the fair value as expense over the requisite service period. The BS Model requires various highly judgmental assumptions including volatility and expected option life. In addition, we are required to estimate the expected forfeiture rate of options and awards and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If any of these assumptions change significantly, stock based compensation expense is adjusted accordingly.

Recent Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board, (the “FASB”), issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination. The changes include modifying how the Company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and recognizes and measures goodwill acquired in the purchase. In addition, acquisition costs are to be expensed as incurred and restructuring costs are expensed in periods after the acquisition date. This change in accounting practices will only affect the Company’s financial position or results of operations to the extent it has business combinations after January 1, 2009.

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

In February 2008 the FASB delayed until January 1, 2009, accounting guidance regarding non-financial assets and non-financial liabilities that are recognized and or disclosed at fair value on a nonrecurring basis. On January 1, 2009, the Company adopted the new guidance. The adoption of this change in accounting policy did not have a material effect on the Company’s results of operations or financial position.

In April 2008 the FASB issued new guidance that amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The revised policy improves the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of this policy on January 1, 2009 did not have a material impact on the consolidated financial statements. The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the years ended December 31, 2009 and 2008, the Company did not incur any costs to renew or extend its franchise agreements which are classified as intangible assets.

In June 2008 the FASB issued new guidance that clarifies that share based payments that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities in computing basic earnings per share. On January 1, 2009, the Company adopted the new guidance and modified its calculation of weighted average common shares outstanding to include as participating securities share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting. After this change, the Company retrospectively adjusted its weighted average common shares outstanding and earnings per share data for the years ended December 31, 2008 and 2007 to conform with the revised policy.

In November 2008 the FASB Emerging Issues Task Force (EITF) reached a consensus regarding equity method investment accounting considerations. The new guidance that became effective January 1, 2009, clarifies accounting and impairment considerations involving equity method investments and includes the EITF’s conclusions on how to (1) initially measure its equity method investments, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. The adoption of this new guidance on January 1, 2009 had no immediate impact on the financial condition or results of operations of the Company but will affect any future investments accounted for under the equity method.

In April 2009 the Company adopted FASB new guidance that requires disclosure about the fair value of financial instruments for interim reporting periods consistent with those reported in annual financial statements. These additional disclosures did not have a material impact on the consolidated financial statements.

In April 2009 the FASB issued new guidance regarding determining fair value when the volume or level of activity in a market for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance affirms that the objective of determining fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, changed the criteria on the evidence required to determine that a transaction was not orderly and required disclosures about the change in valuation technique, the related inputs and quantifying the effect of the change. The Company adopted the new policy during the second quarter ended June 30, 2009. The adoption of this new policy had no impact on the consolidated financial statements.

In January 2010 the FASB amended guidance concerning non-controlling interests to clarify that the decrease in ownership and deconsolidation provisions apply only to the following:

•	A subsidiary or group of assets that constitutes a business or nonprofit activity

•	A subsidiary or group of assets that does not constitute a business or nonprofit activity if the substance of the transaction is not directly addressed in other authoritative guidance

•	The transfer of a subsidiary or group of assets that is a business or a nonprofit activity to an equity method or joint venture investee

•

An exchange of a subsidiary or a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in the entity receiving the assets, including an equity method investee or joint venture

However, the decrease in ownership provisions do not apply if the transaction resulting in an entity’s decreased ownership interest is either the sale of in substance real estate or the conveyance of oil and gas mineral rights. The Company adopted the amended guidance effective October 1, 2009 and applied its provisions retrospectively to January 1, 2009. The adoption of the amended guidance did not have a material effect on the Company’s financial statements because the Company did not have any transactions affected by the amended scope of the decrease in ownership guidelines during the year ended December 31, 2009.

In February 2010 the FASB amended its May 2009 accounting and disclosure guidance regarding events that occur after the balance sheet date but before financial statements are issued. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its Consolidated Financial Statements.

In June 2009 the FASB issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about the Company’s involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance is effective January 1, 2010. The adoption of this accounting policy on January 1, 2010 did not have an effect on the Company’s results of operations or financial position.

In January 2010 the FASB issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area. The new standard requires additional disclosures related to: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Also, the new standard clarifies the requirements of previously issued accounting guidance in this area related to: (i) a reporting entity’s need to use judgment in determining the appropriate classes of assets and liabilities and (ii) a reporting entity’s disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company adopted this new standard effective January 1, 2010 and will include the required disclosures in the Company’s Form 10-Q for the quarter ended March 31, 2010.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in VIE or off-balance sheet transactions.

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

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our proxy statement for the 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

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

[REST OF PAGE INTENTIONALLY LEFT BLANK]

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (b) Exhibits:

Exhibit Number	Description of Exhibit

2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3(bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen—U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

Exhibit Number	Description of Exhibit

+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11(f)	Amended and Restated 2000 Stock Compensation Plan

+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit

10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43(o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44(p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

Exhibit Number	Description of Exhibit

+10.47(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49(r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50(s)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51(s)	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

10.52(s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53(s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54(s)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55(s)	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

10.56(t)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.57(u)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.58(v)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.58(w)	Settlement Agreement and Release dated January 20, 2010 in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.59*	Revolving Promissory Note dated December 30, 2009, in the principal amount of $2,000,000 payable to Frost Bank.

10.60*	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

10.61*	Arbitration and Notice of Final Agreement dated December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

21.1(x)	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.

(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(u)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(v)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(w)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 16, 2010 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/S/ MURRAY H. GROSS
Murray H. Gross, Chairman, President and Chief Executive Officer

By:	/S/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2010.

Signature	Title	Date

/S/ MURRAY H. GROSS	Chairman, President, Chief Executive Officer and Director	March 16, 2010
Murray H. Gross

/S/ ROBERT A. DEFRONZO	Secretary/Treasurer and Chief	March 16, 2010
Robert A. DeFronzo	Financial Officer (Principal Accounting Officer)

/S/ RICHARD GRINER	Director	March 16, 2010
Richard Griner

/S/ DON A. BUCHHOLZ	Director	March 16, 2010
Don A. Buchholz

/S/ LARRY A. JOBE	Director	March 16, 2010
Larry A. Jobe

/S/ KENNETH W. MURPHY	Director	March 16, 2010
Kenneth W. Murphy

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 16, 2010

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,336,889	$9,825,528
Marketable securities	797,410	2,036,049
Accounts receivable-trade, net	4,242,435	3,060,337
Accounts receivable-other	451,090	28,060
Income tax receivable	1,415,582	574,303
Commission advances	1,150,154	863,405
Inventories, net	3,650,545	3,538,637
Prepaid advertising and marketing	1,103,689	1,272,535
Prepaid expenses—other	767,278	835,512
Deferred income taxes, net	1,605,813	568,737

Total current assets	21,520,885	22,603,103

Property, plant, and equipment, net	2,485,542	2,518,849
Assets held for sale	2,514,643	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	623,365	662,391

Total assets	$30,734,305	$31,888,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,936,798	$2,968,908
Accrued wages, commissions, bonuses and vacation	1,588,833	1,396,326
Accrued legal settlement	1,897,822	—
Federal and state taxes payable	1,381,635	616,182
Long-term debt, current portion	222,553	214,254
Other accrued liabilities	748,596	1,032,778

Total current liabilities	9,776,237	6,228,448
Deferred income taxes, net	310,491	309,942
Long-term debt, net of current portion	2,292,221	2,530,636
Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 7,155,058 and 7,654,196 shares issued; 7,132,026 and 7,341,943 shares outstanding at December 31, 2009 and 2008, respectively	7,155	7,654
Additional capital	14,059,625	15,449,223
Retained earnings	4,337,755	8,337,420
Treasury stock, at cost, 23,032 and 312,253 shares at December 31, 2009 and 2008, respectively	(49,179)	(974,467)

Total stockholders’ equity	18,355,356	22,819,830

Total liabilities and stockholders’ equity	$30,734,305	$31,888,856

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
Revenues from remodeling contracts	$110,951,328	$132,502,981	$123,275,204
Costs of remodeling contracts	49,399,304	62,864,359	58,803,121

Gross profit	61,552,024	69,638,622	64,472,083
Costs and expenses:
Branch operations	7,907,369	9,030,777	8,021,988
Sales and marketing expense	46,096,629	48,540,797	42,692,179
General and administrative	10,364,625	10,652,137	9,902,863
Legal settlements	3,246,196	—	—

Income (loss) from operations	(6,062,795)	1,414,911	3,855,053
Interest expense	144,813	170,823	212,485
Other income, net	139,340	149,911	469,630

Income (loss) from continuing operations before income taxes	(6,068,268)	1,393,999	4,112,198
Income tax expense (benefit)	(2,068,603)	618,942	1,701,308

Income (loss) from continuing operations	(3,999,665)	775,057	2,410,890
Discontinued operations:
Loss from discontinued operations before income taxes	—	(749)	(2,123,415)
Income tax expense (benefit)	—	(255)	586,260

Loss from discontinued operations	—	(494)	(2,709,675)

Net income (loss)	$(3,999,665)	$774,563	$(298,785)

Net income (loss) per common share:
Basic:
Continuing operations	$(0.55)	$0.10	$0.29
Discontinued operations	—	—	(0.33)

Net income (loss)	$(0.55)	$0.10	$(0.04)

Diluted:
Continuing operations	$(0.55)	$0.10	$0.29
Discontinued operations	—	—	(0.33)

Net income (loss)	$(0.55)	$0.10	$(0.04)

Weighted average common shares outstanding:
Basic	7,221,680	7,572,238	8,177,519

Diluted	7,221,680	7,582,871	8,277,402

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	8,210,160	$8,210	—	$—	$19,016,937	$7,861,642	$26,886,789
Issuance of common stock on stock option exercises and releases of restricted stock awards	136,993	137	—	—	574,461	—	574,598
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	245,088	—	245,088
Purchase of Treasury Stock	—	—	737,093	(4,985,306)	—	—	(4,985,306)
Stock compensation	—	—	—	—	336,570	—	336,570
Net loss	—	—	—	—	—	(298,785)	(298,785)

Balance at December 31, 2007	8,347,153	8,347	737,093	(4,985,306)	20,173,056	7,562,857	22,758,954
Issuance of common stock on stock option exercises and releases of restricted stock awards	44,136	44	—	—	(44)	—	—
Tax benefits applicable to the exercise of employee stock options and awards	—	—	—	—	(32,397)	—	(32,397)
Purchase of Treasury Stock		—	—	312,253	—	—	(974,467)
Retirement of Treasury Stock	(737,093)	(737)	(737,093)	4,985,306	(4,984,569)	—	—
Stock compensation	—	—	—	—	293,177	—	293,177
Net income	—	—	—	—	—	774,563	774,563

Balance at December 31, 2008	7,654,196	7,654	312,253	(974,467)	15,449,223	8,337,420	22,819,830

Issuance of common stock on releases of restricted stock awards	41,057	41	—	—	(41)	—	—
Tax benefits applicable to the exercise of employee stock awards	—	—	—	—	(46,209)	—	(46,209)
Purchase of Treasury Stock	—	—	250,974	(555,987)	—	—	(555,987)
Retirement of Treasury Stock	(540,195)	(540)	(540,195)	1,481,275	(1,480,735)	—	—
Stock compensation	—	—	—	—	137,387	—	137,387
Net loss	—	—	—	—	—	(3,999,665)	(3,999,665)

Balance at December 31, 2009	7,155,058	$7,155	23,032	$(49,179)	14,059,625	$4,337,755	$18,355,356

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(3,999,665)	$774,563	$(298,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,038,760	1,163,194	1,310,380
Net provision (recovery) for loan losses and bad debts	(36,113)	68,881	(12,119)
Write-down of long-lived assets	—	242,350	—
Unrealized gain on marketable equity securities	(11,074)	—	—
Stock based compensation	137,387	293,177	336,570
Excess income tax expense (benefit) from stock option exercises and awards released	46,209	32,397	(245,088)
Loss on disposal of assets	21,944	6,305	1,369,899
Changes in operating assets and liabilities:
Accounts and other receivables	(1,569,015)	734,303	1,269,826
Inventories	(111,908)	1,669,068	(948,839)
Commission advances and prepaid expenses	(49,669)	370,075	(1,583,225)
Accounts payable	967,890	(2,854,081)	3,145,036
Accrued legal settlement	1,897,822	—	—
Accrued expenses	192,507	(357,991)	(479,845)
Income taxes	(1,158,562)	411,265	(2,689,756)
Other assets and liabilities, net	(554,467)	(41,480)	373,302

Net cash provided by (used in) operating activities	(3,187,954)	2,512,026	1,547,356

Cash flows from investing activities
Purchases of property, plant, and equipment	(736,096)	(863,127)	(1,061,837)
Proceeds from sale of assets	1,271,560	—	2,656,172
Customer payments on finance receivables	—	—	104,185
Principal return of participation investment	—	—	2,191,285
Purchase of marketable securities	—	(2,040,062)	—
Purchase of equity method investment	—	(195,000)	—
Other	(3,837)	(14,251)	—

Net cash provided by (used in) investing activities	531,627	(3,112,440)	3,889,805

Cash flows from financing activities
Proceeds from borrowing on lines of credit	900,000	—	—
Principal payments on lines of credit, long-term debt	(1,130,116)	(182,787)	(217,920)
Excess income tax benefit (expense) from stock option exercises and awards released	(46,209)	(32,397)	245,088
Purchase of treasury stock	(555,987)	(974,467)	(4,985,306)
Issuance of common stock	—	—	574,598

Net cash used in financing activities	(832,312)	(1,189,651)	(4,383,540)

Net increase (decrease) in cash and cash equivalents	(3,488,639)	(1,790,065)	1,053,621
Cash and cash equivalents at beginning of year	9,825,528	11,615,593	10,561,972

Cash and cash equivalents at end of year	$6,336,889	$9,825,528	$11,615,593

Supplemental disclosure of cash flow information
Interest paid	$144,813	$177,867	$216,444

Cash payments of income taxes, net of refunds	$72,226	$109,058	$5,163,362

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2009

1.	Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”), a Delaware corporation, is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, storage organization systems for closets and garages and related accessories.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The significant estimates that the Company makes include the allowance for doubtful accounts, reserves for excess and obsolete inventories, reserves for warranty claims, valuation of goodwill, and taxes, including sales and use taxes and state income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2009, management believes that the carrying value of long-term debt approximates its fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank accounts and money market funds.

Investments

At December 31, 2009, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on quoted market prices which are considered Level 1 securities in accordance with U.S. GAAP. For the years ended December 31, 2009 and 2008, the Company recognized $37,440 and $43,000 in interest earnings and an unrealized holding gain (loss) of $11,074 and ($4,000), respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the year ended December 31,

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

2009, the Company’s share of income from affiliated entities was approximately $3,000 and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $189,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at December 31, 2009.

Commission Advances

Sales commissions are earned and finally calculable upon completion of installation of a sales order. Commission advances represent payments made against estimated sales commissions on sales orders received but not yet completed. The balance of any sales commission due is paid upon completion of the sales order. In the event a sales order is cancelled after the commission advance, or if the final calculated earned sales commission is less than the commission advance, such excess is recoverable from any and all subsequent final commission payments. The Company provides for estimated losses of uncollectible commission advances based upon specific identification of problem accounts and historical losses. Commission advances are reported net of estimated losses of $43,000 and $15,000 at December 31, 2009 and 2008, respectively.

Concentrations of Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash deposits in banks in excess of federally insured limits and accounts receivable from The Home Depot. The Company believes the risk of loss associated with its cash deposits to be remote. At December 31, 2009, all of the Company’s trade receivables are due from The Home Depot.

Accounts Receivable-trade

Trade accounts receivable consist of amounts due from The Home Depot. Trade accounts receivable are reported net of an allowance for doubtful accounts. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts and expected default rates based on historical default rates. An allowance for doubtful accounts is established through a provision for bad debts charged against income. The Company charges off accounts against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The change in the allowance for doubtful accounts is as follows:

	Year ended December 31
	2009	2008	2007
Balance at beginning of year	$141,158	$131,378	$246,205
Provision for doubtful accounts	(36,113)	68,881	(12,119)
Write-offs, net of recoveries	(51,341)	(59,101)	(102,708)

Balance at end of year	$53,704	$141,158	$131,378

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

inventory reserves for unusable, slow-moving and obsolete items. As of December 31, 2009 and 2008, inventories are reflected net of reserves of $30,000 and $276,000, respectively.

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

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at December 31, 2009 and 2008 is $3,589,870.

Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company performed an impairment test as of December 31, 2009.

For purposes of assessing impairment testing in accordance with U.S. GAAP, the Company is a single reporting unit. The Company determined the fair value of its reporting unit at December 31, 2009 based on a weighting of market and income approaches. Under the income approach, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the Company’s current business model. The Company places greater emphasis on the income approach because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach includes consideration of recent trends in our market capitalization and an expected control premium, based on comparable transaction history and comparisons to guideline companies. Based upon the results of this testing, the Company concluded that no impairment of goodwill existed at December 31, 2009.

Intangible Assets

Intangible assets other than goodwill consist of license/franchise agreements which allow the Company to sell certain products in selected markets and a non-competition agreement with a former employee. The gross carrying value of intangible assets was $606,009 at December 31, 2009 and $332,760 at December 31, 2008, and accumulated amortization was $403,787 and $117,836, respectively. Intangible assets are amortized on a straight

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

line basis, with estimated useful lives based on the terms of the license/franchise agreement and or the related agreement as applicable. The weighted average remaining life of the intangible assets at December 31, 2009 is approximately 38 months. Amortization expense is estimated to be approximately $116,000 for the year ending December 31, 2010, approximately $25,000 for the years ending December 31, 2011, 2012 and 2013 and approximately $11,000 for the year ending December 31, 2014. Intangible assets are included in “Other Assets” on the Company’s Consolidated Balance Sheets.

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

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores. The Company expenses all such costs as incurred. In-store displays are capitalized and depreciated over their estimated useful life.

In connection with the Company’s in-store marketing program, the Company engages an unaffiliated service provider whose function is to generate prospective customer leads for the Company in designated The Home Depot stores. For each customer lead in which the Company enters into a sales order, the service provider receives a fee. The Company prepays the service provider fee upon entry into the sales order with the customer; however, the fee is not finally earned and calculable until completion of installation of the respective sales order. The Company records the advance payment in prepaid expense and recognizes the final expense in marketing expenses upon completion of installation of the sales order. If a sales order is cancelled after the advance payment, or if the final calculated earned fees are less than the advance payment, such excess is refundable by the service provider. Commission advances to the service provider of $1,104,000 and $1,273,000 are recorded as Prepaid advertising and marketing as of December 31, 2009 and 2008 respectively.

Marketing expense also includes marketing fees paid to The Home Depot on each sale.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Advertising and marketing expenses were approximately $28,631,000, $30,239,000 and $26,185,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax examinations by tax authorities for tax years prior to 2006.

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

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$298,367	$274,770	$282,780
Provision for warranty expenses	251,356	1,002,526	1,378,207
Warranty costs incurred	(353,558)	(978,929)	(1,386,217)

Balance at end of year	$196,165	$298,367	$274,770

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

In February 2008 the FASB delayed until January 1, 2009, accounting guidance regarding non-financial assets and non-financial liabilities that are recognized and or disclosed at fair value on a nonrecurring basis. On January 1, 2009, the Company adopted the new guidance. The adoption of this change in accounting policy did not have a material effect on the Company’s results of operations or financial position.

In April 2008 the FASB issued new guidance that amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The revised policy improves the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The adoption of this policy on January 1, 2009 did not have a material impact on the consolidated financial statements. The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the years ended December 31, 2009 and 2008, the Company did not incur any costs to renew or extend its franchise agreements which are classified as intangible assets.

In June 2008 the FASB issued new guidance that clarifies that share based payments that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities in

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

computing basic earnings per share. On January 1, 2009, the Company adopted the new guidance and modified its calculation of weighted average common shares outstanding to include as participating securities share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting. After this change, the Company retrospectively adjusted its weighted average common shares outstanding for the years ended December 31, 2008 and 2007 to conform with the revised policy. There was no impact on earnings per share calculations. See Note 14.

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

In April 2009 the Company adopted FASB new guidance that requires disclosure about the fair value of financial instruments for interim reporting periods consistent with those reported in annual financial statements. These additional disclosures did not have a material impact on the consolidated financial statements.

In April 2009 the FASB issued new guidance regarding determining fair value when the volume or level of activity in a market for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance affirms that the objective of determining fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active, changed the criteria on the evidence required to determine that a transaction was not orderly and required disclosures about the change in valuation technique, the related inputs and quantifying the effect of the change. The Company adopted the new policy during the second quarter ended June 30, 2009. The adoption of this new policy had no impact on the consolidated financial statements.

In January 2010 the FASB amended guidance concerning non-controlling interests to clarify that the decrease in ownership and deconsolidation provisions apply only to the following:

•	A subsidiary or group of assets that constitutes a business or nonprofit activity

•	A subsidiary or group of assets that does not constitute a business or nonprofit activity if the substance of the transaction is not directly addressed in other authoritative guidance

•	The transfer of a subsidiary or group of assets that is a business or a nonprofit activity to an equity method or joint venture investee

•

An exchange of a subsidiary or a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in the entity receiving the assets, including an equity method investee or joint venture

However, the decrease in ownership provisions do not apply if the transaction resulting in an entity’s decreased ownership interest is either the sale of in substance real estate or the conveyance of oil and gas mineral rights. The Company adopted the amended guidance effective October 1, 2009 and applied its provisions retrospectively to January 1, 2009. The adoption of the amended guidance did not have a material effect on the

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Company’s financial statements because the Company did not have any transactions affected by the amended scope of the decrease in ownership guidelines during the year ended December 31, 2009.

Accounting Standards Update to be Implemented in Future Periods

In June 2009 the FASB issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about the Company’s involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The new guidance is effective January 1, 2010. The adoption of this accounting policy on January 1, 2010 did not have an effect on the Company’s results of operations or financial position.

In January 2010 the FASB issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area. The new standard requires additional disclosures related to: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Also, the new standard clarifies the requirements of previously issued accounting guidance in this area related to: (i) a reporting entity’s need to use judgment in determining the appropriate classes of assets and liabilities and (ii) a reporting entity’s disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company adopted this new standard effective January 1, 2010 and will include the required disclosures in the Company’s Form 10-Q for the quarter ended March 31, 2010.

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

The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (SPA), which terminates on February 28, 2011. At December 31, 2009, the Company’s home improvement business served The Home Depot customers in 42 markets covering 27 states. The Company’s kitchen products are available in all 42 markets and bath products are available in 17 markets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

On February 28, 2008, the Company and The Home Depot mutually agreed to terminate the installed deck program under the SPA. As of June 30, 2009, the Company had completed the manufacture and installation of all customer orders for deck products. The Company is actively marketing for sale its Woodbridge, Virginia deck manufacturing facility and equipment. The Company’s Woodbridge manufacturing facility is not impaired because its carrying value was determined to be lower than its fair value at December 31, 2009. Management has considered all information available in determining the fair value of assets held for sale; however, the fair value ultimately realized upon the sale of the assets could differ from the estimated amounts reflected in the Consolidated Balance Sheets.

In 2008, the Company and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. The Company continues rolling out these products in markets where it currently offers kitchen refacing products. As of December 31, 2009, the Company had introduced these products in 25 of its 42 markets. In connection with this product category, in 2008 the Company purchased a 33.33% membership interest in Blue Viking Storage, LLC, (“Blue Viking”) a distributor of garage organizer systems and accessories. In conjunction with the membership interest, the Company entered into a marketing consulting agreement with Blue Viking in which Blue Viking will provide the Company sales and marketing consulting to support its entry and expansion into the garage and home storage industry.

In December 2008, the Company entered into franchise agreements (the “Franchise Agreements”) with Harris Research, Inc., a wholly-owned subsidiary of The Home Depot. The Franchise Agreements allow for the Company to market, sell and apply a wood kitchen cabinet and wood floor refinishing system through selected The Home Depot stores in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. The N-Hance wood renewal system utilizes a proprietary process involving the application of N-Hance cleaners, neutralizers, repair/fillers, coloring agents, sealers and finishes. In November 2009 the Company sold the Boston franchise due to disappointing sales. The Company is currently evaluating the continuation of the program in the other markets.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Home Improvement Product Lines:
Kitchen refacing and countertops	$99,259	$110,543	$92,634
Bathroom refacing	8,034	8,981	10,298
Decks	251	12,665	20,343
Organizers	2,839	314	—
N-Hance	568	—	—

Total Home Improvement revenues	$110,951	$132,503	$123,275

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

Notes to Consolidated Financial Statements (Continued)

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

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs which are supported by little or no market activity.

We measure our cash equivalents and marketable securities at fair value using quoted market prices.

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,916,130	$2,916,130	—	—
Marketable securities:
Municipal Bond funds	$797,410	—	$797,410	—

Total assets	$3,713,540	$2,916,130	$797,410	—

	Fair value measurement at reporting date using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$3,909,506	$3,909,506	—	—
Marketable securities:
Municipal Bond funds	$2,036,049	—	$2,036,049	—

Total assets	$5,945,555	$3,909,506	$2,036,049	—

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Inventories

Inventories, net of applicable reserves, consisted of the following:

	December 31,
	2009	2008
Raw materials	$2,106,966	$2,292,598
Work-in-progress	1,543,579	1,246,039

Total	$3,650,545	$3,538,637

In 2008, in connection with the Company’s decision to cease offering deck products, the Company recorded a charge of approximately $245,000 to write-down deck raw materials to their expected net realizable value. The write-down charge is included in “Costs of remodeling contracts” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008. At December 31, 2009, there was no remaining deck inventory.

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2009	2008
Buildings and improvements	$792,066	$735,931
Machinery and equipment	2,527,106	3,009,413
Furniture, fixtures, and computer equipment	5,373,642	5,377,186
Leasehold improvements	593,560	573,247
Construction in process	471,065	48,755

	9,757,439	9,744,532
Less accumulated depreciation and amortization	(7,321,897)	(7,275,683)

	2,435,542	2,468,849
Land	50,000	50,000

	$2,485,542	$2,518,849

Depreciation and amortization expense related to property, plant and equipment was approximately $747,000, $1,377,000, and $1,258,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

At December 31, 2009, the Company was actively marketing for sale the deck manufacturing facility. In accordance with generally accepted accounting principles, the Company has classified these assets as Assets Held For Sale on the Company’s Consolidated Balance Sheets.

7.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	December 31,
	2009	2008
Frost Term loan	$1,053,333	$1,133,330
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,420,735	1,545,556
Other	40,706	66,004

Total Debt	2,514,774	2,744,890
Less Current Portion	222,553	214,254

Long-Term Portion	$2,292,221	$2,530,636

Maturities of debt under the Company’s credit facilities as of December 31, 2009, are as follows:

2010	$222,553
2011	1,126,639
2012	164,871
2013	180,103
2014	179,162
Thereafter	641,446

Total	$2,514,774

Frost Loan Agreement

The Company has a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement as amended provides for a borrowing base line of credit (the “Borrowing Base Line of Credit”) and a term loan (the “Term Loan”). The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan—The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.25% at December 31, 2009 and 3.18% at December 31, 2008) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At December 31, 2009, the Company had outstanding borrowings of $1,053,333 under the term loan.

Borrowing Base Line of Credit—The Borrowing Base Line of Credit previously allowed for borrowings up to $4 million for working capital. Effective December 30, 2009, the Borrowing Base Line of Credit was amended to allow up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At December 31, 2009 the Company had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $2,000,000.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Credit Facilities (Continued)

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate of the lender plus one half of one percent. The Borrowing Base Line of Credit previously matured on May 2, 2010.

Effective December 30, 2009, the Borrowing Base Line of Credit maturity date is September 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company’s credit facility covenants were amended effective December 30, 2009 whereby the Company’s tangible net worth requirement was reduced from $15.0 million to $13.5 million, debt to adjusted tangible net worth ratio requirement was reduced from 1.5 to 1 to 1.25 to 1 and the quick ratio requirement was reduced from 1.2 including current maturities of the Term Loan to 1.0 excluding current maturities of the Term Loan. The Company is in compliance with all restrictive covenants at December 31, 2009.

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

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Rent expense recognized under non-cancelable operating leases was approximately $3,691,000, $3,619,000 and $3,530,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2009, are as follows:

2010	$2,999,631
2011	2,052,942
2012	1,060,490
2013	240,996

Total minimum lease payments	$6,354,059

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Commitments and Contingencies (Continued)

Other Taxes

The Company is subject to audits in various jurisdictions for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. In the fourth quarter of 2009 the Company recorded a charge of $500,000 related to the matter. The Company believes that it has adequately provided for all of the obligations for these taxes, however the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at December 31, 2009. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

Litigation

During the year ended December 31, 2009, the Company recognized $3,246,000 for certain legal settlements principally in connection with settlements of class action lawsuits. On July 17, 2009, the Company entered into a Stipulation and Settlement Agreement in settlement of a certain pending class action lawsuit in the United States District Court for the Central District of California-Western Division. The Company recorded a liability in the second quarter 2009 of $1,500,000 related to the suit. The Company fully paid all amounts owed in connection with the settlement in December 2009.

On January 20, 2010, the Company entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against the Company in the United States District Court for the Northern District of California. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. The Company has agreed to the payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. Barring any unusual developments, the Company expects the settlement and approval process to be completed within a two to four month period. The Company recorded a liability of approximately $1,830,000 for this settlement in the fourth quarter of 2009 that is included in “Accrued legal settlement” in the Company’s Consolidated Balance Sheets as of December 31, 2009.

In February 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law. This action was filed by an employee of the Company (Plaintiff). The Plaintiff asserts claims on his behalf and as a collective action on behalf of all individuals who were employed by the Company as installers in the United States, with the exception of California, since February 24, 2006 and as a class action, as yet uncertified, on behalf of all individuals who were employed by the Company as installers in the State of New Jersey since February 24, 2007. Relief sought in the complaint includes injunctive and equitable relief, overtime wages, liquidated damages and penalties and attorneys fees. The Company believes the claims by Plaintiff are without merit and intends to vigorously defend this action. At this time, the Company cannot predict the outcome of this action or determine the amount of any potential damages.

In November 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law. This action was filed by an employee of the Company (Plaintiff). The Plaintiff asserts claims on his behalf and as a collective action on behalf of all individuals who are or were formerly employed by the Company as measurement technicians in the United States during the longest period of time permitted by applicable statute of limitations (Statutory Period) and as a class action, as yet uncertified, on behalf of all individuals who were employed by the Company as measurement technicians in the State of New Jersey during the Statutory Period. Relief sought in the complaint includes injunctive and equitable relief, overtime wages,

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

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits can not be predicted with certainty, if decided adversely to or settled by the Company, individually or in the aggregate, the outcome may result in a liability material to the Company’s consolidated financial condition or results of operations. However, at this time, the Company believes that the ultimate resolution of these matters will not materially affect the consolidated financial position or results of operations of the Company.

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

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases under this authorization through December 31, 2009 were 358,882 shares at a cost of approximately $1,071,000. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Reserve for doubtful accounts	$39,584	$64,260
Compensation accruals	282,079	209,600
Accruals and reserves	557,925	224,656
Inventory reserves	58,697	156,165
Legal settlement accrual	798,064	—
Other	56,568	37,791

Total gross deferred tax assets	1,792,917	692,472

Deferred tax liabilities:
Prepaid expenses	(140,456)	(145,188)
Depreciation	(357,139)	(288,489)

Total gross deferred tax liabilities	(497,595)	(433,677)

Net deferred tax asset	$1,295,322	$258,795

Deferred taxes consisted of the following:
Current deferred income taxes	$1,605,813	$568,737
Noncurrent deferred income taxes	(310,491)	(309,942)

Net deferred tax asset	$1,295,322	$258,795

The provision (benefit) for income taxes from continuing operations at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	Year Ended December 31,
	2009	2008	2007
Federal tax at statutory rate	$(2,063,211)	$473,960	$1,398,147
State income taxes, net of federal tax benefit	(127,733)	138,226	306,524
Other	122,341	6,756	(3,363)

Total income taxes (benefit)	$(2,068,603)	$618,942	$1,701,308

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal
Continuing operations	$(1,196,614)	$367,580	$1,243,130
Discontinued operations	—	(255)	451,265

	(1,196,614)	367,325	1,694,395

State
Continuing operations	164,538	160,203	518,513
Discontinued operations	—	—	17,227

	164,538	160,203	535,740

Total current	(1,032,076)	527,528	2,230,135

Deferred:
Federal
Continuing operations	(690,560)	74,408	(19,570)
Discontinued operations	—	—	98,828

	(690,560)	74,408	79,258

State
Continuing operations	(345,967)	16,751	(40,765)
Discontinued operations	—	—	18,940

	(345,967)	16,751	(21,825)

Total deferred	(1,036,527)	91,159	57,433

Total income taxes (benefit) from continuing operations	(2,068,603)	618,942	1,701,308
Total income taxes (benefit) from discontinued operations	—	(255)	586,260

Total income taxes (benefit)	$(2,068,603)	$618,687	$2,287,568

11.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. The Company did not make contributions for the years ended December 31, 2009, 2008 and 2007.

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

Pursuant to the Company’s Restricted Stock Plan, the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the compensation committee. The compensation committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the Restricted Stock Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The Compensation Committee is authorized to grant up to a maximum of 500,000 shares of common stock. At December 31, 2009, 342,138 shares were available for issuance.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock issued under the Restricted Stock Plan and may elect to receive restricted stock in lieu of their quarterly cash compensation. During the year ended December 31, 2009, the Company issued 24,357 shares to non-employee directors as compensation and recorded approximately $59,000 of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance.

Compensation Cost Recognized

The Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense for awards on a ratable basis over the vesting period.

For the years ended December 31, 2009, 2008 and 2007, stock based compensation consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Stock compensation from:
Stock Options	$72,000	$39,000	$11,000
Stock Awards	62,000	254,000	326,000

Total Compensation Cost	$134,000	$293,000	$337,000

Tax Benefit Recognized	$26,000	$99,000	$127,000

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

Stock Options

The Company’s 2000 Stock Compensation Plan (the “Plan”) provides for up to 3,000,000 shares of common stock with respect to which options may be granted under the Plan, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. No options may be granted under the Plan after November 2010 when the Plan expires. The Board of Directors of the Company approved further restricting the number of shares available for options under the Plan to 20% of the outstanding shares of common stock of the Company. The Board of Directors retained the authority to increase the number of shares available for options under the Plan from time to time as may be necessary in the future to provide ample shares for options under the Plan for the Company’s employees, directors and advisors. At December 31, 2009, options to purchase 502,606 shares of common stock were available for grant under the Plan.

The following information summarizes stock options outstanding and exercisable at December 31, 2009:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$1.85 - $ 3.60	333,205	$2.42	7.68	180,212	$2.47
$4.95 - $ 7.49	48,018	$6.83	3.66	48,018	$6.83
$8.36 - $ 10.00	21,782	$8.38	1.29	21,782	$8.38

	403,005	$3.27	6.86	250,012	$3.82

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2009, 2008 and 2007, are as follows:

	2009			2008			2007
	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	371,838	$3.94		234,194	$6.09		358,115	$6.15
Granted	98,000	2.69		198,000	1.85		—	—
Exercised	—	—		—	—		(111,375)	6.11
Forfeited, canceled or Expired	(66,833)	6.15		(60,356)	5.42		(12,546)	7.66

Outstanding at end of year	403,005	$3.27	$136	371,838	$3.94	$147	234,194	$6.09	$119

Exercisable at end of year	250,012	$3.82	$89	239,844	$5.09	$49	227,247	$6.07	$119

Weighted average fair value of options granted during the year	$0.92	—	—	$0.50	—	—	—	—	—

During 2007, 20,000 shares were exercised by tendering 8,119 shares of the Company’s common stock to pay the exercise price. The total intrinsic value of options exercised (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) during 2007 was $786,000. There were no options exercised during 2009 and 2008. The fair value of stock option awards vested during the years ended December 31, 2009, 2008 and 2007 was $31,000, $44,000 and $37,000, respectively.

During 2009 and 2008, the Company granted to employees and directors options to purchase 98,000 and 198,000 shares of the Company’s common stock, respectively. No options were granted in 2007. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the years ended December 31, 2009 and 2008 were determined with the following assumptions:

	Assumptions
	2009	2008
Weighted average fair value of grants	$0.92	$0.50
Risk-free rate of return	1.80%	2.97%
Expected life	4.5 years	3 years
Expected volatility	35%	35%
Expected dividend yield	0%	0%

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

expected life of the options. The expected term of options granted is based on the Company’s historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based upon management’s estimate of future volatility for the Company’s stock price. When estimating future volatility, the Company considers a number of factors, including the Company’s historical stock price volatility, the Company’s expected growth under its program with The Home Depot and the economic environment. The Company has not declared any dividends during 2009, 2008 and 2007.

Additionally, generally accepted accounting principles require the Company to estimate pre-vesting forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.

Compensation expense related to stock options was approximately $72,000, $39,000 and $11,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had $69,000 total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.66 years.

Restricted Stock Awards

For the years ended December 31, 2009, 2008 and 2007, restricted stock award activity is as follows:

	2009		2008		2007
	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant
Outstanding at beginning of year	18,602	$10.46	44,758	$9.33	47,333	$7.67
Granted	26,175	2.38	19,930	3.67	31,662	$11.08
Vested	(41,057)	5.15	(44,136)	6.36	(33,737)	$8.64
Forfeited, canceled or expired	(1,818)	12.24	(1,950)	7.82	(500)	$5.79

Outstanding at end of year	1,902	$12.24	18,602	$10.46	44,758	$9.33

The Company recognizes compensation expense for restricted stock awards on a ratable basis over the vesting period. Compensation expense related to restricted stock awards was approximately $62,000 ($38,000 net of tax benefit), $254,000 ($155,000 net of tax benefit) and $326,000 ($199,000 net of tax benefit) for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009 and 2008, the Company had excess tax expense from restricted stock classified as a financing source of cash of approximately $46,000 and $32,000, respectively. The fair value of restricted stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $211,000, $281,000 and $290,000, respectively.

As of December 31, 2009, the Company had approximately $1,000 total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted average period of .08 years.

The Company’s Awards are not performance based and vest with continued employment. Awards are generally subject to forfeiture in the event of termination of employment.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

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

As a result of the transaction, the financial operating results of FCC have been reclassified as discontinued operations in the accompanying consolidated statements of operations.

14.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year ended December 31,
	2009	2008	2007
Income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$(3,999,665)	$775,057	$2,410,890
Income (loss) from discontinued operations	—	(494)	(2,709,675)

Income (loss) applicable to common stockholders	$(3,999,665)	$774,563	$(298,785)

Weighted average shares outstanding—basic	7,221,680	7,572,238	8,177,519
Effect of dilutive securities	—	10,633	99,883

Weighted average shares outstanding—diluted	7,221,680	7,582,871	8,277,402

Net income (loss) per basic share:
Continuing operations	$(0.55)	$0.10	$0.29
Discontinued operations	—	—	(0.33)

Net income (loss) per basic share	$(0.55)	$0.10	$(0.04)

Net income (loss) per diluted share:
Continuing operations	$(0.55)	$0.10	$0.29
Discontinued operations	—	—	(0.33)

Net income (loss) per diluted share	$(0.55)	$0.10	$(0.04)

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the years ended December 31, 2009, 2008 and 2007, approximately 403,005, 140,000 and 5,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2009				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$26,170	$25,503	$28,423	$30,855	$31,947	$35,485	$34,982	$30,089
Gross Profit	14,480	14,307	15,986	16,779	16,560	18,924	18,281	15,874
Income (loss) from continuing operations	(960)	(1,211)	(510)	(1,319)	(5)	720	600	(540)
Discontinued operations	—	—	—	—	—	—	—	—
Net income (loss)	(960)	(1,211)	(510)	(1,319)	(5)	720	600	(540)
Net income (loss) from continuing operations per common share:
Basic	$(.13)	$(.17)	$(.07)	$(.18)	$.00	$.09	$.08	$(.07)
Diluted	$(.13)	$(.17)	$(.07)	$(.18)	$.00	$.09	$.08	$(.07)
Discontinued operations per common share:
Basic	$.00	$.00	$.00	$.00	$.00	$.00	$.00	$.00
Diluted	$.00	$.00	$.00	$.00	$.00	$.00	$.00	$.00
Net income (loss) per common share:
Basic	$(.13)	$(.17)	$(.07)	$(.18)	$.00	$.09	$.08	$(.07)
Diluted	$(.13)	$(.17)	$(.07)	$(.18)	$.00	$.09	$.08	$(.07)
Weighted average common shares outstanding
Basic	7,351,835	7,243,213	7,141,801	7,143,880	7,659,285	7,616,074	7,568,907	7,441,106
Diluted	7,351,835	7,243,213	7,141,801	7,143,880	7,659,285	7,621,046	7,566,459	7,441,106

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(b)	Bylaws of U.S. Home Systems, Inc.

3.3(bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1(d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2(d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3(d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4(d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5(d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10(e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11(f)	Amended and Restated 2000 Stock Compensation Plan
+10.12(g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13(h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

IOE-1

Exhibit Number	Description of Exhibit
+10.14(i)	Non-Employee Director Compensation Plan

+10.15(i)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.16(i)	Form of Restricted Stock Agreement for Employees

10.17(j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19(j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20(j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21(j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22(j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23(j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24(j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25(j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26(j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27(j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28(j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29(k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).
+10.30(l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32(m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

IOE-2

Exhibit Number	Description of Exhibit
10.33(m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34(m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.36(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37(m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39(m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40(m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41(n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42(n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43(o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44(p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48(q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009
10.49(r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50(s)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51(s)	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

IOE-3

Exhibit Number	Description of Exhibit
10.52(s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53(s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54(s)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55(s)	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

10.56(t)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.57(u)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.58(v)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.58(w)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.59*	Revolving Promissory Note dated December 30, 2009, in the principal amount of $2,000,000 payable to Frost Bank.

10.60*	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

10.61*	Arbitration and Notice of Final Agreement dated December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

21.1(x)	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.

IOE-4

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(u)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(v)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(w)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.

IOE-5