Form 10-Q
period 2010-03-31
US HOME SYSTEMS INC
filed 2010-05-07
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐             No  ☒

As of April 30, 2010 there were 7,135,783 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,913,075	$6,336,889
Marketable securities	799,397	797,410
Accounts receivable-trade, net of allowance for doubtful accounts of $36,987 and $53,704, respectively	5,911,153	4,242,435
Accounts receivable-other	343,712	451,090
Income tax receivable	1,460,307	1,415,582
Commission advances	1,306,829	1,150,154
Inventories	3,477,045	3,650,545
Prepaid advertising and marketing	1,222,761	1,103,689
Prepaid expenses	579,181	767,278
Deferred income taxes	1,597,480	1,605,813

Total current assets	22,610,940	21,520,885

Property, plant, and equipment, net	2,362,480	2,485,542
Assets held for sale	2,514,643	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	522,395	623,365

Total assets	$31,600,328	$30,734,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,359,005	$3,936,798
Accrued wages, commissions, bonuses and vacation	1,875,791	1,588,833
Accrued legal settlement	1,372,972	1,897,822
Federal and state taxes payable	1,813,422	1,381,635
Long-term debt, current portion	1,163,290	222,553
Other accrued liabilities	727,692	748,596

Total current liabilities	11,312,172	9,776,237
Deferred income taxes	310,491	310,491
Long-term debt, net of current portion	1,251,470	2,292,221
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,168,996 and 7,155,058 shares issued; 7,131,919 and 7,132,026 shares outstanding at March 31, 2010 and December 31, 2009, respectively	7,169	7,155
Additional capital	14,097,764	14,059,625
Retained earnings	4,702,388	4,337,755
Treasury stock, at cost, 37,077 and 23,032 shares at March 31, 2010 and December 31, 2009, respectively	(81,126)	(49,179)

Total stockholders’ equity	18,726,195	18,355,356

Total liabilities and stockholders’ equity	$31,600,328	$30,734,305

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues from remodeling contracts	$33,127,498	$26,170,421
Cost of remodeling contracts	14,694,937	11,690,267

Gross profit	18,432,561	14,480,154

Costs and expenses:
Branch operations	1,961,743	2,095,864
Sales and marketing expense	13,070,123	11,181,097
General and administrative	2,753,308	2,759,822

Income (loss) from operations	647,387	(1,556,629)

Interest expense	34,121	38,352
Other income (expense)	(7,563)	35,840

Income (loss) before income taxes	605,703	(1,559,141)
Income tax expense (benefit)	241,070	(599,054)

Net income (loss)	$364,633	$(960,087)

Net income (loss) per common share – basic and diluted	$0.05	$(0.13)

Weighted average common shares outstanding:
Basic	7,136,846	7,351,835

Diluted	7,172,275	7,351,835

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2010

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	7,155,058	$7,155	23,032	$(49,179)	$14,059,625	$4,337,755	$18,355,356
Stock compensation	—	—	—	—	38,153	—	38,153
Releases of restricted stock awards	13,938	14	—	—	(14)	—	—
Purchase of treasury stock	—	—	14,045	(31,947)	—	—	(31,947)
Net income	—	—	—	—	—	364,633	364,633

Balance at March 31, 2010	7,168,996	$7,169	37,077	$(81,126)	$14,097,764	$4,702,388	$18,726,195

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$364,633	$(960,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	254,879	224,551
Stock compensation	38,153	49,528
Tax expense applicable to release of stock awards	—	46,209
Net provision for bad debt	7,069	25,000
Loss on disposal of assets	18,160	18,278
Unrealized gain on marketable securities	—	(12,346)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,568,409)	(568,406)
Inventories	173,500	360,617
Commission advances and prepaid expenses	(87,650)	458,900
Accounts payable	422,207	193,898
Accrued legal settlement	(524,850)	—
Accrued wages, commissions, bonuses and vacation	286,958	699,200
Income taxes	395,396	(494,988)
Other assets and liabilities, net	(19,634)	(425,102)

Net cash used in operating activities	(239,588)	(384,748)

Cash flows from investing activities
Purchases of property, plant and equipment	(92,326)	(111,696)
Purchase of marketable securities	(1,987)	(12,755)
Other	1,342	3,153

Net cash used in investing activities	(92,971)	(121,298)

Cash flows from financing activities
Principal payments on lines of credit and debt	(59,308)	(51,342)
Tax expense applicable to release of stock awards	—	(46,209)
Purchase of treasury stock	(31,947)	(51,981)

Net cash used in financing activities	(91,255)	(149,532)

Net decrease in cash and cash equivalents	(423,814)	(655,578)
Cash and cash equivalents at beginning of period	6,336,889	9,825,528

Cash and cash equivalents at end of period	$5,913,075	$9,169,950

Supplemental disclosure of cash flow information
Interest paid	$32,096	$38,352

Cash payments of income taxes	$52,175	$5,853

Supplemental disclosure of non-cash investing and financing activities
Termination of franchise agreement and notes payable	$40,706	$—

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and require the use of complex judgment in their application. Except as discussed below, there have been no material changes to the Company’s accounting policies or the methodologies or assumptions applied under them since December 31, 2009.

Investments

At March 31, 2010, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities recorded at fair value based on significant other observable inputs are considered Level 2 securities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2010, the Company recognized $2,288 in interest earnings and an unrealized holding loss of $237. These amounts are included in “Other income (expense)” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three months ended March 31, 2010, the Company’s share of income from affiliated entities was approximately ($1,000) and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $188,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at March 31, 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable approximate fair value due to their short term nature. Based on the prevailing interest rates at March 31, 2010, management believes that the carrying value of long-term debt approximates fair value.

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at March 31, 2010 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company performed an impairment test as of December 31, 2009. During the three months ended March 31, 2010, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2009 analysis.

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

Three Months Ended March 31, 2010
Balance at beginning of period	$196,165
Provision for warranty expenses	(28,137)
Warranty costs incurred	(36,094)

Balance at end of period	$131,934

Other Intangible Assets

The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the three months ended March 31, 2010, the Company did not incur any costs to renew or extend its franchise agreement which is classified as an intangible asset and included in “Other assets” in the Company’s Consolidated Balance Sheets as of March 31, 2010.

Recently Adopted Accounting Standards Updates

In June 2009 the FASB issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about the Company’s involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company adopted this accounting policy on January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

In January 2010 the FASB issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area. The new standard requires additional disclosures related to: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Also, the new standard clarifies the requirements of previously issued accounting guidance in this area related to: (i) a reporting entity’s need to use judgment in determining the appropriate classes of assets and liabilities and (ii) a reporting entity’s disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company adopted this new standard effective January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

3. Information About Products

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

The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (SPA), which terminates on February 28, 2011. At March 31, 2010, the Company’s

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Products (Continued)

home improvement business served The Home Depot customers in 49 markets covering approximately 1,750 stores in 29 states. The Company’s kitchen products are available in all 49 markets and bath products are available in 17 markets.

In the first quarter 2009, under a pilot program with The Home Depot, the Company began to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. However, due to disappointing sales, in November 2009 the Company ceased offering the product in the Boston market and in March 2010 the Company ceased offering the product in the remaining markets at which time the pilot program ended. In connection with ending the pilot program, the related franchise agreements and remaining balance of the notes payable were cancelled.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Home Improvement Product Lines:
Kitchen refacing and countertops	$30,441	$24,069
Bathroom refacing	1,613	1,663
Decks	—	277
Organizers	1,057	112
N-Hance	16	49

Total Home Improvement revenues	$33,127	$26,170

All of the Company’s home improvement revenues are from The Home Depot and are subject to seasonal trends. The generation of new orders through the relationship with The Home Depot for kitchen and bath products typically declines in the last six weeks of the year during the holiday season, which negatively impacts first quarter revenues and net income. Extreme weather conditions in the markets the Company serves occasionally impact revenues and net income.

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

Level 1 —	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 —	Unobservable inputs which are supported by little or no market activity.

The Company measures cash equivalents and marketable securities at fair value using quoted market prices.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Fair Value (Continued)

Assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are as follows:

	Fair value measurement at reporting date using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,916,282	$2,916,282	—	—

Marketable securities:
Municipal Bond funds	$799,397	—	$799,397	—

Total assets	$3,715,679	$2,916,282	$799,397	—

	Fair value measurement at reporting date using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,916,130	$2,916,130	—	—

Marketable securities:
Municipal Bond funds	$797,410	—	$797,410	—

Total assets	$3,713,540	$2,916,130	$797,410	—

5. Inventories

Inventories, net of applicable reserves, consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$2,072,761	$2,106,966
Work-in-progress	1,404,284	1,543,579

Total	$3,477,045	$3,650,545

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	March 31, 2010	December 31, 2009
Frost Term loan	$1,026,666	$1,053,333
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,388,094	1,420,735
Other	—	40,706

Total Debt	2,414,760	2,514,774
Less Current Portion	1,163,290	222,553

Long-Term Portion	$1,251,470	$2,292,221

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

Term Loan – The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.29% at March 31, 2010 and 2.25% at December 31, 2009) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At March 31, 2010, the Company had outstanding borrowings of $1,026,666 under the term loan.

Borrowing Base Line of Credit—The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2010, the Company had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $2,000,000.

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate of the lender plus one half of one percent. The Borrowing Base Line of Credit matures on September 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company’s credit facility covenants require the Company to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1 and a quick ratio of more than 1 to 1 excluding current maturities of the Term Loan. The Company is in compliance with all restrictive covenants at March 31, 2010.

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

In connection with the Company’s decision to cease offering deck products, the Company is actively marketing for sale its Woodbridge facility. In accordance with generally accepted accounting principles, the Company has classified the facility asset as Assets Held For Sale on the Company’s Consolidated Balance Sheets. Management believes the Woodbridge facility is not impaired as its fair value exceeds its carrying value. Upon sale, the Company’s mortgage on the building will be retired using the proceeds from the sale.

7. Commitments and Contingencies

Other Taxes

The Company is subject to audits in various jurisdictions from time to time for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however, the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at March 31, 2010. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Commitments and Contingencies (Continued)

Litigation

On January 20, 2010, the Company entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against the Company in the United States District Court for the Northern District of California. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. The Company agreed to a payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. Barring any unusual developments, the Company expects the settlement and approval process to be completed during the third quarter of 2010. In 2009, the Company initially recorded a liability of approximately $1,830,000 for this settlement of which $500,000 was paid in March 2010. The unpaid balance of the liability is included in “Accrued legal settlement” in the Company’s Consolidated Balance Sheets as of March 31, 2010.

In February 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law. This action was filed by an employee of the Company. In March 2010 the Company entered into a Settlement Agreement with Plaintiffs and their counsel in settlement of the lawsuit. Without admitting any liability, wrongdoing or violation of any federal or state laws, the Company agreed to pay the amount of $68,000 to settle the lawsuit. The settlement amount includes payment to Plaintiffs for disputed claims for back wages, liquidated damages, interest, costs and attorney fees.

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

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, if decided adversely to or settled by the Company, individually or in the aggregate, the outcome may result in a liability material to the Company’s consolidated financial condition or results of operations. However, at this time, the Company believes that the ultimate resolution of these matters will not materially affect the consolidated financial position or results of operations of the Company.

8. Capitalization

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. During the three months ended March 31, 2010, the Company repurchased 14,045 shares at a cost of approximately $32,000. Cumulative repurchases under this authorization through March 31, 2010 were 372,927 shares at a cost of approximately $1,103,000 of which 335,850 shares were cancelled and reclassified as authorized and unissued shares on June 5, 2009. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended March 31,
	2010	2009
Income (loss) applicable to common stockholders	$364,633	$(960,087)

Weighted average shares outstanding – basic	7,136,846	7,351,835
Effect of dilutive securities	35,429	—

Weighted average shares outstanding – diluted	7,172,275	7,351,835

Net income (loss) per share basic and diluted	$0.05	$(0.13)

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three months ended March 31, 2010 and 2009, approximately 203,000 and 360,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

10. Subsequent Event

In connection with the Company’s expansion plans into new markets, the Company evaluated and identified three markets currently served through the Company’s sales and installation centers, which it intends to convert to outsourcing arrangements with independent contractors. The Company believes that these markets can be operated more economically through independent contractors because of the markets’ smaller size. In April 2010 the Company engaged independent contractors to service these markets.

The Company intends to sublease its sales and installation centers when it completes its transition, which is expected to occur in the second quarter of 2010. As a result of this transition, the Company will record a one-time charge of approximately $180,000 in the second quarter related to its remaining lease obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2010 included herein, and our audited financial statements for the years ended December 31, 2009, 2008 and 2007, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

In the first quarter 2009, under a pilot program with The Home Depot, we began to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. However, due to disappointing sales, in November 2009 we ceased offering the product in the Boston market and in March 2010 we ceased offering the product in the remaining markets and the pilot program ended.

During 2009 we rolled out a new range of home storage organization products for closets and garages in 25 markets in which we offer our kitchen refacing products.

In January 2010 we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas which we currently operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. In connection with the SCN expansion program, during the first quarter 2010 we expanded into six new markets encompassing approximately 90 The Home Depot stores. Within 18 to 21 months, we expect to expand into substantially all of the 400 The Home Depot stores identified for the SCN program.

In connection with our SCN program, we have also identified three markets that we currently serve through our sales and installation centers, which we intend to transition to SCN contractors. We have engaged SCN contractors for each of these three markets.

In January 2010 we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for The Home Depot customers or their designated installation contractor to purchase. The customer or their designated installation contractor will then complete the installation of the home improvement project. In-store kitchen refacing displays will provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. It is expected that the DIY program will be available in all The Home Depot stores by the end of the second quarter of 2010.

Excluding the DIY program, at March 31, 2010 our home improvement business served The Home Depot in 49 markets covering 29 states. Our kitchen refacing products were available in all 49 markets encompassing approximately 1,750 The Home Depot stores. Our bath products are currently offered in 17 markets which include approximately 567 stores.

Results of Operations

Results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	(In Thousands) Three Months ended March 31,
	2010		2009
	$	%	$	%
Revenues	33,127	100.0	26,170	100.0
Costs of remodeling contracts	14,695	44.4	11,690	44.7

Gross Profit	18,432	55.6	14,480	55.3

Costs and expenses:
Branch operations	1,962	5.9	2,096	8.0
Sales and marketing expense	13,070	39.5	11,181	42.7
General and administrative	2,753	8.3	2,760	10.6

Operating income (loss)	647	1.9	(1,557)	(6.0)
Interest expense	34	0.1	38	0.1
Other income (expense)	(7)	0.0	36	0.1

Income (loss) before income taxes	606	1.8	(1,559)	(6.0)
Income tax expense (benefit)	241	0.7	(599)	(2.3)

Net income (loss)	365	1.1	(960)	(3.7)

Management’s Summary of Results of Operations.

Revenues for the three months ended March 31, 2010 increased 26.6% to $33,127,000 as compared to $26,170,000 in the three months ended March 31, 2009. Revenues in connection with our DIY program were $100,000 in the quarter ended March 31, 2010.

Our operating costs declined as a percentage of revenues in the first quarter 2010 to 53.7% from 61.3% in the same quarter last year. The decline reflected increased leverage of our fixed operating and general and administrative expenses resulting from the higher revenues and sustained cost controls. In addition, improved sales performance and reduced cost in our in-store marketing program increased leverage of our sales and marketing costs in the quarter. Sales and marketing costs declined from 42.7% of revenues in the first quarter last year to 39.5% of revenues in the first quarter 2010.

Net income was $365,000, or $0.05 per share for the first quarter ended March 31, 2010 as compared with a net loss of $960,000 or $0.13 per share in the same quarter last year. As expected our start up costs in connection with our SCN market expansion and DIY programs outpaced revenues, negatively impacting our first quarter 2010 net income by approximately $92,000. Although we expect improvement in the second quarter in these initiatives we are continuing to incur start up costs to expand the programs and improve efficiencies.

Although the economic environment remained tenuous during the first quarter 2010, we believe that recent and continuous improvement in the economy, particularly improvement in the housing market, had a positive effect on consumer demand for our products. New orders in the first quarter 2010 increased 39.0% to $34,403,000 from $24,756,000 in the first quarter last year, and increased 5.1% sequentially from $32,730,000 in the fourth quarter 2009. The increase marked the third consecutive quarterly improvement in new orders.

In addition to the improving economy, we believe that our efforts to stimulate sales, including sales incentives and marketing promotions, improved in-store marketing dynamics, as well as increased sales efficiencies and contributions from our DIY and SCN market expansion programs have all contributed to the increase in new orders.

•

In January 2010 we and The Home Depot began deploying new kitchen refacing in-store marketing displays into all The Home Depot stores. The new refacing displays more prominently showcase a wider range of our available kitchen refacing product offerings. We believe that the combination of recent changes we have made to our in-store marketing program and new kitchen refacing product displays has had a positive effect on new orders in the first quarter 2010.

•

In the first quarter 2010 we extended certain sales incentives and marketing promotions which we initiated in the fourth quarter last year. Consumer response has been favorable. In the first quarter 2010 sales closing rates increased 16.6% as compared with the first quarter last year.

•

In the first quarter 2010 new orders from the DIY and SCN market expansion programs were approximately $250,000 and $420,000, respectively. In connection with our market expansion program, during the first quarter 2010 we engaged SCN contractors to service six new markets encompassing approximately 90 The Home Depot stores, including Charleston and Columbia, South Carolina, Wilkes-Barre, Pennsylvania, Madison, Wisconsin, New Orleans, Louisiana and Albuquerque, New Mexico.

In April 2010 we engaged SCN contractors to serve new markets in Indianapolis, Indiana, and certain stores in northern Missouri and Kansas City, Kansas, encompassing approximately 32 The Home Depot stores

•

In connection with our SCN market expansion program, we have also identified three markets that we currently operate through our sales and installation centers, which we intend to transition to SCN contractors. We believe that these markets will generate greater operating profits under the SCN program. We have engaged SCN contractors for each of these markets. Once the transition to the SCN contractor is completed, which we expect in the second quarter 2010, we intend to sublease our sales and installation centers in these three markets. As a result of this transaction, in accordance with generally accepted accounting principles, in the second quarter 2010 we will record a one time charge of approximately $180,000 which is equal to the present value of future rental payments, net of expected sublease receipts, for the remainder of the term of the leases applicable to these facilities.

Outlook: Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. We believe we are emerging from the severe economic decline of the past two years and that the weak economy and tightness in the consumer credit market over the last 18 months has created significant pent-up demand which should accelerate our recovery as the credit market and the overall economy improve. In the short term we expect we will continue to face challenges of a slow rate of growth in demand in certain markets while other regions of the country will recover at a faster rate. We believe the long-term outlook for the home improvement industry and our business is favorable.

Results of Operations – Detail Review

Revenues for the three months ended March 31, 2010 increased 26.6% to $33,127,000 as compared to $26,170,000 in the three months ended March 31, 2009. Revenues in connection with our DIY program were $100,000 in the quarter ended March 31, 2010.

Revenues and new orders for the three months ended March 31, 2010 and 2009, and backlog of uncompleted orders at March 31, 2010 and 2009 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2010	2009	2010	2009	2010	2009
Kitchen refacing and Countertops	$30,441	$24,069	$31,431	$22,458	$16,789	$10,634
Bathroom refacing	1,613	1,663	1,733	1,745	963	845
Decks	—	277	—	—	—	10
Organization systems	1,057	112	1,239	370	812	316
N-Hance	16	49	—	183	—	134

Total	$33,127	$26,170	$34,403	$24,756	$18,564	$11,939

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $8,973,000 or 40.0% to $31,431,000 in the first quarter of 2010 from $22,458,000 in the first quarter 2009. The increase in new orders reflected a 13.2% increase in the number of customer appointments, a 20.0% increase in sales conversion rates and 10.9% increase in the number of customers approved for financing. Of the $9.0 million increase, $420,000 resulted from our expansion under the SCN program and $250,000 from the DIY program.

Management believes that the continued sequential quarterly improvement in new orders, which started in the third quarter of 2009, reflects an improving economic environment. However, management remains cautious as to the rate and timing of continuing improvement in the economy.

Revenues from kitchen refacing and countertop products increased 26.5% to $30,441,000 in the first quarter 2009 from $24,069,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order. The increase in revenues reflects a higher backlog of orders at the beginning of the first quarter 2010 as compared to the beginning of the first quarter last year, combined with reduced cycle time and increased new orders during the first quarter period.

Bathroom refacing – New orders for bath products were $1,733,000 in the first quarter 2010 as compared to $1,745,000 in the same period last year. Revenues from bathroom refacing products were $1,613,000 and $1,663,000, respectively.

Decks – We discontinued offering deck products in 2008.

Organization Systems – New orders for organization systems products were $1,239,000 in the first quarter 2010 as compared to $370,000 in the first quarter 2009, and revenues were $1,057,000 and $112,000, respectively. Commencing in January 2009 we began to roll out the offering of home storage organization systems products in certain markets where we currently offer our kitchen refacing products. The increase in new orders and revenues reflects an increase in the number of markets in which we offered the product.

Gross profit in the three months ended March 31, 2010 was $18,432,000 or 55.6% of revenues as compared with $14,480,000, or 55.3% of revenues in the prior year. The increase in gross profit resulted principally from higher revenues.

Branch operating expenses were $1,962,000 or 5.9% of revenues in the first quarter 2010 as compared to $2,096,000 or 8.0% of revenues in the first quarter last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decline in branch operating expenses is principally due to cost reductions we implemented in 2009 and continuing cost control measures.

Marketing expenses were $7,977,000 or 24.1% of revenues in the three months ended March 31, 2010 as compared with $7,215,000 or 27.6% of revenues in the first quarter 2009. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to maintaining our marketing center and employee based in-store marketing program. Marketing expense as a percentage of revenues declined in the first quarter of 2010 as compared to the first quarter 2009 principally resulting from a lower effective cost associated with our in-store marketing initiatives.

In our in-store marketing program we utilize both an independent marketing firm and our employees to staff The Home Depot stores. The in-store marketing promoters network with The Home Depot’s store personnel and customers to generate consumer interest in our products, answer consumer’s questions and schedule in-home presentations. We generate approximately 50% of our revenues from our in-store marketing program. Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of two factors: (i) we incur costs to employ our staff, or we pay a commission fee to our third party in-store marketing provider, in addition to the fee we pay to The Home Depot on each sale, and (ii) our sales closing efficiencies are generally lower on customer leads sourced through our in-store marketing program than our other lead generation sources thereby increasing the effective cost of the program.

We commenced our employee based in-store program in selected markets in the fourth quarter of 2008. During the first and second quarters of 2009, we expanded our employee based program. The combination of start up costs and start up inefficiencies of the employee based program resulted in higher comparative costs of the in-store program in the first quarter 2009.

In the third and fourth quarters of 2009 we made adjustments to the mix and locations in which we utilized either our third party service provider or employees to staff the stores. In addition we implemented changes designed to increase program efficiencies, improve sales closing rates on leads sourced through our in-store program and reduce costs of the in-store marketing program. We believe these improvements yielded a more balanced and effective marketing program which reduced our marketing costs in the first quarter 2010 as compared to the first quarter last year.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $5,093,000, or 15.4% of revenues for the three months ended March 31, 2010 as compared to $3,966,000, or 15.2% of revenues in the prior year period. The increase in sales expenses as a percentage of revenue is largely due to higher sales compensation costs resulting from sales incentive programs. Sales expenses increased in dollar terms as a result of higher commissions and incentives on higher revenues ($823,000), higher payroll taxes ($116,000) and increased sales materials and supplies ($73,000).

General and administrative expenses were $2,753,000 or 8.3% of revenues in the first quarter 2010 as compared to $2,760,000 or 10.6% of revenues last year.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At March 31, 2010, we had approximately $5,913,000 in cash and cash equivalents and $799,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $11,299,000 at March 31, 2010 as compared to $11,745,000 at December 31, 2009.

Cash utilized in operations was $240,000 in the three months ended March 31, 2010 as compared to $385,000 in the first quarter last year. We utilized $92,000 for capital expenditures in the first quarter 2010, principally consisting of machinery, equipment, computer hardware and software.

On March 13, 2008, the Board of Directors authorized a repurchase program for up to $2.0 million of the Company’s outstanding stock. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. We utilized approximately $32,000 to purchase 14,045 shares of stock in the first quarter 2010. We utilized approximately $52,000 to repurchase stock in the first quarter last year.

The principal balance of long term debt and lines of credit consisted of the following at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Frost Term loan	$1,026,666	$1,053,333
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,388,094	1,420,735
Other	—	40,706

Total Debt	2,414,760	2,514,774
Less Current Portion	1,163,290	222,553

Long-Term Portion	$1,251,470	$2,292,221

Our term loan is related to our manufacturing facility in Charles City, Virginia. The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.29% at March 31, 2010 and 2.25% at December 31, 2009) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The term loan has been classified as a current liability in our Consolidated Balance Sheet at March 31, 2010. We intend to refinance the remaining balance of the term loan prior to its maturity.

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At March 31, 2010 we had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $2,000,000. Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate of the lender plus one half of one percent. The Borrowing Base Line of Credit matures on September 2, 2010, at which time any outstanding principal and accrued interest is due and payable. We intend to renew this line of credit prior to its maturity.

The Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The credit facility covenants require us to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1 and a quick ratio of more than 1 to 1 excluding current maturities of the Term Loan. As of March 31, 2010, our tangible net worth was $15,033,000, the debt to adjusted tangible net worth was 0.85 and the quick ratio was 1.24. We are in compliance with all restrictive covenants at March 31, 2010.

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

We operate principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. In connection with our SCN market expansion program, we have identified three markets which we currently serve through our leased sales and installation centers which we intend to transition to SCN contractors. As of April 26, 2010 we have engaged SCN contractors for these markets. We intend to sublease our sales and installation centers in these three markets when we have completed the transition to the SCN contractor, which we expect will be completed in the second quarter 2010. In accordance with generally accepted accounting principles, in the second quarter 2010 we will record a one time charge of $180,000 which is equal to the present value of future rental payments, net of expected sublease receipts, for the remainder of the term of the applicable leases for these facilities.

On January 20, 2010, we entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against us in the United States District Court for the Northern District of California. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. Without admitting any liability or wrongdoing of any kind, we have agreed to the payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. In December 2009 we recorded the liability for the settlement. In March 2010, in accordance with the Settlement and Release Agreement, we paid a deposit of $500,000 to the class administrator for settlement. Barring any unusual developments, we expect the settlement and approval process to be completed within a two to four month period.

We are subject to other legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, if decided adversely to us or settled by us, individually or in the aggregate, the outcome may result in a liability material to our consolidated financial condition or results of operations. However, at this time, we believe that the ultimate resolution of these matters will not materially affect the consolidated financial position or results of operations of the Company.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 which includes a summary of the significant accounting policies and methods used by us in the preparation of our financial statements. Except as noted below, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In June 2009 the FASB issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about the Company’s involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company adopted this accounting policy on January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

In January 2010 the FASB issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area. The new standard requires additional disclosures related to: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Also, the new standard clarifies the requirements of previously issued accounting guidance in this area related to: (i) a reporting entity’s need to use judgment in determining the appropriate classes of assets and liabilities and (ii) a reporting entity’s disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company adopted this new standard effective January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, we are not involved in VIE or off-balance sheet transactions.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010, the Company entered into a Settlement and Release Agreement (Settlement Agreement) on January 22, 2010 with Plaintiff and his counsel on behalf of himself and each of the other class members in settlement of the Lawsuit. Without admitting any liability or wrongdoing of any kind, the Company has agreed to pay the amount of $1.8 million plus applicable payroll taxes to settle the Lawsuit. In order to facilitate the settlement, the Company, solely for the purposes of the settlement, has consented to the conditional certification of the class, which is defined as individuals who are currently or were formerly employed by the Company as non-exempt installers, including trainees and apprentices for that position, in California at any time between February 17, 2005 and February 26, 2010, the preliminary Court approval date (class period). Barring any unusual developments, the Company expects the settlement and court approval process to be completed by the end of the third quarter of 2010. Pursuant to the Settlement Agreement, the Company in March 2010 delivered to the claims administrator $500,000 which was deposited in a qualified settlement fund account. Upon final approval of the settlement by the Court the Company will deposit the remaining $1.3 million in the qualified settlement fund account. The Company recorded a liability of approximately $1.8 million for the settlement in the fourth quarter of 2009 which was included in “accrued legal settlement” in our Consolidated Balance Sheets at December 31, 2009 included in our Annual Report on Form 10-K.

In February 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law (Lawsuit). The Plaintiffs are individuals employed or formerly employed by the Company who work or worked in the Company’s Pennsauken, New Jersey branch office as non-exempt kitchen cabinet installers. The Plaintiffs assert claims on their behalf and as a collective action on behalf of all individuals who were employed or formerly employed by the Company as installers in the United States, with the exception of California, since February 24, 2006 and as a class action, as yet uncertified, on behalf of all individuals who were employed by the Company as an installer in the State of New Jersey since February 24, 2007. Relief sought in the complaint includes injunctive and equitable relief, overtime wages, liquidated damages and penalties and attorneys fees.

In March 2010 the Company entered into a Settlement Agreement with Plaintiffs and their counsel in settlement of the Lawsuit. Without admitting any liability, wrongdoing or violation of any federal or state laws, the Company agreed to pay the amount of $68,000 to settle the Lawsuit. The settlement amount includes payment to Plaintiffs for disputed claims for back wages, liquidated damages, interest, cost and attorney fees.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2009 as filed with the SEC. There have not been any substantive changes to the Risk Factors described in our 2009 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter, we repurchased 14,045 shares of our common stock at a cost of approximately $31,947. The number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2010 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)

January 1, 2010 – January 31, 2010	2,269	$2.24	361,151	$924,227

February 1, 2010 – February 28, 2010	11,776	$2.28	372,927	$897,371

March 1, 2010 – March 31, 2010	—	$—	372,927	$897,371

(1)

The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through March 31, 2010 were 372,927 shares at a cost of approximately $1,103,000.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 7, 2010 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1 (a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2 (b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3 (c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4 (d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5 (d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1 (b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2 (b)	Bylaws of U.S. Home Systems, Inc.

3.3 (bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1 (b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1 (d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2 (d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3 (d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4 (d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5 (d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11 (f)	Amended and Restated 2000 Stock Compensation Plan

+10.12 (g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13 (h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14 (i)	Non-Employee Director Compensation Plan

+10.15 (i)	Form of Restricted Stock Agreement for Non-Employee Directors

Exhibit Number	Description of Exhibit
+10.16 (i)	Form of Restricted Stock Agreement for Employees

10.17 (j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22 (j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23 (j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24 (j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25 (j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26 (j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27 (j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28 (j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29 (k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30 (l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33 (m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34 (m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit
10.36 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40 (m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41 (n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42 (n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43 (o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44 (p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49 (r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50 (s)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51 (s)	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

10.52 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54 (s)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55 (s)	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

Exhibit Number	Description of Exhibit
10.56 (t)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.57 (u)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.58 (v)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.58(w)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.59(x)	Revolving Promissory Note dated December 30, 2009, in the principal amount of $2,000,000 payable to Frost Bank.

10.60(x)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

10.61(x)	Arbitration and Notice of Final Agreement dated December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

21.1 (y)	Subsidiaries of the Company

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(u)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(v)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(w)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(y)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.