Form 10-Q
period 2010-06-30
US HOME SYSTEMS INC
filed 2010-08-10
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐             No  ☒

As of August 5, 2010 there were 7,137,660 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,702,506	$6,336,889
Marketable securities	801,835	797,410
Accounts receivable-trade, net of allowance for doubtful accounts of $45,796 and $53,704, respectively	8,104,145	4,242,435
Accounts receivable-other	319,952	451,090
Income tax receivable	1,502,919	1,415,582
Commission advances	1,215,473	1,150,154
Inventories	3,588,770	3,650,545
Prepaid advertising and marketing	1,708,601	1,103,689
Prepaid expenses	1,079,308	767,278
Deferred income taxes	1,601,030	1,605,813

Total current assets	24,624,539	21,520,885

Property, plant, and equipment, net	2,381,677	2,485,542
Assets held for sale	2,514,643	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	513,813	623,365

Total assets	$33,624,542	$30,734,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,363,223	$3,936,798
Accrued wages, commissions, bonuses and vacation	1,910,135	1,588,833
Accrued legal settlement	1,328,790	1,897,822
Federal and state taxes payable	2,322,125	1,381,635
Long-term debt, current portion	1,152,448	222,553
Other accrued liabilities	793,030	748,596

Total current liabilities	12,869,751	9,776,237
Deferred income taxes	310,491	310,491
Long-term debt, net of current portion	1,215,743	2,292,221
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,172,860 and 7,155,058 shares issued; 7,135,783 and 7,132,026 shares outstanding at June 30, 2010 and December 31, 2009, respectively	7,173	7,155
Additional capital	14,136,142	14,059,625
Retained earnings	5,166,368	4,337,755
Treasury stock, at cost, 37,077 and 23,032 shares at June 30, 2010 and December 31, 2009, respectively	(81,126)	(49,179)

Total stockholders’ equity	19,228,557	18,355,356

Total liabilities and stockholders’ equity	$33,624,542	$30,734,305

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2010	2009
Revenues from remodeling contracts	$35,187,404	$25,503,065
Cost of remodeling contracts	16,208,249	11,195,645

Gross profit	18,979,155	14,307,420

Costs and expenses:
Branch operations	2,076,123	1,934,999
Sales and marketing expense	13,414,030	10,378,375
General and administrative	2,681,131	2,452,767
Legal settlement	—	1,500,000

Income (loss) from operations	807,871	(1,958,721)

Interest expense	30,849	36,014
Other income	9,902	30,019

Income (loss) before income taxes	786,924	(1,964,716)
Income tax expense (benefit)	322,944	(754,106)

Net income (loss)	$463,980	$(1,210,610)

Net income (loss) per common share:
Basic	$0.07	$(0.17)

Diluted	$0.06	$(0.17)

Weighted average common shares outstanding:
Basic	7,135,613	7,162,477

Diluted	7,214,002	7,162,477

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months ended June 30,
	2010	2009
Revenues from remodeling contracts	$68,314,902	$51,673,486
Cost of remodeling contracts	30,903,185	22,885,912

Gross profit	37,411,717	28,787,574

Costs and expenses:
Branch operations	4,037,866	4,030,863
Sales and marketing expense	26,484,154	21,559,472
General and administrative	5,434,439	5,212,589
Legal settlement	—	1,500,000

Income (loss) from operations	1,455,258	(3,515,350)

Interest expense	64,970	74,366
Other income	2,339	65,859

Income (loss) before income taxes	1,392,627	(3,523,857)
Income tax expense (benefit)	564,014	(1,353,160)

Net income (loss)	$828,613	$(2,170,697)

Net income (loss) per common share – basic and diluted	$0.12	$(0.30)

Weighted average common shares outstanding:
Basic	7,136,226	7,297,224

Diluted	7,194,285	7,297,224

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2010

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	7,155,058	$7,155	23,032	$(49,179)	$14,059,625	$4,337,755	$18,355,356
Stock compensation	—	—	—	—	38,153	—	38,153
Releases of restricted stock awards	13,938	14	—	—	(14)	—	—
Purchase of treasury stock	—	—	14,045	(31,947)	—	—	(31,947)
Net income	—	—	—	—	—	364,633	364,633

Balance at March 31, 2010	7,168,996	$7,169	37,077	$(81,126)	$14,097,764	$4,702,388	$18,726,195
Stock compensation	—	—	—	—	38,382	—	38,382
Releases of restricted stock awards	3,864	4	—	—	(4)	—	—
Net income	—	—	—	—	—	463,980	463,980

Balance at June 30, 2010	7,172,860	$7,173	37,077	$(81,126)	$14,136,142	$5,166,368	$19,228,557

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$828,613	$(2,170,697)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	462,534	514,291
Stock compensation	76,535	84,857
Tax expense applicable to release of stock awards	—	46,209
Net provision for bad debt	21,761	(31,400)
Loss on disposal of assets	19,083	21,944
Unrealized gain on marketable securities	(797)	(14,410)
Changes in operating assets and liabilities:
Accounts and other receivables	(3,752,333)	(968,892)
Inventories	61,775	238,900
Commission advances and prepaid expenses	(982,261)	270,356
Accounts payable	1,426,425	(281,439)
Accrued legal settlement	(569,032)	1,500,000
Accrued wages, commissions, bonuses and vacation	321,302	17,300
Income taxes	857,937	(1,264,483)
Other assets and liabilities, net	50,896	(533,241)

Net cash used in operating activities	(1,177,562)	(2,570,705)

Cash flows from investing activities
Purchases of property, plant and equipment	(313,789)	(159,134)
Purchase of marketable securities	(3,628)	(23,891)
Other	(1,580)	1,209

Net cash used in investing activities	(318,997)	(181,816)

Cash flows from financing activities
Principal payments on lines of credit and debt	(105,877)	(104,232)
Tax expense applicable to release of stock awards	—	(46,209)
Purchase of treasury stock	(31,947)	(529,482)

Net cash used in financing activities	(137,824)	(679,923)

Net decrease in cash and cash equivalents	(1,634,383)	(3,432,444)
Cash and cash equivalents at beginning of period	6,336,889	9,825,528

Cash and cash equivalents at end of period	$4,702,506	$6,393,084

Supplemental disclosure of cash flow information
Interest paid	$64,970	$74,366

Cash payments of income taxes	$88,027	$49,213

Supplemental disclosure of non-cash investing and financing activities
Termination of franchise agreement and notes payable	$40,706	$—

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Investments

At June 30, 2010, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities recorded at fair value based on significant other observable inputs are considered Level 2 securities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three and six months ended June 30, 2010, the Company recognized $2,040 and $4,328, respectively, in interest earnings and an unrealized holding gain of $399 and $797, respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three and six months ended June 30, 2010, the Company’s share of income from affiliated entities was approximately $3,000 and $2,000, respectively and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $191,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at June 30, 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable approximate fair value due to their short term nature. Based on the prevailing interest rates at June 30, 2010, management believes that the carrying value of long-term debt approximates fair value.

Goodwill

The amount of goodwill at June 30, 2010 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company performed an impairment test as of December 31, 2009. During the six months ended June 30, 2010, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2009 analysis.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Warranties

In addition to the manufacturers’ warranties for defective materials, the Company provides each customer a limited warranty covering defective materials and workmanship. The estimated costs related to warranties are accrued at the time products are sold based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims and the cost to replace or repair its products under warranty. Warranty expenses are included in the cost of remodeling contracts. The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$131,934	$196,165
Provision for warranty expenses	98,678	70,541
Warranty costs incurred	(98,678)	(134,772)

Balance at end of period	$131,934	$131,934

Other Intangible Assets

The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the six months ended June 30, 2010, the Company did not incur any costs to renew or extend its franchise agreement which is classified as an intangible asset and included in “Other assets” in the Company’s Consolidated Balance Sheets as of June 30, 2010.

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

The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (SPA), which terminates on February 28, 2011. At June 30, 2010, the Company’s

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Products (Continued)

home improvement business served The Home Depot customers in 51 markets covering approximately 1,780 stores in 31 states. The Company’s kitchen products are available in all 51 markets and bath products are available in 17 markets.

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

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Home Improvement Product Lines:
Kitchen refacing and countertops	$32,082	$22,847	$62,523	$46,916
Bathroom refacing	1,887	1,977	3,501	3,640
Decks	—	(26)	—	251
Organizers	1,218	538	2,275	650
N-Hance	—	167	16	216

Total Home Improvement revenues	$35,187	$25,503	$68,315	$51,673

All of the Company’s home improvement revenues are from The Home Depot and are subject to seasonal trends. The generation of new orders for the Company’s products typically declines in the last six weeks of the year during the holiday season, which negatively impacts first quarter revenues and net income. Extreme weather conditions in the markets the Company serves occasionally impact revenues and net income.

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

The Company measures cash equivalents at fair value using quoted market prices and marketable securities at fair value using other inputs that are directly observable in the marketplace.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Fair Value (Continued)

Assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are as follows:

	Fair value measurement at reporting date using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,616,429	$2,616,429	—	—

Marketable securities:
Municipal Bond funds	$801,835	—	$801,835	—

Total assets	$3,418,264	$2,616,429	$801,835	—

	Fair value measurement at reporting date using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,916,130	$2,916,130	—	—

Marketable securities:
Municipal Bond funds	$797,410	—	$797,410	—

Total assets	$3,713,540	$2,916,130	$797,410	—

5. Inventories

Inventories, net of applicable reserves, consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$2,017,720	$2,106,966
Work-in-progress	1,571,050	1,543,579

Total	$3,588,770	$3,650,545

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2010	December 31, 2009
Frost term loan	$1,013,333	$1,053,333
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,354,858	1,420,735
Other	—	40,706

Total debt	2,368,191	2,514,774
Less current portion	1,152,448	222,553

Long-term portion	$1,215,743	$2,292,221

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

Term Loan – The Term Loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.54% at June 30, 2010 and 2.25% at December 31, 2009) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. At June 30, 2010, the Company had outstanding borrowings of approximately $1,013,000 under the term loan.

Borrowing Base Line of Credit—The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based on an asset formula using accounts receivable and inventory. At June 30, 2010, the Company had no balance outstanding under the Borrowing Base Line of Credit and a borrowing capacity of $2,000,000.

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate of the lender plus one half of one percent. The Borrowing Base Line of Credit matures on September 2, 2010, at which time any outstanding principal and accrued interest is due and payable.

The Company’s Frost credit facilities contain covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) require the Company to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit the Company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The Company’s credit facility covenants require the Company to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1 and a quick ratio of more than 1 to 1 excluding current maturities of the Term Loan. The Company is in compliance with all restrictive covenants at June 30, 2010.

The Company plans to renew its Borrowing Base Line of Credit and refinance its Term Loan prior to their maturity.

Mortgage Payable

The Company has a mortgage with GE Capital Business Asset Funding on its Woodbridge, Virginia facility. The mortgage is secured by the property. Among other provisions, (i) interest on the mortgage is 7.25%, (ii) the mortgage is subject to a prepayment premium, and (iii) the mortgage is guaranteed by the Company. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018.

In connection with the Company’s decision to cease offering deck products, the Company is actively marketing its Woodbridge facility. In accordance with generally accepted accounting principles, the Company has classified the facility as Assets Held For Sale on the Company’s Consolidated Balance Sheets. Management believes the Woodbridge facility is not impaired as its fair value exceeds its carrying value. Upon sale, the mortgage will be retired with proceeds from the sale.

7. Commitments and Contingencies

Other Taxes

The Company is subject to audits in various jurisdictions from time to time for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however, the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at June 30, 2010. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Commitments and Contingencies (Continued)

Litigation

On January 20, 2010, the Company entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against the Company in the United States District Court for the Northern District of California. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. The Company agreed to a payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. Barring any unusual developments, the Company expects the settlement and approval process to be completed during the third quarter of 2010. In 2009, the Company initially recorded a liability of approximately $1,830,000 for this settlement of which $500,000 was paid in March 2010. The unpaid balance of the liability is included in “Accrued legal settlement” in the Company’s Consolidated Balance Sheets as of June 30, 2010.

In November 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey. This action was filed by an employee of the Company (Plaintiff). The lawsuit alleged certain violations of Fair Labor Standards Act and the New Jersey Wage and Hour Law. In June 2010 the Company settled the matter with Plaintiff for an immaterial amount and the lawsuit was dismissed.

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

8. Capitalization

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. During the three months ended June 30, 2010, the Company did not repurchase any shares under the stock repurchase program. Cumulative repurchases under this authorization through June 30, 2010 were 372,927 shares at a cost of approximately $1,103,000 of which 335,850 shares were cancelled and reclassified as authorized and unissued shares on June 5, 2009. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income (loss) applicable to common stockholders	$463,980	$(1,210,610)	$828,613	$(2,170,697)

Weighted average shares outstanding – basic	7,135,613	7,162,477	7,136,226	7,297,224
Effect of dilutive securities	78,389	—	58,059	—

Weighted average shares outstanding – diluted	7,214,002	7,162,477	7,194,285	7,297,224

Net income (loss) per share:
Basic	$0.07	$(0.17)	$0.12	$(0.30)

Diluted	$0.06	$(0.17)	$0.12	$(0.30)

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2010, approximately 86,000 and 135,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2009, approximately 142,000 and 155,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2010 included herein, and our audited financial statements for the years ended December 31, 2009, 2008 and 2007, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

In the second quarter 2009, under a pilot program with The Home Depot, we began to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. However, due to disappointing sales, in November 2009 we ceased offering the product in the Boston market and in March 2010 we ceased offering the product in the remaining markets and the pilot program ended.

During 2009 we rolled out a new range of home storage organization products for closets and garages in 25 markets in which we offer our kitchen refacing products.

In January 2010 we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas which we currently operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. As of June 30, 2010 we have initiated service in 10 new markets encompassing approximately 140 The Home Depot stores. Within 18 months, we expect to expand into substantially all of the 400 The Home Depot stores identified for the SCN program.

In January 2010 we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for purchase by The Home Depot customers or their designated installation contractor. The customer or their designated installation contractor will then complete the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. It is expected that the DIY program will be available in all The Home Depot stores by the end of the fourth quarter of 2010.

Excluding the DIY program, at June 30, 2010 our home improvement business served The Home Depot in 51 markets covering 31 states. Our kitchen refacing products were available in all 51 markets encompassing approximately 1,782 The Home Depot stores. Our bath products are currently offered in 17 markets which include approximately 567 stores.

Results of Operations

Results of operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	(In Thousands) Three Months ended June 30,
	2010		2009
	$	%	$	%
Revenues	35,187	100.0	25,503	100.0
Costs of remodeling contracts	16,208	46.1	11,196	43.9

Gross Profit	18,979	53.9	14,307	56.1

Costs and expenses:
Branch operations	2,076	5.9	1,935	7.6
Sales and marketing expense	13,414	38.1	10,378	40.7
General and administrative	2,681	7.6	2,453	9.6
Litigation Settlement	—	—	1,500	5.9

Operating income (loss)	808	2.3	(1,959)	(7.7)
Interest expense	31	0.1	36	0.1
Other income	10	0.0	30	0.1

Income (loss) before income taxes	787	2,2	(1,965)	(7.7)
Income tax expense (benefit)	323	0.9	(754)	(3.0)

Net income (loss)	464	1.3	(1,211)	(4.7)

Management’s Summary of Results of Operations.

Revenues for the three months ended June 30, 2010 increased 38.0% to $35,187,000 as compared to $25,503,000 in the three months ended June 30, 2009. Net income was $464,000, or $0.06 per diluted share for the second quarter ended June 30, 2010 as compared with a net loss of $1,211,000 or $0.17 per share in the same quarter last year. Net loss in the second quarter last year included a pre-tax charge of $1,500,000 related to a litigation settlement. Excluding the one time charge, net loss for second quarter 2009 was $286,000, or $0.04 per share.

In the second quarter 2010, our operating costs declined as a percentage of revenues to 51.6% from 57.9% in the second quarter last year. The decline reflected increased leverage of our fixed operating and general and administrative expenses resulting from the higher revenues and sustained cost controls. In addition, we reduced the effective cost of our in-store marketing program which increased leverage of our sales and marketing costs in the quarter. Sales and marketing costs declined from 40.7% of revenues in the second quarter last year to 38.1% of revenues in the second quarter 2010.

Although the economic environment remained challenging during the second quarter 2010, we continued to experience increased demand. New orders in the second quarter 2010 increased 41.0% to $37,415,000 from $26,540,000 in the second quarter last year, and increased 8.8% sequentially from $34,403,000 in the first quarter 2010. The increase marked the fourth consecutive quarterly improvement in new orders.

We attribute much of the increase in new orders in the second quarter to The Home Depot’s inclusion of the cabinet refacing category in their new national marketing strategy, which highlights “A Solution for Every Kitchen and Budget – Replace, Reface, Renew.” In support of this strategy, in January 2010 we and The Home Depot began deploying new kitchen refacing in-store marketing displays into all The Home Depot stores. The new refacing displays better demonstrate the benefits of the cabinet refacing category and our product offerings. In addition, we believe that our efforts to stimulate sales, including sales incentives and marketing promotions, improved in-store marketing dynamics, as well as contributions from our DIY and SCN market expansion programs have all contributed to the increase in new orders.

Despite the increase in new orders, we continue to be challenged by the credit decline rate for our customers. Approximately 85% of our customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. Customers must qualify under these programs to receive financing. In the second quarter 2010, the credit decline rate increased 320 basis points to 19.6% as compared with

16.4% in the second quarter last year and increased 196 basis points from 18% in the first quarter 2010. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

In connection with our SCN market expansion program, in the second quarter 2010, we transitioned three markets to SCN contractors that we previously served through our sales and installation centers. We believe that these markets will generate greater operating profits under the SCN program. We intend to sublease our sales and installation centers in these three markets. As a result of this transaction, in accordance with generally accepted accounting principles, in the second quarter 2010 we recorded a one time charge of approximately $180,000 which is equal to the present value of future rental payments, net of expected sublease receipts, for the remainder of the term of the leases applicable to these facilities. This charge is included in our Branch Operations expense in the above table.

Outlook: Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. We believe we are emerging from the severe economic decline of the past two years and that the weak economy has created significant pent-up demand which should accelerate our recovery as the credit market and the overall economy improve. In the short term we expect we will continue to be challenged by consumer credit approvals. We believe the long-term outlook for the home improvement industry and our business is favorable.

Results of Operations – Detail Review

Revenues and new orders for the three months ended June 30, 2010 and 2009, and backlog of uncompleted orders at June 30, 2010 and 2009 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2010	2009	2010	2009	2010	2009
Kitchen refacing and countertops	$32,082	$22,847	$34,775	$23,437	$19,482	$11,224
Bathroom refacing	1,887	1,977	1,771	2,074	848	942
Decks	—	(26)	—	—	—	—
Organization systems	1,218	538	869	860	463	638
N-Hance	—	167	—	169	—	136

Total	$35,187	$25,503	$37,415	$26,540	$20,793	$12,940

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $11,338,000 or 48.4% to $34,775,000 in the second quarter of 2010 from $23,437,000 in the second quarter of 2009. New orders increased principally due to an increase in the number of customer appointments which we attribute to The Home Depot new national kitchen marketing strategy combined with marketing and sales promotions.

Revenues from kitchen refacing and countertop products increased 40.4% to $32,082,000 in the second quarter 2010 from $22,847,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order. The increase in revenues reflects a higher backlog of orders at the beginning of the second quarter 2010 as compared to the beginning of the second quarter last year, combined with reduced cycle time and increased new orders during the second quarter period.

Bathroom refacing – New orders for bath products were $1,771,000 in the second quarter 2010 as compared to $2,074,000 in the same period last year. Although customer appointments increased 14.0% in the second quarter 2010 as compared to the same quarter last year, both sales conversion rates and the number of customers approved for financing declined, resulting in the decline in new orders.

Revenues from bathroom refacing products were $1,887,000 in the second quarter 2010 as compared to $1,977,000 in the second quarter last year.

Decks – We discontinued offering deck products in 2008.

Organization Systems – New orders for organization systems products were $869,000 in the second quarter 2010 as compared to $860,000 in the second quarter 2009, and revenues were $1,218,000 and $538,000, respectively. Commencing in January 2009 we began to roll out the offering of home storage organization systems products in certain markets where we currently offer our kitchen refacing products. The increase in revenues reflects a higher backlog of orders at the beginning of the second quarter 2010 as compared to the beginning of the second quarter last year.

Gross profit in the three months ended June 30, 2010 was $18,979,000 or 53.9% of revenues as compared with $14,307,000, or 56.1% of revenues in the prior year. Gross profit in dollar terms increased principally due to higher revenues. However, the decline in gross profit as a percentage of revenue reflects a 252 basis point decline due to sales pricing promotions and 148 basis points decline due to sales mix, offset by a 180 basis point improvement due to cost controls.

Branch operating expenses were $2,076,000 or 5.9% of revenues in the second quarter 2010 as compared to $1,935,000 or 7.6% of revenues in the second quarter last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies.

During the second quarter 2010, in connection with our SCN expansion plan into new markets, we converted three markets which we served through our own sales and installation centers, to outsourcing arrangements with independent contractors. We believe that these markets can be operated more economically through independent contractors because of the markets’ smaller size. Although we intend to sublease these sales and installation centers, as a result of this transition, we recorded a one-time charge of approximately $180,000 in branch operating expenses related to our remaining lease obligations in these facilities.

Marketing expenses were $8,266,000 or 23.5% of revenues in the three months ended June 30, 2010 as compared with $6,416,000 or 25.2% of revenues in the second quarter 2009. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to maintaining our marketing center and employee based in-store marketing program. Marketing expense as a percentage of revenues declined in the second quarter of 2010 as compared to the second quarter 2009 principally resulting from a lower effective cost associated with our in-store marketing initiatives.

We generate a significant amount of our revenues from our in-store marketing program. In our in-store marketing program, we previously utilized both an independent marketing firm and our employees to staff The Home Depot stores. The in-store marketing promoters network with The Home Depot’s store personnel and customers to generate consumer interest in our products, answer consumer’s questions and schedule in-home presentations. Our marketing cost to acquire a customer through our in-store marketing program is higher than our other marketing sources.

During the past 12 months we made several adjustments to our in-store marketing program including adjustments to the mix and locations in which we utilized either our third party service provider or employees to staff the stores. In addition we implemented changes to support The Home Depots new kitchen marketing strategy including the installation of new kitchen displays in stores, as well as changes designed to increase program efficiencies, improve sales closing rates on leads sourced through our in-store program and reduce costs of the in-store marketing program. In April 2010 we ceased utilizing our employee in-store promoters and refocused our in-store marketing managers to in-store marketing development, including working with our third party provider and The Home Depot’s store personnel. We believe these improvements yielded a more balanced and effective marketing program.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $5,148,000, or 14.6% of revenues for the three months ended June 30, 2010 as compared to $3,962,000, or 15.5% of revenues in the prior year period. The decrease in sales expense as a percentage of revenue is due to leverage of fixed selling expenses on higher revenues. Sales expenses increased in dollar terms principally as a result of higher commissions and incentives on higher revenues ($913,000), higher payroll taxes ($73,000) and increased sales materials and supplies ($89,000).

General and administrative expenses were $2,681,000 or 7.6% of revenues in the second quarter 2010 as compared to $2,453,000 or 9.6% of revenues last year. The decrease in general and administrative expense as a percentage of revenue is primarily due to leverage of these expenses on higher revenues. General and administrative expenses increased in dollar terms principally as a result of administrative costs associated with our DIY and SCN programs.

In the second quarter of 2009 we recorded a $1,500,000 liability for the settlement of a class action lawsuit pending against us in the United States District Court for the Central District of California-Western Division.

Results of operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	(In Thousands) Six Months ended June 30,
	2010		2009
	$	%	$	%
Revenues	68,315	100.0	51,673	100.0
Costs of remodeling contracts	30,903	45.2	22,885	44.3

Gross profit	37,412	54.8	28,788	55.7

Costs and expenses:
Branch operations	4,038	5.9	4,031	7.8
Sales and marketing expense	26,484	38.8	21,559	41.7
General and administrative	5,434	8.0	5,213	10.1
Litigation settlement	—	—	1,500	2.9

Operating income (loss)	1,456	2.1	(3,515)	(6.8)
Interest expense	65	0.1	75	0.1
Other income	2	0.0	66	0.1

Income (loss) before income taxes	1,393	2.0	(3,524)	(6.8)
Income tax expense (benefit)	564	0.8	(1,353)	(2.6)

Net income (loss)	829	1.2	(2,171)	(4.2)

Management’s Summary of Results of Operations.

Revenues for the six months ended June 30, 2010 increased 32.2% to $68,315,000 as compared to $51,673,000 in the six months ended June 30, 2009. The increase in revenues reflected an increase in demand principally in our kitchen refacing and countertop product line. New orders in the six months ended June 30, 2010 increased 40.2% to $71,818,000 from $51,224,000 in the same period last year. We continue to be challenged by credit decline rates for our customers which have adversely affected the volume of new orders. In the second quarter 2010 the credit decline rate increased 320 basis points to 19.6% as compared to 16.4% in the same quarter last year, and increased 196 basis points from 18.0% in the first quarter 2010.

Net income was $829,000, or $0.12 per share for the six months ended June 30, 2010 as compared with a net loss of $2,171,000 or $0.30 per share in the same period last year. Net loss in the six months ended June 30, 2009 included a pre-tax charge of $1,500,000 related to a litigation settlement. Excluding the one time charge, net loss for the six months ended June 30, 2009 was $1,247,000, or $0.17 per share.

Our operating costs declined as a percentage of revenues in the six months ended June 30, 2010 to 52.7% from 59.6% in the same period last year. The decline reflected increased leverage of our fixed operating and general and administrative expenses resulting from the higher revenues and sustained cost controls. In addition, reduced effective cost in our in-store marketing program increased leverage of our sales and marketing costs in the current year period. Sales and marketing costs declined from 41.7% of revenues in the six months ended June 30, 2009 to 38.8% of revenues in the six months ended June 30, 2010.

Results of Operations – Detail Review

Revenues for the six months ended June 30, 2010 increased 32.2% to $68,315,000 as compared to $51,673,000 in the six months ended June 30, 2009. Revenues and new orders for the six months ended June 30, 2010 and 2009, and backlog of uncompleted orders at June 30, 2010 and 2009 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2010	2009	2010	2009	2010	2009
Kitchen refacing and Countertops	$62,523	$46,916	$66,206	$45,895	$19,482	$11,224
Bathroom refacing	3,501	3,640	3,504	3,819	848	942
Decks	—	251	—	(72)	—	—
Organization systems	2,275	650	2,108	1,230	463	638
N-Hance	16	216	—	352	—	136

Total	$68,315	$51,673	$71,818	$51,224	$20,793	$12,940

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $20,311,000 or 44.3% to $66,206,000 in the six months ended June 30, 2010 from $45,895,000 in the same period last year. Of the $20.3 million increase, $2,612,000 resulted from our expansion under the SCN and DIY programs. Excluding the SCN and DIY programs, the increase in new orders was due to an increase in the number of customer appointments.

Revenues from kitchen refacing and countertop products increased 33.3% to $62,523,000 in the six months ended June 30, 2010 from $46,916,000 in the same period last year. The increase in revenues resulted from an increase in new orders and reduced cycle time to complete installations.

Bathroom refacing – New orders for bath products were $3,504,000 in the six months ended June 30, 2010 as compared to $3,819,000 in the same period last year. Revenues from bathroom refacing products were $3,501,000 and $3,640,000, respectively.

Decks – We discontinued offering deck products in 2008. During the second quarter last year we had customer cancellations of $72,000 which are reflected as negative orders in the table above.

Organization Systems – New orders for organization systems products were $2,108,000 in the six months ended June 30, 2010 as compared to $1,230,000 in the six months ended June 30, 2009, and revenues were $2,275,000 and $650,000, respectively. In January 2009 we began to roll out the offering of home storage organization systems products in certain markets where we currently offer our kitchen refacing products. The increase in new orders and revenues reflects an increase in the number of markets in which we offered these products.

Gross profit in the six months ended June 30, 2010 was $37,412,000 or 54.8% of revenues as compared with $28,788,000, or 55.7% of revenues in the prior year period. Gross profit in dollar terms increased principally due to higher revenues. However, the decline in gross profit as a percentage of revenue reflects a 194 basis point decline due to sales pricing promotions and 85 basis points decline due to sales mix, offset by a 185 basis point improvement due to cost controls.

Branch operating expenses were $4,038,000 or 5.9% of revenues in the six months ended June 30, 2010 as compared to $4,031,000 or 7.8% of revenues in the six months ended June 30, 2009. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. In the second quarter 2010, we recorded a one time charge of $180,000 related to our remaining lease obligations on certain branch offices in markets which we converted to SCN contractors.

Marketing expenses were $16,243,000 or 23.8% of revenues in the six months ended June 30, 2010 as compared with $13,631,000 or 26.4% of revenues in the same period last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to maintaining our marketing center and employee based in-store marketing program. Marketing expense as a percentage of revenues declined in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 principally resulting from a lower effective cost associated with our in-store marketing initiatives.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $10,241,000, or 15.0% of revenues for the six months ended June 30,

2010 as compared to $7,928,000, or 15.3% of revenues in the prior year period. The decrease in sales expense as a percentage of revenue is due to leverage of fixed selling expenses on higher revenues. Sales expenses increased in dollar terms principally as a result of higher commissions and incentives on higher revenues ($1,827,000), higher payroll taxes ($188,000) and increased sales materials and supplies ($162,000).

General and administrative expenses were $5,434,000 or 8.0% of revenues in the six months ended June 30, 2010 as compared to $5,213,000 or 10.1% of revenues in the prior year period. The decrease in general and administrative expense as a percentage of revenue is primarily due to leverage of these expenses on higher revenues. General and administrative expenses increased in dollar terms principally as a result of administrative costs associated with our DIY and SCN programs.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At June 30, 2010, we had approximately $4,703,000 in cash and cash equivalents and $802,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $11,755,000 at June 30, 2010 as compared to $11,745,000 at December 31, 2009.

Cash utilized in operations was $1,178,000 in the six months ended June 30, 2010 as compared to $2,571,000 in the six months ended June 30, 2009. We utilized $314,000 for capital expenditures in the six months ended June 30, 2010, principally consisting of machinery, equipment, computer hardware and software.

On March 13, 2008, the Board of Directors authorized a repurchase program for up to $2.0 million of the Company’s outstanding stock. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. We utilized approximately $32,000 to purchase 14,045 shares of stock in the six months ended June 30, 2010. We utilized approximately $529,000 to repurchase stock in the same period last year.

The principal balance of long term debt and lines of credit consisted of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Frost term loan	$1,013,333	$1,053,333
Mortgage payable in monthly principal and interest payments of $19,398 through January 1, 2018	1,354,858	1,420,735
Other	—	40,706

Total debt	2,368,191	2,514,774
Less current portion	1,152,448	222,553

Long-term portion	$1,215,743	$2,292,221

Our term loan is related to our manufacturing facility in Charles City, Virginia. The term loan is payable in monthly principal payments of $6,667 plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.54% at June 30, 2010 and 2.25% at December 31, 2009) until February 10, 2011, at which time any outstanding principal and accrued interest is due and payable. The term loan has been classified as a current liability in our Consolidated Balance Sheet at June 30, 2010. We intend to refinance the remaining balance of the term loan prior to its maturity.

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2010 we had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $2,000,000. Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate of the lender plus one half of one percent. The Borrowing Base Line of Credit matures on September 2, 2010, at which time any outstanding principal and accrued interest is due and payable. We intend to renew this line of credit prior to its maturity.

The Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) require us to satisfy certain ratios related to tangible net worth and liquidity; and (iii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration. The credit facility covenants require us to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1 and a quick ratio of more than 1 to 1 excluding current maturities of the term loan. As of June 30, 2010, our tangible net worth was $15,542,000, the debt to adjusted tangible net worth was 0.93 and the quick ratio was 1.14. We are in compliance with all restrictive covenants at June 30, 2010.

We also have a mortgage on our Woodbridge, Virginia facility. The mortgage is secured by this property. Interest on the mortgage is 7.25% and the mortgage is subject to a prepayment premium. The mortgage is payable in monthly principal and interest payments of $19,398 through January 1, 2018. In connection with the Company’s decision to cease offering deck products, the Company is offering for sale its Woodbridge facility. Upon sale, the Company’s mortgage on the building will be retired using the proceeds from the sale.

We operate principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. In connection with our SCN market expansion program, we transitioned three markets to SCN contractors which we served through our leased sales and installation centers. We intend to sublease our sales and installation centers in these three markets. In accordance with generally accepted accounting principles, in the second quarter 2010 we recorded a one time charge of $180,000 which is equal to the present value of future rental payments, net of expected sublease receipts, for the remainder of the term of the applicable leases for these facilities.

On January 20, 2010, we entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against us in the United States District Court for the Northern District of California. The settlement, which is subject to, among other things, preliminary and final Court approval, will resolve all the claims in the lawsuit. Without admitting any liability or wrongdoing of any kind, we have agreed to the payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. In December 2009 we recorded the liability for the settlement. In March 2010, in accordance with the Settlement and Release Agreement, we paid a deposit of $500,000 to the class administrator for settlement. Barring any unusual developments, we expect the settlement and approval process to be completed in August 2010 and to remit the balance of the settlement amount.

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

We believe that the current economic environment is improving and that we are recovering from the severe economic decline of the past two years. In the short term, we expect that we will continue to face challenges of growth in demand in certain markets in which we operate while other regions of the country will recover at a faster rate. We believe we will be successful in executing our initiatives and that we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months and that such capacity will be adequate to fund the expansion of our operations under our agreement with The Home Depot for the next 12-18 months. However, if we need additional capital to execute our business strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010, we are not involved in VIE or off-balance sheet transactions.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010, the Company entered into a Settlement and Release Agreement (Settlement Agreement) on January 22, 2010 with Plaintiff and his counsel on behalf of himself and each of the other class members in settlement of the Lawsuit. Without admitting any liability or wrongdoing of any kind, the Company has agreed to pay the amount of $1.8 million plus applicable payroll taxes to settle the Lawsuit. In order to facilitate the settlement, the Company, solely for the purposes of the settlement, has consented to the conditional certification of the class, which is defined as individuals who are currently or were formerly employed by the Company as non-exempt installers, including trainees and apprentices for that position, in California at any time between February 17, 2005 and February 26, 2010, the preliminary Court approval date (class period). Barring any unusual developments, the Company expects the settlement and court approval process to be completed by the end of August 2010. Pursuant to the Settlement Agreement, in March 2010 the Company delivered to the claims administrator $500,000 which was deposited in a qualified settlement fund account. Upon final approval of the settlement by the Court the Company will deposit the remaining $1.3 million in the qualified settlement fund account. The Company recorded a liability of approximately $1.8 million for the settlement in the fourth quarter of 2009 which was included in “accrued legal settlement” in our Consolidated Balance Sheets at December 31, 2009 included in our Annual Report on Form 10-K.

In November 2009 a class/collective action was filed against the Company in the United States District Court for the District of New Jersey, alleging certain violations of the Fair Labor Standards Act and the New Jersey Wage and Hour Law. This action was filed by an employee of the Company (Plaintiff). Relief sought in the complaint included injunctive and equitable relief, overtime wages, liquidated damages and penalties and attorneys fees. In June 2010 the Company settled the matter with Plaintiff for an immaterial amount and the lawsuit was dismissed.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2010 – June 30, 2010	—	$—	372,927	$897,371

(1)

The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through June 30, 2010 were 372,927 shares at a cost of approximately $1,103,000.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 10, 2010 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1 (a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2 (b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3 (c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4 (d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5 (d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1 (b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2 (b)	Bylaws of U.S. Home Systems, Inc.

3.3 (bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1 (b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1 (d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2 (d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3 (d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4 (d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5 (d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11 (f)	Amended and Restated 2000 Stock Compensation Plan

+10.12 (g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13 (h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14 (i)	Non-Employee Director Compensation Plan

+10.15 (i)	Form of Restricted Stock Agreement for Non-Employee Directors

Exhibit Number	Description of Exhibit
+10.16 (i)	Form of Restricted Stock Agreement for Employees

10.17 (j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22 (j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23 (j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24 (j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25 (j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26 (j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27 (j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28 (j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29 (k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30 (l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33 (m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34 (m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit
10.36 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40 (m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41 (n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42 (n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43 (o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44 (p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49 (r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50 (s)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51 (s)	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

10.52 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54 (s)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55 (s)	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

Exhibit Number	Description of Exhibit
10.56 (t)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.57 (u)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.58 (v)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.58(w)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.59(x)	Revolving Promissory Note dated December 30, 2009, in the principal amount of $2,000,000 payable to Frost Bank.

10.60(x)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

10.61(x)	Arbitration and Notice of Final Agreement dated December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.62(y)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

21.1 (z)	Subsidiaries of the Company

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

(g)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(u)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(v)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(w)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(y)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(z)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.