Form 10-Q
period 2010-09-30
US HOME SYSTEMS INC
filed 2010-11-04
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐             No  ☒

As of November 1, 2010 there were 7,142,718 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i-

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,252,420	$6,336,889
Marketable securities	803,636	797,410
Accounts receivable-trade, net of allowance for doubtful accounts of $25,242 and $53,704, respectively	10,289,321	4,242,435
Accounts receivable-other	359,356	451,090
Income tax receivable	254,556	1,415,582
Commission advances	1,303,013	1,150,154
Inventories	4,037,409	3,650,545
Prepaid advertising and marketing	1,798,337	1,103,689
Prepaid expenses	976,682	767,278
Deferred income taxes	1,567,335	1,605,813

Total current assets	25,642,065	21,520,885

Property, plant, and equipment, net	2,382,679	2,485,542
Assets held for sale	—	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	499,086	623,365

Total assets	$32,113,700	$30,734,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,236,341	$3,936,798
Accrued wages, commissions, bonuses and vacation	1,700,244	1,588,833
Accrued legal settlement	—	1,897,822
Federal and state taxes payable	2,448,253	1,381,635
Long-term debt, current portion	333,333	222,553
Other accrued liabilities	571,650	748,596

Total current liabilities	11,289,821	9,776,237
Deferred income taxes	310,491	310,491
Long-term debt, net of current portion	638,889	2,292,221
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,177,828 and 7,155,058 shares issued; 7,137,660 and 7,132,026 shares outstanding at September 30, 2010 and December 31, 2009, respectively	7,178	7,155
Additional capital	14,170,844	14,059,625
Retained earnings	5,786,200	4,337,755
Treasury stock, at cost, 40,168 and 23,032 shares at September 30, 2010 and December 31, 2009, respectively	(89,723)	(49,179)

Total stockholders’ equity	19,874,499	18,355,356

Total liabilities and stockholders’ equity	$32,113,700	$30,734,305

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2010	2009
Revenues from remodeling contracts	$39,554,588	$28,422,415
Cost of remodeling contracts	19,266,522	12,437,273

Gross profit	20,288,066	15,985,142

Costs and expenses:
Branch operations	1,721,514	1,971,026
Sales and marketing expense	14,635,055	12,034,118
General and administrative	2,663,854	2,573,274
Loss on sale of building	171,359	—

Income (loss) from operations	1,096,284	(593,276)

Interest expense	17,647	35,144
Other income (expense)	(11,791)	37,761

Income (loss) before income taxes	1,066,846	(590,659)
Income tax expense (benefit)	447,014	(80,430)

Net income (loss)	$619,832	$(510,229)

Net income (loss) per common share – basic and diluted	$0.09	$(0.07)

Weighted average common shares outstanding:
Basic	7,136,762	7,064,693

Diluted	7,197,667	7,064,693

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months ended September 30,
	2010	2009
Revenues from remodeling contracts	$107,869,490	$80,095,901
Cost of remodeling contracts	50,169,707	35,323,185

Gross profit	57,699,783	44,772,716

Costs and expenses:
Branch operations	5,759,380	6,001,889
Sales and marketing expense	41,119,209	33,593,590
General and administrative	8,098,294	7,785,863
Loss on sale of building	171,359	—
Legal settlement	—	1,500,000

Income (loss) from operations	2,551,541	(4,108,626)

Interest expense	82,617	109,510
Other income (expense)	(9,452)	103,620

Income (loss) before income taxes	2,459,472	(4,114,516)
Income tax expense (benefit)	1,011,027	(1,433,590)

Net income (loss)	$1,448,445	$(2,680,926)

Net income (loss) per common share – basic and diluted	$0.20	$(0.37)

Weighted average common shares outstanding:
Basic	7,136,407	7,244,847

Diluted	7,195,586	7,244,847

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2010

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	7,155,058	$7,155	23,032	$(49,179)	$14,059,625	$4,337,755	$18,355,356
Stock compensation	—	—	—	—	38,153	—	38,153
Releases of restricted stock awards	13,938	14	—	—	(14)	—	—
Purchase of treasury stock	—	—	14,045	(31,947)	—	—	(31,947)
Net income	—	—	—	—	—	364,633	364,633

Balance at March 31, 2010	7,168,996	$7,169	37,077	$(81,126)	$14,097,764	$4,702,388	$18,726,195
Stock compensation	—	—	—	—	38,382	—	38,382
Releases of restricted stock awards	3,864	4	—	—	(4)	—	—
Net income	—	—	—	—	—	463,980	463,980

Balance at June 30, 2010	7,172,860	$7,173	37,077	$(81,126)	$14,136,142	$5,166,368	$19,228,557
Purchase of treasury stock	—	—	3,091	(8,597)	—	—	(8,597)
Stock compensation	—	—	—	—	34,707	—	34,707
Releases of restricted stock awards	4,968	5	—	—	(5)	—	—
Net income	—	—	—	—	—	619,832	619,832

Balance at September 30, 2010	7,177,828	$7,178	40,168	$(89,723)	$14,170,844	$5,786,200	$19,874,499

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,448,445	$(2,680,926)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	670,882	780,607
Stock compensation	111,242	111,541
Tax expense applicable to release of stock awards	—	46,209
Net provision for bad debt	28,462	(24,455)
Loss on disposal of assets	200,422	21,944
Unrealized gain on marketable securities	(796)	(20,656)
Changes in operating assets and liabilities:
Accounts and other receivables	(5,983,614)	(1,983,003)
Inventories	(386,864)	671
Commission advances and prepaid expenses	(1,056,911)	22,719
Accounts payable	2,299,543	779,750
Accrued legal settlement	(1,897,822)	—
Accrued wages, commissions, bonuses and vacation	111,411	259,314
Income taxes	2,266,122	(1,342,988)
Other assets and liabilities, net	(162,822)	800,861

Net cash used in operating activities	(2,352,300)	(3,228,412)

Cash flows from investing activities
Purchases of property, plant and equipment	(524,672)	(267,731)
Proceeds from sale of assets held for sale	2,341,150	—
Purchase of marketable securities	(5,430)	(33,472)
Other	(827)	(1,387)

Net cash provided by (used in) investing activities	1,810,221	(302,590)

Cash flows from financing activities
Principal payments on lines of credit and debt	(1,501,846)	(157,726)
Tax expense applicable to release of stock awards	—	(46,209)
Purchase of treasury stock	(40,544)	(529,482)

Net cash used in financing activities	(1,542,390)	(733,417)

Net decrease in cash and cash equivalents	(2,084,469)	(4,264,419)
Cash and cash equivalents at beginning of period	6,336,889	9,825,528

Cash and cash equivalents at end of period	$4,252,420	$5,561,109

Supplemental disclosure of cash flow information
Interest paid	$82,617	$109,510

Cash payments of income taxes	$366,360	$71,595

Supplemental disclosure of non-cash investing and financing activities
Termination of franchise agreement and notes payable	$40,706	$—

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

U.S. Home Systems, Inc. (the “Company” or “U.S. Home”), a Delaware corporation, is engaged in the specialty product home improvement business. The Company manufactures or procures, designs, sells and installs custom quality specialty home improvement products. The Company’s principal product lines include kitchen and bathroom cabinet refacing products, storage organization systems for closets and garages, and related accessories.

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and requires the use of complex judgment in their application. Except as discussed below, there have been no material changes to the Company’s accounting policies, or the methodologies or assumptions applied under them, since December 31, 2009.

Investments

At September 30, 2010, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities recorded at fair value based on significant other observable inputs are considered Level 2 securities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three and nine months ended September 30, 2010, the Company recognized $5,089 and $18,784, respectively, in interest earnings and an unrealized holding gain (loss) of $(1) and $796, respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three and nine months ended September 30, 2010, the Company’s share of income (loss) from affiliated entities was approximately $(1,000) and $1,000, respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $190,000, is included in “Other assets” on the Company’s Consolidated Balance Sheets at September 30, 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short term nature. Based on the prevailing interest rates at September 30, 2010, management believes that the carrying value of long-term debt approximates fair value.

Goodwill

The amount of goodwill at September 30, 2010 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis, or more often if an event or circumstance indicates that an impairment or decline in value may have occurred. The Company performed an impairment test as of December 31, 2009. During the nine months ended September 30, 2010, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2009 analysis.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Warranties

In addition to the manufacturers’ warranties for defective materials, the Company provides each customer a limited warranty covering defective materials and workmanship. The estimated costs related to warranties are accrued at the time products are sold, based on various factors, including the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. Warranty expenses are included in the cost of remodeling contracts. The following table provides a reconciliation of the activity related to the Company’s accrued warranty expense:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$131,934	$196,165
Provision for warranty expenses	88,383	158,925
Warranty costs incurred	(80,979)	(215,752)

Balance at end of period	$139,338	$139,338

Other Intangible Assets

The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the nine months ended September 30, 2010, the Company did not incur any costs to renew or extend its franchise agreement, which is classified as an intangible asset and included in “Other assets” in the Company’s Consolidated Balance Sheets as of September 30, 2010.

Recently Adopted Accounting Standards Updates

In June 2009 the Financial Accounting Standards Board (“FASB”) issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”), by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about the Company’s involvement with a VIE, and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company adopted this accounting policy on January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

In January 2010 the FASB issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifies existing disclosure requirements about fair value measurement, as set forth in previously issued accounting guidance in this area. The new standard requires additional disclosures related to: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, and the reasons for the transfers, and (ii) presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Also, the new standard clarifies the requirements of previously issued accounting guidance in this area related to: (i) a reporting entity’s need to use judgment in determining the appropriate classes of assets and liabilities, and (ii) a reporting entity’s disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company adopted this new standard effective January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

Accounting Standards Update to be Implemented in Future Periods

In July 2010, the FASB issued “Credit Quality of Financing Receivables and Allowance for Credit Losses Disclosures” requiring entities to disclose additional information about their allowance for credit losses and the credit quality of their financing receivables, including the nature of the credit risk inherent in their financing receivables portfolio, how the risk is analyzed and assessed in determining the allowance for credit losses, and the changes and reasons for changes in the allowance for credit losses. This guidance is effective as of December 31, 2010. As this guidance provides only additional disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial position.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Products

The Company’s current reporting segment consists only of the home improvement business. In the home improvement business, the Company manufactures or procures, designs, sells, and installs custom kitchen and bathroom cabinet refacing products, laminate and solid surface countertops, and organization storage systems for closets and garages. The Company’s home improvement products are marketed through a variety of sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores.

The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (“SPA”), which terminates on February 28, 2011, and a product supply agreement (“PSA”) related to The Home Depot’s Do-It-Yourself program (“DIY”), which terminates December 13, 2013. The Company believes that its SPA agreement with The Home Depot will be renewed. At September 30, 2010, the Company’s home improvement business served The Home Depot customers in 55 markets covering approximately 1,777 stores in 32 states. The Company’s installed kitchen products are available in all 55 markets, and installed bath products are available in 17 markets. In addition, the Company served The Home Depot in its DIY program in all 1,975 The Home Depot stores in the U.S.

In the first quarter 2009, under a pilot program with The Home Depot, the Company began to market and sell a wood kitchen cabinet and wood floor refinishing product, to The Home Depot customers in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets, under the brand name N-Hance. However, due to disappointing sales, in November 2009 the Company ceased offering the product in the Boston market and in March 2010 the Company ceased offering the product in the remaining market, at which time the pilot program ended. In connection with ending the pilot program, the related franchise agreements and remaining balance of the notes payable were cancelled.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Home Improvement Product Lines:
Kitchen refacing and countertops	$36,927	$24,965	$99,450	$71,881
Bathroom refacing	1,931	2,165	5,432	5,806
Decks	—	—	—	251
Organizers	696	1,120	2,971	1,769
N-Hance	—	172	16	389

Total Home Improvement revenues	$39,554	$28,422	$107,869	$80,096

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

4. Fair Value

Generally accepted accounting principles define fair value as a price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, generally accepted accounting principles establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

Assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are as follows:

	Fair value measurement at reporting date using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,616,565	$2,616,565	—	—

Marketable securities:
Municipal Bond funds	$803,636	—	$803,636	—

Total assets	$3,420,201	$2,616,565	$803,636	—

	Fair value measurement at reporting date using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,916,130	$2,916,130	—	—

Marketable securities:
Municipal Bond funds	$797,410	—	$797,410	—

Total assets	$3,713,540	$2,916,130	$797,410	—

5. Inventories

Inventories, net of applicable reserves, consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$2,103,481	$2,106,966
Work-in-progress	1,933,928	1,543,579

Total	$4,037,409	$3,650,545

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2010	December 31, 2009
Frost term loan	$972,222	$1,053,333
Mortgage payable	—	1,420,735
Other	—	40,706

Total debt	972,222	2,514,774
Less current portion	333,333	222,553

Long-term portion	$638,889	$2,292,221

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities (Continued)

Frost Loan Agreement

The Company has a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). The Loan Agreement, as amended, provides for a borrowing base line of credit (the “Borrowing Base Line of Credit”) and a term loan (the “Term Loan”). The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors. Effective September 2, 2010, the Term Loan and Borrowing Base Line of Credit agreement were modified, renewed and extended.

Term Loan—The Term Loan is payable in monthly principal payments of $27,778, plus accrued interest at the prime rate as published in the money rates section of The Wall Street Journal plus 1.25% (4.5% at September 30, 2010), until August 10, 2013, at which time any outstanding principal and accrued interest is due and payable. Prior to amendment, the Term Loan was payable in monthly principal payments of $6,667, plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.25% at December 31, 2009), until February 10, 2011. At September 30, 2010, the Company had outstanding borrowings of approximately $972,000 under the term loan.

Borrowing Base Line of Credit—The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based on an asset formula using accounts receivable and inventory. At September 30, 2010, the Company had no balance outstanding under the Borrowing Base Line of Credit and a borrowing capacity of $2,000,000.

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate most recently published in The Wall Street Journal plus 1.25%. The Borrowing Base Line of Credit matures on December 2, 2011, at which time any outstanding principal and accrued interest is due and payable. Prior to amendment, interest on the Borrowing Base Line of Credit was payable monthly on the unpaid balance at the prime rate of the lender plus 0.5%. The Borrowing Base Line of Credit previously matured on September 2, 2010.

The Company’s credit facility contains covenants which require the Company to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1, a debt service coverage ratio of not less than 1.5 to 1, and a quick ratio of more than 1 to 1, excluding current maturities of the Term Loan. Prior to the September 2, 2010 amendment, the Company’s covenants did not require the Company to maintain a debt service coverage ratio of 1.5 to 1. In addition, the Company’s credit facilities contain other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration; and (iii) limit the amount of the Company’s stock that can be repurchased after August 19, 2010 to $500,000. The Company is in compliance with all restrictive covenants at September 30, 2010.

Mortgage Payable

In connection with the Company’s decision to cease offering deck products, the Company sold its deck manufacturing facility in Woodbridge, Virginia on August 25, 2010 to an unaffiliated third party. Proceeds from the sale were used to retire the mortgage on the property, including prepayment fees and related closing costs. The Company recorded a one-time loss on the sale of the facility of approximately $171,000.

7. Commitments and Contingencies

Other Taxes

The Company is subject to audits in various jurisdictions from time to time for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however, the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at September 30, 2010. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Commitments and Contingencies (Continued)

Litigation

On January 20, 2010, the Company entered into a Settlement and Release Agreement in settlement of a certain class action lawsuit pending against the Company in the United States District Court for the Northern District of California. The Company agreed to a payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. The suit was settled and fully paid in August 2010.

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

8. Capitalization

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market, at such times and such prices as the Company may determine appropriate. During the three months ended September 30, 2010, the Company repurchased 3,091 shares at a cost of approximately $9,000. Cumulative repurchases under this authorization through September 30, 2010 were 376,018 shares, at a cost of approximately $1,111,000, of which 335,850 shares were cancelled and reclassified as authorized and unissued shares on June 5, 2009. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30
	2010	2009	2010	2009
Income (loss) applicable to common stockholders	$619,832	$(510,229)	$1,448,445	$(2,680,926)

Weighted average shares outstanding – basic	7,136,762	7,064,693	7,136,407	7,244,847
Effect of dilutive securities	60,905	—	59,179	—

Weighted average shares outstanding – diluted	7,197,667	7,064,693	7,195,586	7,244,847

Net income (loss) per share:
Basic	$0.09	$(0.07)	$0.20	$(0.37)

Diluted	$0.09	$(0.07)	$0.20	$(0.37)

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2010, approximately 132,000 and 134,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share, because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, approximately 191,000 and 167,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share, because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2010 included herein, and our audited financial statements for the years ended December 31, 2009, 2008 and 2007, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom kitchen and bathroom cabinet refacing products and organizational storage systems for closets and garages. We market, sell and install our products and installed services exclusively through The Home Depot under a service provider agreement (“SPA”) and a product supply agreement (“PSA”).

In the first quarter 2009, under a pilot program with The Home Depot, we began to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in the Boston, Massachusetts, Long Island, New York, and Philadelphia, Pennsylvania markets under the brand name N-Hance. However, due to disappointing sales, in November 2009 we ceased offering the product in the Boston market, and in March 2010 we ceased offering the product in the remaining markets and the pilot program ended.

During 2009 we rolled out a new range of home storage organization products for closets and garages in 25 markets in which we offer our kitchen refacing products.

In January 2010 we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas which we currently operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. As of September 30, 2010, we have initiated service in 9 new markets encompassing approximately 117 The Home Depot stores. Within 15 months, we expect to expand into substantially all of the 400 The Home Depot stores identified for the SCN program.

In January 2010 we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for purchase by The Home Depot customers or their designated installation contractor. The customer or their designated installation contractor completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. At September 30, 2010, the DIY program was available in all 1,975 U.S. The Home Depot stores.

Excluding the DIY program, at September 30, 2010 our home improvement business served The Home Depot in 55 markets covering 32 states. Our installed kitchen refacing products were available in all 55 markets encompassing approximately 1,777 The Home Depot stores. Our installed bath products are currently offered in 17 markets, which include approximately 567 stores.

Results of Operations

Results of operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	(In Thousands) Three Months ended September 30,
	2010		2009
	$	%	$	%
Revenues	39,554	100.0	28,422	100.0
Costs of remodeling contracts	19,266	48.7	12,437	43.8

Gross Profit	20,288	51.3	15,985	56.2

Costs and expenses:
Branch operations	1,721	4.4	1,971	6.9
Sales and marketing expense	14,635	37.0	12,034	42.3
General and administrative	2,664	6.7	2,573	9.1
Loss on sale of building	171	0.5	—	—

Operating income (loss)	1,097	2.7	(593)	(2.1)
Interest expense	18	0.0	35	0.1
Other income (expense)	(12)	(0.0)	38	0.1

Income (loss) before income taxes	1,067	2.7	(590)	(2.1)
Income tax expense (benefit)	447	1.1	(80)	(0.3)

Net income (loss)	620	1.6	(510)	(1.8)

Management’s Summary of Results of Operations.

New orders in the third quarter 2010 increased 28.3% to $39,670,000, from $30,908,000 in the third quarter last year, and increased 6.0% sequentially, from $37,415,000 in the second quarter 2010. The increase marked the fifth consecutive quarterly improvement in new orders.

We attribute much of the increase in new orders to The Home Depot’s inclusion of the cabinet refacing category in their new national kitchen marketing strategy, “A Solution for Every Kitchen and Budget – Replace, Reface, Renew.” In support of this new marketing strategy, in January 2010, we and The Home Depot began installing new kitchen refacing displays into all The Home Depot stores. The new refacing displays better demonstrate the benefits of the cabinet refacing category and our product offerings.

In addition, we have continued to enhance our in-store marketing program, better aligning our program with the larger marketing strategy and focusing on store lead generation. Leveraging the new product displays and synergies gained from store personnel involvement in the DIY program, we believe that improved in-store dynamics are contributing to increased customer demand.

Further, in September 2010, we launched our new kitchen refacing internet micro-site. We believe that marketing research indicates that increasing numbers of consumers are utilizing the internet to research and shop home improvement products. In the first month of the site’s operation, we generated additional customer appointments, which resulted in approximately $600,000 in new orders.

We believe that our efforts to stimulate sales during the third quarter, including sales pricing incentives and marketing promotions, as well as contributions from our DIY and SCN market expansion programs, have all contributed to the increase in new orders.

Despite the increase in new orders, we continue to be challenged by the credit decline rate for our customers. Approximately 85% of our customers elect to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. In the third quarter 2010, the credit decline rate increased 620 basis points to 20.6%, as compared with 14.4% in the third quarter last year, and increased 100 basis points from 19.6% in the second quarter 2010. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

Revenues for the three months ended September 30, 2010 increased 39.2% to $39,554,000, as compared to $28,422,000 in the three months ended September 30, 2009. The increase in revenues reflects increased demand and reduced installation cycle times.

Gross profit for the three months ended September 30, 2010 was $20,288,000 or 51.3% of revenues, as compared with $15,985,000 or 56.2% of revenues in the prior year. Gross profit as a percentage of revenue reflects a 340 basis point decline, principally due to sales pricing promotions on kitchen refacing and countertop products and 151 basis points decline due to sales mix. As previously noted, in connection with The Home Depot’s new marketing strategy, we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products. Although the sales price promotions reduced our gross profit margin, we believe they contributed to higher revenues and increased profit. The price promotions ended September 30, 2010, and we expect an increase in gross profit margin in the fourth quarter 2010.

Our operating expenses, consisting of branch operating, sales and marketing, and general and administrative expenses, in the third quarter were 48.1% of revenues, as compared to 58.3% of revenues in the third quarter last year. The decline reflected increased leverage of our branch operating and general and administrative expenses resulting from higher revenues, as well as sustained cost controls. In addition, our sales and marketing costs declined from 42.3% of revenues in the third quarter last year, to 37.0% of revenues in the third quarter 2010, principally reflecting improvement in the effective cost of our in-store marketing program.

Net income was $620,000, or $0.09 per diluted share for the third quarter ended September 30, 2010. Net income for the quarter included a $171,000 pre-tax loss on the sale of our deck manufacturing facility. Excluding this one time loss, net income for the third quarter 2010 would have been $722,000, or $0.10 per diluted share, as compared with a net loss of $510,000, or $0.07 per share in the same quarter last year.

Outlook: Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. We believe we are emerging from the severe economic decline of the past two years and that the weak economy has created significant pent-up demand, which should accelerate our recovery as the credit market and the overall economy improve. In the short term, we expect we will continue to be challenged by the unavailability of consumer financing for those customers who lack excellent credit. We believe the long-term outlook for the home improvement industry and our business is favorable.

Results of Operations – Detail Review

Revenues and new orders for the three months ended September 30, 2010 and 2009, and backlog of uncompleted orders at September 30, 2010 and 2009 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2010	2009	2010	2009	2010	2009
Kitchen refacing and countertops	$36,927	$24,965	$37,075	$27,075	$19,630	$13,334
Bathroom refacing	1,931	2,165	2,073	2,470	989	1,247
Organization systems	696	1,120	522	1,157	289	675
N-Hance	—	172	—	206	—	170

Total	$39,554	$28,422	$39,670	$30,908	$20,908	$15,426

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $10,000,000, or 36.9%, to $37,075,000 in the third quarter of 2010, from $27,075,000 in the third quarter of 2009. New orders increased principally due to an increase in the number of customer appointments, which we attribute to The Home Depot’s new national kitchen marketing strategy combined with our marketing initiatives and sales promotions.

Revenues from kitchen refacing and countertop products increased 47.9% to $36,927,000 in the third quarter 2010, from $24,965,000 in the same period last year. We generally complete the installation of a new order in approximately 60 days from the date of the order. The increase in revenues reflects a higher backlog of orders at the beginning of the third quarter 2010, as compared to the beginning of the third quarter last year, combined with reduced cycle time and increased new orders during the third quarter period.

Bathroom refacing – New orders for bath products were $2,073,000 in the third quarter 2010, as compared to $2,470,000 in the same period last year. Although customer appointments increased 13.9% in the third quarter 2010, as compared to the same quarter last year, both sales conversion rates and the number of customers approved for financing declined, resulting in the decline in new orders.

Revenues from bathroom refacing products were $1,931,000 in the third quarter 2010, as compared to $2,165,000 in the third quarter last year.

Organization Systems – New orders for organization systems products were $522,000 in the third quarter 2010, as compared to $1,157,000 in the third quarter 2009, and revenues were $696,000 and $1,120,000, respectively. The decline reflected a reduction in demand for garage products.

Gross profit for the three months ended September 30, 2010 was $20,288,000, or 51.3% of revenues, as compared with $15,985,000, or 56.2% of revenues in the prior year. Gross profit in dollar terms increased due to higher revenues. However, the decline in gross profit as a percentage of revenue reflects a 340 basis point decline, due to sales pricing promotions principally on cabinet refacing and countertop products and 151 basis points decline due to sales mix.

Branch operating expenses were $1,721,000, or 4.4% of revenues in the third quarter 2010, as compared to $1,971,000, or 6.9% of revenues in the third quarter last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies.

Marketing expenses were $9,181,000, or 23.2% of revenues in the three months ended September 30, 2010, as compared with $7,443,000, or 26.2% of revenues in the third quarter 2009. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center.

Marketing expense in dollar terms increased principally due to marketing fees and commissions payable to The Home Depot and our third party in-store service provider as a result of higher revenues. However, marketing expense as a percentage of revenues declined in the third quarter of 2010, as compared to the third quarter 2009, principally resulting from a lower effective cost associated with our in-store marketing initiatives.

We generate the majority of our revenues through our in-store marketing program and The Home Depot’s marketing. In our in-store marketing program, in-store promoters network with The Home Depot’s store personnel and customers to generate consumer interest in our products, answer consumer’s questions and schedule in-home presentations.

During the past 12 months, we made several changes to our marketing initiatives to increase the number of prospective customer leads and reduce the effective cost of marketing, including elimination of our employee based in-store promoters, adjusting the locations in which we utilize our third party in-store service provider and refocusing our in-store administration personnel on store lead generation. In addition, we have implemented programs to support and leverage The Home Depot’s new national kitchen marketing strategy which was initiated in January 2010, including the installation of new product displays in The Home Depot stores, and certain sales and marketing promotions. We believe these improvements yielded a more balanced and effective marketing program, resulting in increased revenues and lowering our cost of marketing.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $5,454,000, or 13.8% of revenues for the three months ended September 30, 2010, as compared to $4,591,000, or 16.1% of revenues in the prior year period. The decrease in sales expense as a percentage of revenue is due to leverage of fixed selling expenses on higher revenues. Sales expenses in dollar terms increased principally as a result of higher commissions and incentives on higher revenues ($839,000) and higher payroll taxes ($63,000).

General and administrative expenses were $2,664,000, or 6.7% of revenues in the third quarter 2010, as compared to $2,573,000, or 9.1% of revenues last year. The decrease in general and administrative expense as a percentage of revenue is primarily due to leverage on higher revenues. General and administrative expenses increased in dollar terms principally as a result of administrative costs associated with our DIY and SCN programs.

Results of operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	(In Thousands) Nine months ended September 30,
	2010		2009
	$	%	$	%
Revenues	107,869	100.0	80,096	100.0
Costs of remodeling contracts	50,169	46.5	35,323	44.1

Gross profit	57,700	53.5	44,773	55.9

Costs and expenses:
Branch operations	5,760	5.3	6,002	7.5
Sales and marketing expense	41,119	38.1	33,594	41.9
General and administrative	8,098	7.5	7,786	9.7
Loss on sale of building	171	0.2	—	—
Litigation settlement	—	—	1,500	1.9

Operating income (loss)	2,552	2.4	(4,109)	(5.1)
Interest expense	83	0.1	110	0.1
Other income (expense)	(10)	(0.0)	104	0.1

Income (loss) before income taxes	2,459	2.3	(4,115)	(5.1)
Income tax expense (benefit)	1,011	1.0	(1,434)	(1.8)

Net income (loss)	1,448	1.3	(2,681)	(3.3)

Management’s Summary of Results of Operations.

Revenues for the nine months ended September 30, 2010 increased 34.7% to $107,869,000, as compared to $80,096,000 in the nine months ended September 30, 2009. The increase in revenues reflected an increase in demand principally in our kitchen refacing and countertop product line. New orders, in the nine months ended September 30, 2010, increased 35.7% to $111,488,000, from $82,132,000 in the same period last year.

Despite the increase in new orders, we continue to be challenged by the credit decline rate for our customers, which has adversely affected the volume of new orders. For the nine months ended September 30, 2010, the credit decline rate was 19.3%, as compared with 16.9% in the same period last year, and as compared with 7% for our historical average prior to 2008.

Net income was $1,448,000, or $0.20 per share for the nine months ended September 30, 2010, as compared with a net loss of $2,681,000, or $0.37 per share in the same period last year. One time charges in the nine months ended September 30, 2010 included $180,000 for future lease obligations on certain branch facilities which we converted to our SCN network, and $171,000 loss on the sale of our deck manufacturing plant. Net loss in the nine months ended September 30, 2009 included a pre-tax charge of $1,500,000 related to a litigation settlement. Excluding these one time items, net income for the nine months ended September 30, 2010 would have been $1,656,000, or $0.23 per diluted share, as compared to net loss of $1,755,000, or $0.24 per diluted share for the nine months ended September 30, 2009.

Our operating costs, consisting of branch operating, sales and marketing, and general and administrative expenses, declined as a percentage of revenues in the nine months ended September 30, 2010 to 51.0%, from 59.2% in the same period last year. The decline reflected increased leverage of our branch operating and general and administrative expenses resulting from higher revenues and sustained cost controls. In addition, sales and marketing costs declined from 41.9% of revenues in the nine months ended September 30, 2009, to 38.1% of revenues in the nine months ended September 30, 2010, principally reflecting reduced cost in our in-store marketing program.

Results of Operations – Detail Review

Revenues, for the nine months ended September 30, 2010, increased 34.7% to $107,869,000, as compared to $80,096,000 in the nine months ended September 30, 2009. Revenues and new orders for the nine months ended September 30, 2010 and 2009, and backlog of uncompleted orders at September 30, 2010 and 2009 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2010	2009	2010	2009	2010	2009
Kitchen refacing and countertops	$99,450	$71,881	$103,281	$72,969	$19,630	$13,334
Bathroom refacing	5,432	5,806	5,577	6,290	989	1,247
Decks	—	251	—	(72)	—	—
Organization systems	2,971	1,769	2,630	2,387	289	675
N-Hance	16	389	—	558	—	170

Total	$107,869	$80,096	$111,488	$82,132	$20,908	$15,426

Kitchen refacing and countertops – New orders for kitchen and countertop products increased $30,312,000, or 41.5%, to $103,281,000 in the nine months ended September 30, 2010, from $72,969,000 in the same period last year. Of the increase, $4,718,000 resulted from our expansion under the SCN and DIY programs. Excluding the SCN and DIY programs, the increase reflects improvement in the economic environment and an increase in the number of customer appointments resulting from marketing initiatives.

Revenues from kitchen refacing and countertop products increased 38.4% to $99,450,000 in the nine months ended September 30, 2010, from $71,881,000 in the same period last year. The increase in revenues resulted from an increase in new orders and reduced cycle time to complete installations.

Bathroom refacing – New orders for bath products were $5,577,000 in the nine months ended September 30, 2010, as compared to $6,290,000 in the same period last year. Revenues from bathroom refacing products were $5,432,000 and $5,806,000, respectively.

Decks – We discontinued offering deck products in 2008. During the first quarter last year we had customer cancellations of $72,000 which are reflected as negative orders in the table above.

Organization Systems – New orders for organization systems products were $2,630,000 in the nine months ended September 30, 2010, as compared to $2,387,000 in the nine months ended September 30, 2009, and revenues were $2,971,000 and $1,769,000, respectively. In January 2009, we began to roll out the offering of home storage organization systems products in certain markets where we currently offer our kitchen refacing products.

Gross profit in the nine months ended September 30, 2010 was $57,700,000, or 53.5% of revenues as compared with $44,773,000, or 55.9% of revenues in the prior year period. Gross profit in dollar terms increased principally due to higher revenues. However, the decline in gross profit as a percentage of revenue reflects a 319 basis point decline due to sales pricing promotions, and 85 basis points decline due to sales mix, offset by a 164 basis point improvement due to cost controls.

Branch operating expenses were $5,760,000, or 5.3% of revenues in the nine months ended September 30, 2010, as compared to $6,002,000, or 7.5% of revenues in the nine months ended September 30, 2009. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. In connection with our SCN market expansion program, in the second quarter 2010, we transitioned three markets to SCN contractors that we previously served through our sales and installation centers. We believe that these markets will generate greater operating profits under the SCN program. As a result, in the second quarter 2010 we recorded a one time charge of approximately $180,000, which is equal to the present value of future rental payments, net of expected sublease receipts, for the remainder of the term of the leases applicable to these facilities. This charge is included in our Branch Operations expense in the above table.

Marketing expenses were $25,425,000, or 23.6% of revenues in the nine months ended September 30, 2010, as compared with $21,075,000, or 26.3% of revenues in the same period last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Marketing expense in dollar terms increased principally due to marketing fees and commissions payable to The Home Depot and our third party in-store service provider as a result of higher revenues. However, marketing expense as a percentage of revenues declined, principally resulting from a lower effective cost associated with our in-store marketing initiatives.

During the past 12 months we made several changes to our marketing initiatives to increase the number of prospective customer leads and reduce the effective cost of marketing, including elimination of our employee based in-store promoters, adjusting the locations in which we utilize our third party in-store service provider, and refocusing our in-store administration personnel on store lead generation. In addition, we have implemented programs to support and leverage The Home Depot’s new national kitchen marketing strategy, which was initiated in January 2010, including the installation of new product displays in The Home Depot stores, and certain sales and marketing promotions. We believe these improvements yielded a more balanced and effective marketing program resulting in increased revenues and lowering our cost of marketing.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $15,694,000, or 14.5% of revenues for the nine months ended September 30, 2010, as compared to $12,519,000, or 15.6% of revenues in the prior year period. The decrease in sales expense as a percentage of revenue is due to leverage of fixed selling expenses on higher revenues. Sales expenses increased in dollar terms principally as a result of higher commissions and incentives on higher revenues ($2,667,000), higher payroll taxes ($251,000), and increased sales materials and supplies ($189,000).

General and administrative expenses were $8,098,000, or 7.5% of revenues in the nine months ended September 30, 2010, as compared to $7,786,000, or 9.7% of revenues in the prior year period. The decrease in general and administrative expense as a percentage of revenue is primarily due to leverage of these expenses on higher revenues. General and administrative expenses increased in dollar terms principally as a result of administrative costs associated with our DIY and SCN programs.

In the second quarter of 2009 we recorded a $1,500,000 liability for the settlement of a class action lawsuit pending against us in the United States District Court for the Central District of California-Western Division.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At September 30, 2010, we had approximately $4,252,000 in cash and cash equivalents and $804,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $14,352,000 at September 30, 2010, as compared to $11,745,000 at December 31, 2009.

Cash utilized in operations was $2,352,000 in the nine months ended September 30, 2010, as compared to $3,228,000 in the nine months ended September 30, 2009. Cash utilized in operations in the current year period included $1,830,000 in settlement of a certain class action lawsuit against us in the United States District Court for the Northern District of California. Without admitting any liability or wrongdoing of any kind, we agreed to the payment of $1,800,000 plus applicable payroll taxes to settle the lawsuit. In December 2009 we recorded the liability for the settlement. In March 2010, in accordance with the Settlement and Release Agreement, we paid a deposit of $500,000 to the class administrator for settlement, and in August 2010 we paid the remaining $1,330,000.

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

We utilized $525,000 for capital expenditures in the nine months ended September 30, 2010, principally consisting of machinery, equipment, computer hardware and software. We utilized $267,000 for capital expenditures in the same period last year.

In September 2010 we sold our deck manufacturing facility. Proceeds from the sale were $2,341,000, of which approximately $1,332,000 was utilized to retire the mortgage on the property.

On March 13, 2008, the Board of Directors authorized a repurchase program for up to $2.0 million of the Company’s outstanding stock. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. We utilized approximately $41,000 to purchase 17,136 shares of stock in the nine months ended September 30, 2010. We utilized approximately $529,000 to repurchase stock in the same period last year.

The principal balance of long term debt and lines of credit consisted of the following at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Frost term loan	$972,222	$1,053,333
Mortgage payable	—	1,420,735
Other	—	40,706

Total debt	972,222	2,514,774
Less current portion	333,333	222,553

Long-term portion	$638,889	$2,292,221

Our term loan is related to our manufacturing facility in Charles City, Virginia. We renewed and extended our Term Loan in September 2010. Under the new terms, the Term Loan is payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25% (4.5% at September 30, 2010), until August 10, 2013, at which time any outstanding principal and accrued interest is due and payable.

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit was renewed in September 2010. The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At September 30, 2010 we had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $2,000,000. Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate plus 1.25%. The Borrowing Base Line of Credit matures on December 2, 2011, at which time any outstanding principal and accrued interest is due and payable.

The Frost credit facilities contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration; and (iii) limit the amount of the Company’s stock that can be repurchased after August 19, 2010 to $500,000. In addition, the credit facility contains covenants which require us to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1, a debt service coverage ratio of not less than 1.5 to 1, and a quick ratio of more than 1 to 1 (excluding current maturities of the Term Loan). We are in compliance with all restrictive covenants at September 30, 2010.

We operate principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant.

In connection with our agreement with The Home Depot, we may open sales and installation centers as we enter new markets or we may utilize our SCN program to expand into additional markets. If we open facilities, it would require expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our agreement with The Home Depot may provide opportunities to introduce additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

We believe that the current economic environment is improving and that we are recovering from the severe economic decline of the past two years. In the short term, we expect that we will continue to face challenges of growth in demand in certain markets in which we operate while other regions of the country will recover at a faster rate. We believe we will be successful in executing our initiatives and that we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months, and that such capacity will be adequate to fund the expansion of our operations under our agreement with The Home Depot for the next 12-18 months. However, if we need additional capital to execute our business strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which includes a summary of the significant accounting policies and methods used by us in the preparation of our financial statements. Except as noted below, there have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In September 2009 the FASB issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about the Company’s involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company adopted this accounting policy on January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

In January 2010 the FASB issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area. The new standard requires additional disclosures related to: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (ii) presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Also, the new standard clarifies the requirements of previously issued accounting guidance in this area related to: (i) a reporting entity’s need to use judgment in determining the appropriate classes of assets and liabilities, and (ii) a reporting entity’s disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company adopted this new standard effective January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

In July 2010, the FASB issued “Credit Quality of Financing Receivables and Allowance for Credit Losses Disclosures” requiring entities to disclose additional information about their allowance for credit losses and the credit quality of their financing receivables, including the nature of the credit risk inherent in their financing receivables portfolio, how the risk is analyzed and assessed in determining the allowance for credit losses, and the changes and reasons for changes in the allowance for credit losses. This guidance is effective as of December 31, 2010. As this guidance provides only additional disclosure requirements, the adoption of this standard will not impact the Company’s results of operations, cash flows or financial position.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010, we are not involved in VIE or off-balance sheet transactions.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, an unfavorable outcome could have a negative impact on the Company and its financial condition and results of operations. However, at this time, the Company believes that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter, we repurchased 3,091 shares of our common stock at a cost of approximately $8,600. The number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2010 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2010 – July 31, 2010	3,091	$2.78	376,018	$888,774
August 1, 2010 – August 31, 2010	—	—	376,018	$888,774
September 1, 2010 – September 30, 2010	—	—	376,018	$888,774

(1)

The Company’s current common stock repurchase program was announced on March 18, 2008. The Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under the Company’s stock repurchase program may be made in the open market at such time and such prices as the Company’s CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through September 30, 2010 were 376,018 shares at a cost of approximately $1,111,000. Our Frost Bank credit facilities contain certain covenants, which among other matters, limit the amount of our stock that can be repurchased after August 19, 2010 to $500,000.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 4, 2010 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1 (a)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2 (b)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3 (c)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4 (d)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5 (d)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1 (b)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2 (b)	Bylaws of U.S. Home Systems, Inc.

3.3 (bb)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1 (b)	Common Stock specimen – U.S. Home Systems, Inc.

10.1 (d)	Purchase and Sale Contract (Improved Property) executed and effective as of October 16, 2002, by and between Remodelers Credit Corporation and MAD, L.L.C. for improved property situated in Prince William County, City of Woodbridge, Virginia

10.2 (d)	Cognovit Promissory Note, dated December 4, 2002, in the principal amount of $2,125,000, executed in favor of General Electric Capital Business Asset Funding Corporation, as Payee, by Remodelers Credit Corporation, as Borrower

10.3 (d)	Guaranty Agreement, dated December 4, 2002, executed in favor of General Electric Capital Business Asset Funding Corporation, as Lender, by U.S. Home Systems, Inc., as Guarantor

10.4 (d)	Deed of Trust, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing, dated as of December 4, 2002, in favor of Lawyers Title Realty Services, Inc., as Trustee, for the benefit of General Electric Capital Business Asset Funding Corporation, as Beneficiary, by Remodelers Credit Corporation, as Trustor

10.5 (d)	Environmental Indemnity Agreement Regarding Hazardous Substances executed on December 4, 2002, by Remodelers Credit Corporation, as Borrower, and U.S. Home Systems, Inc., as Guarantor, for the benefit of General Electric Capital Business Asset Funding Corporation, as Lender

+10.6 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Murray H. Gross

+10.7 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Peter T. Bulger

+10.8 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Steven L. Gross

+10.9 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Robert A. DeFronzo

+10.10 (e)	Employment Agreement by and between the U.S. Home Systems, Inc. and Richard B. Goodner

+10.11 (f)	Amended and Restated 2000 Stock Compensation Plan

+10.12 (g)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.13 (h)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.14 (i)	Non-Employee Director Compensation Plan

+10.15 (i)	Form of Restricted Stock Agreement for Non-Employee Directors

Exhibit Number	Description of Exhibit
+10.16 (i)	Form of Restricted Stock Agreement for Employees

10.17 (j)	First Amended and Restated Loan Agreement, effective as of February 10, 2006, by and between U.S. Home Systems, Inc. (“U.S. Home”) and The Frost National Bank (“Frost Bank”).

10.18 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $4 million payable to the Frost Bank by U.S. Home.

10.19 (j)	Revolving Promissory Note, effective as of February 10, 2006, in the principal amount of $3 million payable to the Frost Bank by U.S. Home.

10.20 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.21 (j)	Term Note, effective as of February 10, 2006, in the principal amount of $875,000 payable to the Frost Bank by U.S. Home.

10.22 (j)	First Amended and Restated Security Agreement executed by U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.23 (j)	First Amended and Restated Security Agreement executed by First Consumer Credit, Inc. (“FCC”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.24 (j)	First Amended and Restated Security Agreement executed by U.S. Remodelers, Inc. (“USR”), a wholly owned subsidiary of U.S. Home, and effective as of February 10, 2006, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.25 (j)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.26 (j)	First Amended and Restated Guaranty Agreement executed by FCC, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.27 (j)	First Amended and Restated Guaranty Agreement executed by USR, and effective as of February 10, 2006, to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.28 (j)	Arbitration and Notice of Final Agreement effective as of February 10, 2006 by and among Frost Bank, U.S. Home, FCC and USR.

10.29 (k)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

+10.30 (l)	Amendment dated June 2, 2006 to Employment Agreement between U.S. Home Systems and Murray H. Gross.

10.31 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.32 (m)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $875,000 Term Loan.

10.33 (m)	First Amendment to First Amended and Restated Loan Agreement dated April 2, 2007 by and between U.S. Home and Frost Bank.

10.34 (m)	Revolving Promissory Note dated April 2, 2007, in the principal amount of $6 million payable to Frost Bank.

10.35 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Home, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit
10.36 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by U.S. Remodelers, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.37 (m)	First Amendment to First Amended and Restated Security Agreement dated April 2, 2007 executed by First Consumer Credit, Inc. pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home.

10.38 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by U.S. Remodelers, Inc. dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.39 (m)	First Amendment to First Amended and Restated Guaranty Agreement executed by First Consumer Credit dated April 2, 2007 to secure payment of indebtedness payable to Frost Bank by U.S. Home.

10.40 (m)	Arbitration and Notice of Final Agreements dated April 2, 2007 by and among Frost Bank, U.S. Home, U.S. Remodelers and First Consumer Credit.

10.41 (n)	Asset Purchase Agreement Among FCC Finance LLC, First Consumer Credit, Inc. and U.S. Home Systems, Inc. dated October 2, 2007. Certain schedules and exhibits have been omitted and will be furnished to the Commission upon request.

10.42 (n)	Transition Services Agreement by and among FCC Finance LLC, First Consumer Credit, Inc., U.S. Remodelers, Inc. and U.S. Home Systems, Inc. dated as of October 2, 2007.

10.43 (o)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

+10.44 (p)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.45 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.46 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.47 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.48 (q)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.49 (r)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.50 (s)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.51 (s)	Revolving Promissory Note dated December 19, 2008 in the principal amount of $4,000,000 payable to Frost Bank

10.52 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.53 (s)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.54 (s)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.55 (s)	Arbitration and Notice of Final Agreement dated December 19, 2008 by and among Frost Bank, U.S. Home Systems, Inc. and U.S. Remodelers, Inc.

Exhibit Number	Description of Exhibit
10.56 (t)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.57 (u)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.58 (v)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.58 (w)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.59 (x)	Revolving Promissory Note dated December 30, 2009, in the principal amount of $2,000,000 payable to Frost Bank.

10.60 (x)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

10.61 (x)	Arbitration and Notice of Final Agreement dated December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.62 (y)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.63 *	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.64 *	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.65 *	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.66 *	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

21.1 (z)	Subsidiaries of the Company

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(a)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(bb)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.

(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 which was filed with the Commission on March 15, 2004, and which is incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 8, 2006, and which is incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on October 8, 2007, and which is incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(u)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(v)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(w)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(x)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(y)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(z)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2006, and which is incorporated herein by reference.