Form 10-K
period 2010-12-31
US HOME SYSTEMS INC
filed 2011-03-17
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2.     Yes  ☐    No  ☒

As of March 10, 2011, 7,163,714 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed by reference to the closing price on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was $13,514,145.

The following documents are incorporated by reference: Portions of the registrant’s proxy statement pertaining to the registrant’s 2011 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

We file annual quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, DC 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website.

You may also request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: U.S. Home Systems, Inc., 405 State Highway 121 Bypass, Building A, Suite 250, Lewisville, Texas, 75067; attention Corporate Secretary, telephone (214) 488-6300. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

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

In February 2008 we began to phase out our installed deck program with The Home Depot. At December 31, 2008 we had completed the manufacture of all pending deck orders for The Home Depot customers and in the first quarter 2009 we had completed the installation of all remaining orders.

In July 2008 we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. In 2009 we rolled out this product offering in 25 markets where we offer our kitchen refacing products. We are continuing to work with The Home Depot to provide for a roll out of these products in additional markets where we offer our kitchen refacing products, however no time table has been established. In connection with this product category, we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizer systems and accessories. In conjunction with the membership interest, we entered into a consulting agreement with Blue Viking in which Blue Viking provides us sales and marketing consulting to support our sales of garage and home storage products.

In the first quarter 2009, under a pilot program with The Home Depot, we began to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in certain markets under the brand name N-Hance. However, due to disappointing sales, we began to phase out this product offering in November 2009 and ceased offering the product in March 2010, at which time the pilot program ended.

In January 2010, The Home Depot initiated their new national kitchen marketing strategy, “A Solution for Every Kitchen and Budget – Replace, Reface, Renew.” In support of this new marketing strategy, we and The Home Depot began installing new kitchen refacing displays into all The Home Depot stores. The new refacing displays better demonstrate the benefits of the cabinet refacing category and our product offerings. In connection with this strategy, thru September 30, 2010, we participated in special sales pricing promotions for cabinet refacing and countertop products.

In January 2010, we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas in which we currently operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors in these smaller markets will be more economical to us than opening and staffing our own sales and installation centers. Additionally, we believe the utilization of the SCN program in certain markets where The Home Depot stores are more remote to the location of our branch sales and installation center will result in greater market penetration in both the remote markets and the market area served by our branch. As of December 31, 2010, our SCN network served 358 The Home Depot stores, 189 of which are in 14 new expansion markets. Within 15 months, we expect to expand into substantially all of the markets encompassing the additional 400 The Home Depot stores identified for our expansion program.

In the first quarter, we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for purchase by The Home Depot customers or their designated installation contractor. The customer or their designated installation contractor completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. At December 31, 2010, the DIY program was available in all 1,985 U.S. The Home Depot stores.

Excluding the DIY program, at December 31, 2010 our home improvement business served The Home Depot in 60 markets covering 35 states. Our installed kitchen refacing products were available in all 60 markets encompassing approximately 1,777 The Home Depot stores. Our installed bath products are currently offered in 17 markets, which include approximately 567 stores.

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

As we enter new markets or expand our existing market presence under The Home Depot brand, we may consider strategic acquisitions and alliances that will provide us sales, marketing, installation or manufacturing synergies, as well as additional products, which we may be able to offer The Home Depot customers. We believe that an opportunity exists to acquire related and complementary businesses in the fragmented residential home improvement industry. The residential home improvement industry is characterized by a proliferation of small local competitors, a need for growth capital, and a potential for significant economies of scale.

In connection with our market expansion program which we initiated in January 2010, we plan to enter these smaller markets utilizing our SCN program. Further, we intend to utilize the SCN program in certain markets where The Home Depot stores are more remote to the location of our branch sales and installation center. We believe utilizing the SCN program in these situations will result in greater market penetration in both the remote markets and the market area served by certain of our branches.

Home Improvement Business

Products and Services

In our home improvement business, we manufacture or procure, design, sell and install custom quality, specialty home improvement products. Our specialty product lines include kitchen refacing, bathroom refacing and home organization storage systems for closets and garages.

Our products and installed services are marketed exclusively through The Home Depot under a service provider agreement which terminates on February 25, 2014, and a product supply agreement related to The Home Depot’s Do-It-Yourself program which terminates December 13, 2013.

The following chart summarizes the percentage of our revenues for each of our primary product lines during the last three fiscal years.

	Percent of Revenues Year ended December 31,
Product Lines	2010	2009	2008
Kitchen Refacing and Countertops	92%	89%	83%
Bathroom Refacing	5%	7%	7%
Home Organization Systems	3%	3%	0%
Deck Products	0%	0%	10%
N-Hance Product	0%	1%	0%

Kitchen Refacing:    Kitchen cabinet refacing is a remodeling technique in which existing cabinetry framework is retained and all exposed surfaces are changed. Under our cabinet refacing system, cabinet doors, drawer fronts and drawer boxes are replaced, all hardware is replaced, and all exposed cabinet surfaces are covered with matching veneer or laminate. We also provide matching valances, molding, space organizers, lazy susans, slide-out shelving and countertops, which include laminate and solid-surface tops, including Corian, Silestone, Staron and granite. Cabinet refacing provides consumers with a lower-cost alternative to total cabinet replacement.

Our cabinet doors and drawer fronts are available in either wood or thermofoil. We purchase certain of our wood doors and wood drawer fronts from vendors, and we manufacture certain thermofoil cabinet doors, drawers and other cabinet refacing products in our Charles City, Virginia facility. Wood products are available in oak, maple, cherry, bamboo and poplar wood and are available in several designs. In addition, our wood cabinet doors are available in a variety of paint and stain colors. We also offer our own Facelifters thermofoil brand cabinet doors as an economical alternative to wood cabinet products. All of our cabinet doors have matching backs and are custom made to exact sizes per customer specifications.

Bathroom Refacing:    Our bathroom remodeling products include acrylic tub liners and wall surrounds vanity cabinetry refacing and shower doors. With the exception of the vanity cabinetry refacing, we purchase our bathroom remodeling products from unaffiliated suppliers and perform all installation services.

Home Organization Products:    Our home organization product line includes garage and closet organization systems. The garage organization product offers our customers a solution for organizing their garages such that they are able to make this part of the house truly multi-functional – for parking automobiles, cleanly and efficiently storing items of necessity as well as providing a family activity area. This is accomplished through ‘slot walls’ that are installed over the existing walls and are made of heavy gauge cellular vinyl, engineered to carry heavy duty accessories. Grooves in these slot walls provide support for hanging accessories (hooks, shelves, baskets), and cabinets for storage utilization. Special purpose pre-packaged kits (‘stations’) cater to specific needs (such as gardening station, kid’s station, etc.) of families. Accessories for the ceiling offer additional storage options. Also, floor tiles made of heavy duty vinyl offer different design options to modify the look of the garage floor.

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

Marketing and Sales

Our home improvement products are currently marketed exclusively through The Home Depot. Although not contractually required to promote or advertise our products, The Home Depot periodically markets our products by including them in its national and regional marketing programs. In January 2010, The Home Depot initiated a new national kitchen marketing strategy, “A Solution for Every Kitchen and Budget- Replace, Reface, Renew”.

In support of this new marketing strategy, we and The Home Depot began replacing and updating kitchen refacing product displays in all The Home Depot stores. The new refacing product displays more prominently display our kitchen refacing product offerings, as well as benefits of refacing as an alternative to other forms of kitchen cabinet remodeling. The displays contain product samples and include general information about available product choices, related products, product features and benefits. The new displays also provide information as to the availability of our products in conjunction with The Home Depot’s DIY program.

In addition to The Home Depot’s advertising, we periodically conduct advertising in other forms of media including direct mail, marriage mail, magazines and newspaper inserts.

We generate a substantial portion of our customer leads through our in-store marketing program. Our in-store marketing program utilizes an independent marketing firm to staff The Home Depot stores. These in-store marketing promoters network with The Home Depot customers to generate customer interest in our products and to schedule in-home presentations. The third party in-store service provider receives a commission fee for each customer who enters into a The Home Depot sales order, subject to our completion of the installation of the sales order.

Our marketing cost to acquire a customer through our in-store marketing program is higher than when the customer is referred to us directly from The Home Depot. The higher cost is a result of two factors: (i) we pay a commission fee to our third party in-store service provider in addition to the fee we pay to The Home Depot on each sale, and (ii) our sales closing efficiencies are generally lower on customer leads sourced through our in-store marketing program than our other lead generation sources, thereby increasing the effective cost of the program.

We maintain a marketing center in Boca Raton, Florida where we receive in-bound calls from potential customers to schedule an in-home presentation for our installed home improvement products. Our sales representatives conduct in-home sales presentations in accordance with our structured marketing programs. We utilize computer software to monitor responses and sales results of our sales staff, including tabulating results of in-home presentations on a daily basis. Such information provides data upon which we evaluate each sales representative’s performance. We continually strive to improve the rate at which our sales professionals convert appointments into sales orders.

Also in our marketing center, we maintain an order processing department for our DIY program. The DIY order processing department receives orders for DIY products from The Home Depot stores and manages these orders through delivery to the customer.

Manufacturing and Installation

We manufacture our kitchen refacing thermofoil cabinet fronts, including cabinet doors, drawer fronts, and cabinets and other refacing products (drawer boxes, valences, laminate countertops, etc.) at our manufacturing facility in Charles City, Virginia. Certain refacing components, including solid surface countertops, wood cabinet doors, wood drawer fronts and hardware are purchased from third-party suppliers. Our bath line of acrylic tub liners and wall surrounds, and materials for our closet and garage organization products are purchased from third-party suppliers.

In the first quarter of 2010, we began offering our Facelifters brand of kitchen refacing products to Home Depot’s DIY customers. Our Facelifters cabinet products are available in all The Home Depot stores. We believe we have the capacity at our manufacturing facility to meet the expected demand for our Facelifter products by both The Home Depot DIY customers and customers for whom we provide installed services.

With the exception of our operations in California and New Jersey and occasional warranty and other service work, independent contractors who meet our qualifications perform most of our installations. Contractors employ their own personnel and are required to maintain their own vehicles, equipment, tools, licenses, workers compensation coverage and general liability insurance. Contractors assume full financial risk in their performance of an installation. We issue our contractors a work order, which specifies all work to be performed pursuant to the sales agreement, for each of our remodeling projects. The contractor can then pick up all necessary materials for the project at our local branch office. In our California and New Jersey operations, we generally utilize employee installers.

Kitchen and bath installations are generally completed within 50 to 60 days after a sales agreement is signed, and within three to five workdays from commencement of the installation. Storage system product contracts are generally completed within 35 to 45 days after a sales agreement is signed. Upon completion of a sales order, the installation crew obtains a certificate of completion signed by the customer and returns all documentation and excess materials to us. We pay the installer upon receipt of the completion certificate for each job. Fees paid by us to subcontractors for an installation are based upon an amount negotiated between the contractor and us. We have specific pay rates for our employee installation crews.

In markets in which we utilize the SCN program, the SCN independent contractor, under our direction, is principally responsible for the sale, installation and service of our home improvement products in the designated market area. We pay the SCN contractor a percentage of the customer contract amount.

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

Raw Materials

We are not dependent upon a single source for our principal raw materials, and such raw materials have historically been readily available. Raw materials used in the manufacturing and installation process for our home improvement products are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials are and will continue to be available from numerous suppliers at competitive prices.

Warranties

Our products are covered by specific warranties. For our kitchen, bathroom, countertop and organization system products, in addition to the manufacturer’s warranty for defective materials, we provide each customer a one-year limited warranty covering workmanship and a limited warranty covering defective materials. For our deck products we provided a one- year warranty covering defective workmanship, a three-year warranty on structure and a limited three-year warranty against rot, decay and termites. Although we have ceased offering our deck products, we will continue to honor our warranty service obligations to The Home Depot customers who purchased our deck products.

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

Customer Payment

The Home Depot customers pay The Home Depot for their home improvement products and services by personal checks, credit cards or financing principally arranged by The Home Depot. The Home Depot pays us for each installed home improvement project less a marketing fee retained by The Home Depot.

Approximately 85% of our customers elect to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. The availability of credit began to deteriorate in the third quarter 2007 and continued declining until peaking in the first quarter 2009. Although there was a brief period in 2009 when the decline rate began to improve, the trend reversed itself and is again increasing. In 2010, the credit decline rate increased 320 basis points to 19.7%, as compared with 16.5% in 2009. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

Seasonality

Our business is subject to seasonal trends. The generation of sales orders for our home improvement products typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income.

Extended periods of extreme inclement weather conditions during the first and fourth quarters of the year in the markets we serve, particularly in the Northeast and Midwest United States, generally negatively impacts our revenues and net income for such periods.

The Home Depot Agreements

The Home Depot Relationship.    We believe our relationship with The Home Depot is a significant factor to the achievement of our long-term growth. In May 2006 we entered into a three year service provider agreement, or SPA, with The Home Depot to sell and install our specialty home improvement products exclusively to The Home Depot customers in designated markets. The termination date of the SPA has been extended to February 25, 2014. Our principal product lines include kitchen and bathroom cabinet refacing products, including countertops and home organization systems for bedroom closets and garages. We are the exclusive provider of installed kitchen cabinet refacing products and services to The Home Depot in the United States.

As a supplement to our SPA, in February 2010 we entered into a standard product supplier agreement, or PSA, with The Home Depot to offer our kitchen cabinet refacing products to The Home Depot DIY customers. In August 2010, the PSA was supplemented to provide, among other things, that it would terminate on December 31, 2013 unless terminated earlier or extended consistent with the provisions of the PSA.

SPA

The following is a summary of material terms and conditions of the SPA, as amended:

Term.    The SPA was effective on May 1, 2006 and shall continue until February 25, 2014 unless terminated earlier or extended consistent with the provisions of the SPA.

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

Trademarks.    Each party has been granted a non-exclusive, royalty-free, revocable license, with certain restrictions, to use the other party’s specified trademarks, trade name and logos in the marketing and installation of our products, which includes our “Facelifters” trademark. We have agreed that The Home Depot may use our “Facelifters” mark solely in connection with the advertising, marketing, displaying and merchandising by The Home Depot of cabinet refacing products and services.

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

PSA

The following is a summary of material terms and conditions of the PSA:

Term.    The PSA was effective on February 11, 2010 and shall continue until December 31, 2013 unless terminated earlier or extended consistent with the provisions of the PSA.

Termination.    We or The Home Depot may terminate the PSA at any time;

(i) with six months prior written notice to the other party;

(ii) for a material breach of any provision of the PSA by a party, if the breaching party does not cure the breach within 30 days of its receipt of written notice;

(iii) without prior notice, if either party seeks relief under the United States Bankruptcy Code or similar law, makes an assignment for the benefit of creditors, or admits in writing its inability to pay its debts as they become due; and

(iv) if the SPA between us and The Home Depot is terminated.

Sale and Purchase of Products.    During the term of the PSA, The Home Depot, subject to certain exceptions, has agreed to exclusively purchase our Facelifters kitchen refacing products on such terms and conditions and in such quantities that may be mutually agreed between us and The Home Depot. We have agreed, during the term of the PSA, that we shall not sell, distribute, rebrand or market our Facelifters products to, nor enter into any agreement or other arrangement with, certain The Home Depot competitors for the sale of our Facelifters products. The Home Depot is not required to purchase our Facelifters products if: (a) we are unable to provide the type or quantities of the products required by The Home Depot or (b) a customer of The Home Depot expresses a preference for products supplied by a supplier other than us.

Other Terms.    The PSA contains various representations, warranties and covenants as is customary in a commercial transaction of this nature. The PSA also contains mutual agreements relating to confidentiality, indemnification and limitations of liability. In addition the PSA provides for price, quantity, quality, delivery, warranty and payment terms for the products.

Environmental and Government Regulations

Generally, our activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, advertising, the licensing of home improvement contractors, building permits, zoning regulations, safety and health, labor laws and regulations. For example, The Home Depot purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off’ period of three or more business days in which to rescind their transaction. We are also subject to federal and state environmental protection laws and regulations, including compliance with the Lead Renovation, Repair and Painting Program issued by the Environmental Protection

Agency (EPA) under the Toxic Substance Control Act which was effective on April 22, 2010 and which requires certain lead-safe practices during renovating, repair, and painting projects to reduce the risk of lead poisoning in homes built prior to 1978. As a result of this regulation, certain of our employees and members of our subcontractor crews must be certified in accordance with EPA requirements in lead-safe renovation and repair practices. Although the certified renovator is not required to be on site at all times, while the renovation project is ongoing, the certified renovator must regularly direct the work being performed to ensure that proper work practices are being followed. When the certified renovator is not on site, he must be available by telephone or other mechanism. We believe we have adequate procedures in place to ensure our compliance with such laws and regulations.

Employees

At December 31, 2010 we had approximately 863 employees, including 135 employees engaged in marketing activities, 388 sales representatives, 204 manufacturing and installation employees, 136 management and administrative personnel.

Risk Factors

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Forward-looking statements may relate to such matters as our ability to obtain new customers under our agreement with The Home Depot, anticipated size or trends of the markets in which we compete and the anticipated competition in these markets, sales and revenue growth, state of the residential housing and credit markets, commodity price inflation, the effect of adopting certain accounting standards, and the demand for our products and services. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report and our Consolidated Financial Statements and related notes in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not perceive them to be material that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Changes in general economic conditions and the impact on consumer confidence or the availability of consumer credit could adversely impact our results of operation.

Our business relies on consumer demand for our home improvement products and services and the availability of financing for home improvement projects. The recent decline in the economic environment, high unemployment, low levels of consumer confidence, home foreclosures and the downward pressure on home prices have adversely affected demand for home improvement products, such as kitchen and bath remodeling projects. Further, recent disruptions in credit markets, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability, have limited the ability of consumers to finance home improvements. Approximately 85% of our The Home Depot customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. The availability of credit began to deteriorate in the third quarter 2007 and continued declining until peaking in the first quarter 2009. Although there was a brief period in 2009 when the decline rate began to improve, the trend reversed and again is increasing. In 2010, the credit decline rate increased to 19.7%, as compared with 16.5% in 2009. The increase in the number of customers who were declined financing for their home improvement project, has adversely impacted our results of operations.

Although we believe the long-term outlook for the home improvement industry and our business is favorable, we cannot provide any assurances that current market conditions will not deteriorate nor can we predict whether the home improvement industry will continue recovering. Continued depressed consumer confidence and low levels of consumer spending for home improvement projects could adversely impact our future results of operation. Furthermore, continued economic turmoil may cause unanticipated shifts in consumer preferences and purchasing practices and in the business model and strategies of The Home Depot, our strategic partner. Such shifts may alter the nature and prices of home improvement products demanded by The Home Depot and its customers and could adversely affect our operating performance.

Termination of our service provider agreement with The Home Depot would have a material adverse effect on our revenues, net income and available liquidity.

Since October 2003 our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. In May 2006 we entered into a three year service provider agreement with The Home Depot, which has been extended to February 2014. During the term of this agreement we have agreed not to enter into any agreement or other arrangements with The Home Depot competitors relating to the marketing, selling or providing of our products and installation services. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. As of December 31, 2010, all of our home improvement operations exclusively served The Home Depot customers in designated markets.

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

Lower than anticipated revenues or higher than anticipated expenses associated with our agreement with The Home Depot could reduce our net income and liquidity. Lower than anticipated revenues from our agreement with The Home Depot could result from an inadequate supply of prospective customer leads or reduced demand for our products. The Home Depot is not contractually required to promote or advertise our products. If we are unable to secure a sufficient quantity of prospective customers, or if sales are less than anticipated due to reduced demand for our products and services, our revenues, net income and liquidity could be adversely effected. Additionally unanticipated delays in expanding into new markets due to factors that may include difficulties in attracting and training an adequate work force and engaging qualified contractors under our SCN program could result in less than anticipated sales levels.

If we incur higher than anticipated operating expenses, including increased labor, material and equipment costs and real estate and improvement expenses for new sales and installation centers, in the markets in which we currently operate or from the roll-out into new The Home Depot markets, including the expansion of our SCN program, our net income may be adversely impacted. If we are unable to maintain adequate liquidity, we may not be able to completely meet our obligations of current or future roll out programs with The Home Depot or take advantage of other future opportunities The Home Depot may present to us.

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

Difficulties in meeting our installation staffing needs, including the engagement of SCN contractors in new markets, could impair our ability to complete projects on time, which could in turn negatively impact our revenues and impair our relationship with The Home Depot and its customers.

To fulfill our growth expectations, we must engage and retain a sufficient number of qualified independent contractors, SCN contractors and employee installers. Historically, during periods of strong economic growth and low unemployment, we experience greater difficulty in meeting our installation labor resource needs. Our inability to engage and retain qualified installers, including SCN contractors, in new markets may impede our ability to timely complete our home improvement projects which could reduce our revenues and impair our relationship with The Home Depot and its customers.

Rising costs, a reduction in the availability of financing, weather, seasonal trends and other factors and conditions in the United States could adversely affect our costs of doing business, demand for our products and services and negatively impact our revenues and net income.

Interest rates, fuel and other energy costs, labor costs, availability of financing, state of the residential housing and credit markets, consumer confidence and general economic outlook, inclement weather in the markets we serve, particularly in the Northeast and Midwest United States, natural disasters, terrorism and other conditions that adversely affect consumer demand for our products and services could adversely affect our financial performance. These and other similar factors could result in a decline in customer leads and sales which would negatively impact our revenues and net income. Additionally our home improvement business is subject to seasonal trends. The generation of sales orders for our products typically declines in the last six weeks of the year during the traditional holiday season. The seasonal variation generally negatively impacts our first quarter revenues and net income.

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

We and The Home Depot compete with large home center retailers in each of the markets in which we and The Home Depot operate, including Sears. Many of these retailers currently offer competing products and services and may look to expand their ability to provide remodeling services directly to their customers. As we continue our expansion program with The Home Depot, we anticipate that we and The Home Depot will face greater competition from these home center retailers. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services.

We have previously been subject to class action litigation which has been costly and has adversely impacted our liquidity and results of operations, and in the future, if we are subject to material litigation, including class action lawsuits, it could adversely impact our liquidity and results of operations.

We have previously been subject to class action lawsuits predicated upon claims for wage and hour violations and unfair business practices. We paid significant legal fees and our management expended substantial time in defending these lawsuits. In 2009 and 2010, without admitting any liability, we settled two class action lawsuits for a total of approximately $3.3 million. Even when there is no basis for imposing liability such lawsuits are particularly costly to defend and resolve due to their scope, complexity and the potentially significant alleged exposure. The class action litigation, including the payment of legal fees and settlement payments, has adversely impacted our liquidity and results of operations, and in the future, if we are subject to material litigation, including class action lawsuits, it could adversely impact our liquidity and results of operations.

We are subject to a variety of federal, state and local law, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business, financial condition and results of operations.

We are subject to various federal, state and local laws and regulations including, but not limited to, regulations promulgated by the Internal Revenue Service, the United States Department of Labor and Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including Americans with Disabilities Act and the Federal Fair Labor Standards Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations. Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgment by public or private plaintiffs, and our business, financial condition and results of operations could be materially adversely affected.

Our business activities and the activities of our sales representatives and contractors are subject to various federal and state laws and regulations and municipal ordinances relating to, among other things, in-home sales, the licensing of home improvement contractors, permitting and zoning regulations. For example, purchasers of our products in an in-home setting are often afforded under Federal Trade Commission rules and various state consumer protection statutes relating to door-to-door sales, a “cooling off’ period of three or more business days in which to rescind their transaction. We are also subject to federal and state environmental protection laws and regulations, including compliance with the Lead Renovation, Repair and Painting Program issued by the Environmental Protection Agency (EPA) under the Toxic Substance Control Act which was effective on April 22, 2010 and which requires certain lead-safe practices during renovating, repair, and painting projects to reduce the risk of lead poisoning in homes built prior to 1978. As a result of this regulation, certain of our employees and members of our subcontractor crews must be certified in accordance with EPA requirements in lead-safe renovation and repair practices. Although the certified renovator is not required to be on site at all times while the renovation project is ongoing, the certified renovator must regularly direct the work being performed to ensure that proper work practices are being followed. When the certified renovator is not on site he must be available by telephone or other mechanism. Violations of any of these or other laws and regulations could result in suspension or revocation of our license to do business in a state, monetary fines, public relations problems or increased regulatory scrutiny and cause us to incur significant legal and other expenses, which could reduce our net income.

If there is a successful challenge by federal or state tax authorities to our treatment of certain workers as independent contractors we could be required to pay past taxes and penalties and our business could be negatively impacted.

Our business operations include the engagement of independent contractors to perform home improvement installations for our and The Home Depot customers. The Internal Revenue Service and state taxing agencies are aggressively enforcing the compliance by employers of the classification of their workers for tax assessment purposes, which is whether a worker is properly classified as an independent contractor or employee. The IRS has announced that the classification of workers is a priority audit item in the business and employer tax area. The classification of workers is subject to complex, and constantly changing, federal and state statutes, rules and regulations. Because we treat these workers as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments or (iii) provide workers compensation insurance. Our contracts with our independent contractors obligate them to pay their own applicable taxes. If a challenge by federal or state taxing authorities of our classification of our contractors were successful, and the contractors at issue were instead treated as employees, we could be liable for past taxes and penalties to the extent that the contractors did not fulfill their contractual obligations to pay those taxes, which could negatively impact our business. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment of the certain workers as contractors would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

The regulatory environment related to information security and privacy is increasingly rigorous, and a significant privacy breach could adversely affect our business.

The protection of The Home Depot, our customer, employee and company data is important to us. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business. In addition, our and The Home Depot customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee or company data could damage our relationship with The Home Depot and result in lost sales, fines and lawsuits.

Compliance with the recent healthcare reform legislation and other changes in the healthcare industry could significantly increase our group medical benefits costs which may adversely affect our net income.

The healthcare industry is subject to changing political, regulatory and other influences. On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act, or “PPACA”, which was amended on March 30, 2010 by The Health Care and Education Reconciliation Act of 2010, widely referred to as “the healthcare reform legislation,” which will make major changes in how health care is delivered and reimbursed. To summarize, PPACA will likely increase the number of individuals who are privately insured, increase the number of individuals with Medicaid coverage, result in reimbursement policies that tie payment to quality, reduce certain payments under Medicare, facilitate the creation of “accountable care organizations” that may use capitation and other alternative payment methodologies, increase enforcement of fraud and abuse laws, and encourage the use of information technology. Many of these changes will not go into effect until future years and many require implementing regulations which have not yet been drafted. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system. While it is too soon to accurately predict the impact of these and other health reform measures on our business, it is possible that our group medical benefits costs will significantly increase which could have a negative impact on our net income.

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

Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. In pursuit of our strategy, we may consider strategic acquisitions or partnerships that will complement or expand our sales, marketing, installation or manufacturing synergies as well as additional products which we may be able to offer The Home Depot customers. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations and other risks affecting the acquired entity. The process of integrating new products or acquired entities, including SCN contractors into our business, will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions and rolling out new products. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. There is no assurance that an acquisition or the introduction of a new product in the marketplace will enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating acquisitions or rolling out new products may result in less than anticipated revenues and net income from such new products or acquisitions.

If additional capital is needed, but not available to us, we may not be able to take advantage of additional growth opportunities.

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

PROPERTIES

As of December 31, 2010 we operated 39 home improvement sales and installation centers and we maintain a marketing center in Boca Raton, Florida. We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. Since we ceased offering our deck product, in August, 2010, we sold our Woodbridge, Virginia manufacturing facility. We maintain our corporate office in Lewisville, Texas.

We lease all our properties, except for our Charles City, Virginia manufacturing facility, which we own. All of our leases are generally for terms of five years or less.

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

	Common Stock
By Quarter Ended	High	Low
Fiscal 2010
March 31, 2010	$2.99	$1.86
June 30, 2010	$3.97	$2.52
September 30, 2010	$3.19	$2.50
December 31, 2010	$5.19	$2.62
Fiscal 2009
March 31, 2009	$2.79	$1.06
June 30, 2009	$2.99	$1.96
September 30, 2009	$3.10	$2.34
December 31, 2009	$2.74	$1.95

As of March 10, 2011, there were 7,163,714 shares of our common stock outstanding held by approximately 161 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We may declare cash dividends from time to time in the future as determined by our board of directors.

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter 2010, we did not repurchase any shares of our common stock. Our current common stock repurchase program was announced on March 18, 2008. Our Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under our stock repurchase program may be made in the open market at such time and such prices as our CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through December 31, 2010 were 376,018 shares at a cost of approximately $1,111,000. Our Frost Bank credit facilities contain certain covenants, which among other matters, limit the amount of our stock that can be repurchased after August 19, 2010 to $500,000. There have been no repurchases of our common stock subsequent to August 19, 2010.

Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1)	526,208	$3.16	—
2004 Restricted Stock Plan(2)	—	$—	316,212
2010 Equity Incentive Plan(3)	15,000	$4.10	485,000

Total	541,208	$3.18	801,212

(1)	Our 2000 Stock Compensation Plan allowed for the granting of stock options to employees, directors and advisors until the plan terminated on November 12, 2010.
(2)	Pursuant to this plan, our employees and directors may be granted restricted stock awards under such terms as determined by our Compensation Committee. The Compensation Committee is authorized to grant up to a maximum of 500,000 restricted stock awards for our common stock under this plan.
(3)	Pursuant to this plan our Compensation Committee is authorized to grant employees and directors incentive stock options, non qualified stock options, reload options, stock appreciation rights and restricted stock awards. The Compensation Committee is authorized to grant stock options and stock awards for up to a maximum of 500,000 shares of our common stock under this plan.

[ REST OF PAGE INTENTIONALLY LEFT BLANK ]

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2010, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$145,873	$110,951	$132,503	$123,275	$120,811
Cost of remodeling contracts	68,552	49,399	62,864	58,803	56,983
Gross profit	77,321	61,552	69,639	64,472	63,828
Costs and expenses:
Branch operations	7,618	7,907	9,031	8,022	7,392
Sales, marketing and license fees	55,281	46,097	48,541	42,692	40,638
General and administrative	10,819	10,365	10,652	9,903	8,888
Loss on sale of building	171	—	—	—	—
Litigation settlements (recovery)	(370)	3,246	—	—	—
Income (loss) from operations	3,802	(6,063)	1,415	3,855	6,910
Other income (expenses)(1)	(89)	(6)	(21)	257	(84)
Income tax expense (benefit)	1,556	(2,069)	619	1,701	2,729
Income (loss) from continuing operations	2,157	(4,000)	775	2,411	4,097
Income (loss) from discontinued operations, net of tax(2)	—	—	—	(2,710)	122
Net income (loss)	$2,157	$(4,000)	$775	$(299)	$4,219
Net income (loss) per common share—basic:
Continuing operations	$0.30	$(0.55)	$0.10	$0.29	$0.50
Discontinued operations	$—	$—	$—	$(0.33)	$0.02
Net income (loss)	$0.30	$(0.55)	$0.10	$(0.04)	$0.52
Net income (loss) per common share—diluted:
Continuing operations	$0.30	$(0.55)	$0.10	$0.29	$0.49
Discontinued operations	$—	$—	$—	$(0.33)	$0.02
Net income (loss)	$0.30	$(0.55)	$0.10	$(0.04)	$0.51
Number of weighted-average shares of common stock outstanding
Basic	7,138,105	7,221,680	7,572,238	8,177,519	8,132,178
Diluted	7,205,774	7,221,680	7,582,871	8,277,402	8,295,233
Balance Sheet Data:
Cash and cash equivalents	$8,027	$6,337	$9,826	$11,616	$10,562
Marketable securities	803	797	2,036	—	—
Total assets	30,949	30,734	31,889	35,307	38,801
Long-term debt and capital leases	889	2,515	2,745	2,861	3,080
Stockholders’ equity	$20,640	$18,355	$22,820	$22,759	$26,887

(1)	Includes interest expense, interest income, and other non-operating items.
(2)	In 2007 the Company sold its consumer finance subsidiary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our audited financial statements for the years ended December 31, 2010, 2009 and 2008, and the notes to these financial statements included therein. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business —Risk Factors” and elsewhere in this report.

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

In February 2008 we began to phase out our installed deck program. At December 31, 2008 we had completed the manufacture of all pending deck orders for The Home Depot customers and in the first quarter 2009 we had completed the installation of all remaining orders.

In July 2008 we and The Home Depot began testing a pilot program in the Dallas market to offer a new range of home storage organization products for closets and garages. In 2009 we rolled out this product offering in 25 markets where we offer our kitchen refacing products. We are continuing to work with The Home Depot to provide for a roll out of these products in additional markets where we offer our kitchen refacing products, however no time table has been established. In connection with this product category, we purchased a 33.33% membership interest in Blue Viking Storage, LLC (“Blue Viking”), a distributor of garage organizer systems and accessories. In conjunction with the membership interest, we entered into a consulting agreement with Blue Viking in which Blue Viking provides us sales and marketing consulting to support our sales of garage and home storage products.

In the first quarter 2009, under a pilot program with The Home Depot, we began to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in certain markets under the brand name N-Hance. However, due to disappointing sales, in November 2009 we began to phase out this product offering and in March 2010 we ceased offering the product and the pilot program ended.

In January 2010 we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas in which we operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. In addition to these new markets, we believe the utilization of the SCN program in certain markets where The Home Depot stores are more remote to the location of our branch sales and installation center will result in greater market penetration in both the remote markets and the market area served by our branch. As of December 31, 2010, our SCN network served 358 The Home Depot stores, 189 of which are in 14 new expansion markets. Within 15 months, we expect to expand into substantially all of the markets encompassing the additional 400 The Home Depot stores identified for our expansion program.

In January 2010 we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for purchase by The Home Depot customers or their designated installation contractor and the customer or their designated installation contractor completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. At December 31, 2010, the DIY program was available in approximately 1,985 U.S. The Home Depot stores.

Excluding the DIY program, at December 31, 2010 our home improvement business served The Home Depot in 60 markets covering 35 states. Our installed kitchen refacing products were available in all 60 markets encompassing approximately 1,777 The Home Depot stores. Our installed bath products are currently offered in 17 markets, which include approximately 567 stores.

Results of Operations

Results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	(In Thousands) Year ended December 31,
	2010		2009
	$	%	$	%
Revenues	145,873	100.0	110,951	100.0
Costs of remodeling contracts	68,552	47.0	49,399	44.5

Gross profit	77,321	53.0	61,552	55.5
Costs and expenses:
Branch operations	7,618	5.2	7,907	7.1
Sales and marketing expense	55,281	37.9	46,097	41.6
General and administrative	10,819	7.4	10,365	9.4
Litigation settlements	(370)	(0.2)	3,246	2.9
Loss on sale of building	171	0.1	—	—

Operating income (loss)	3,802	2.6	(6,063)	(5.5)
Interest expense	99	0.1	145	0.1
Other income	10	—	139	0.1

Income (loss) before income taxes	3,713	2.5	(6,069)	(5.5)
Income tax expense (benefit)	1,556	1.0	(2,069)	(1.9)

Net income (loss)	2,157	1.5	(4,000)	(3.6)

Management’s Summary of Results of Operations.

For the year ended December 31, 2010, revenues increased 31.5% to $145,873,000 from $110,951,000 in the year ended December 31, 2009. The increase in revenues reflected an increase in demand principally in our kitchen refacing and countertop product line. New orders in 2010 increased 29.3% to $148,641,000, from $114,934,000 last year.

We attribute the increase in new orders for kitchen refacing and countertop products principally to The Home Depot’s inclusion of the cabinet refacing category in their new national kitchen marketing strategy, “A Solution for Every Kitchen and Budget—Replace, Reface, Renew.” In support of this new marketing strategy, in January 2010, we and The Home Depot began installing new kitchen refacing displays into all The Home Depot stores. The new refacing displays better demonstrate the benefits of the cabinet refacing category as compared with other forms of kitchen cabinet remodeling. The displays contain product samples and include general information about available product choices, related products and accessories, product features and benefits. In connection with this strategy, thru September 30, 2010, we participated in special sales pricing promotions for cabinet refacing and countertop products.

In addition, we made improvements to our in-store marketing program, better aligning our program with The Home Depot marketing strategy and focusing our personnel on store lead generation. Leveraging the new product displays and synergies we gained from store personnel involvement in the DIY program (which we rolled out simultaneously with the installation of the new displays), resulted in improved in-store dynamics contributing to increased customer demand.

Further, in September 2010, we launched our new kitchen refacing internet micro-site. We believe marketing research indicates that increasing numbers of consumers are utilizing the internet to research and shop home improvement products. Since the launch of our internet micro-site, as of December 31, 2010, we had generated approximately $3,285,000 in new orders from the micro-site.

We believe that these efforts, including contributions from our DIY and SCN market expansion programs, have all contributed to the increase in new orders and resulting revenues.

Despite the increase in new orders, we continue to be challenged by the credit decline rate for our and The Home Depot customers. Approximately 85% of our customers elect to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. The availability of credit began to deteriorate in the third quarter 2007 and continued declining until peaking in the first quarter 2009. In 2010, the credit decline rate increased 320 basis points to 19.7%, as compared with 16.5% in 2009. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

Gross profit for the year ended December 31, 2010 was $77,321,000 or 53.0% of revenues, as compared with $61,552,000 or 55.5% of revenues in the prior year. Gross profit as a percentage of revenue reflects a 186 basis point decline principally due to sales pricing promotions on kitchen refacing and countertop products and 64 basis points decline due to sales mix. As previously noted, in connection with The Home Depot’s new kitchen marketing strategy, we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products. Although the sales price promotions reduced our gross profit margin, we believe such initiatives contributed to higher revenues and increased profitability.

Our operating costs, consisting of branch operating, sales and marketing, and general and administrative expenses, declined as a percentage of revenues in the year ended December 31, 2010 to 50.5%, from 58.1% in the same period last year. The decline reflected increased leverage of our branch operating and general and administrative expenses resulting from higher revenues and sustained cost controls. In addition, sales and marketing costs declined from 41.6% of revenues in the year ended December 31, 2009, to 37.9% of revenues in the year ended December 31, 2010, principally reflecting lower costs in our in-store marketing program.

Net income was $2,157,000, or $0.30 per share for the year ended December 31, 2010, as compared with a net loss of $4,000,000, or loss of $0.55 per share in the same period last year. Both 2010 and 2009 included one time items. One time charges in 2010 included $180,000 for future lease obligations on certain branch facilities which we converted to our SCN network, and a $171,000 loss on the sale of our deck manufacturing plant. In addition, we recovered $370,000 from our insurance carrier as partial reimbursement for legal fees incurred by us defending certain class action lawsuits, which have been settled. Net loss in the year ended December 31, 2009 included one time charges of $3,746,000 related to the aforementioned class action litigation settlements and a sales and use tax matter.

Excluding these one time items, net income for the year ended December 31, 2010 would have been $2,146,000, or $0.30 per diluted share, as compared to net loss of $1,541,000, or $0.21 per diluted share for the year ended December 31, 2009. The loss in 2009 was principally due to a decline in demand resulting from the prolonged weakness in the economy.

Outlook: Our business relies on consumer demand for home improvement products and services and the availability of financing for home improvement projects. We believe the long-term outlook for the home improvement industry and our business is favorable. We believe that the availability of consumer credit for our customers will remain challenging in the short term.

Results of Operations—Detail Review

Revenues for the year ended December 31, 2010 increased 31.5% to $145,873,000 from $110,951,000 in the year ended December 31, 2009. The increase in revenues reflected an increase in demand principally in our kitchen refacing and countertop product line. New orders in 2010 increased 29.3% to $148,641,000, from $114,934,000 in the same period last year.

Revenues and new orders for the year ended December 31, 2010 and 2009, and backlog of uncompleted orders at December 31, 2010 and 2009 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2010	2009	2010	2009	2010	2009
Kitchen refacing and countertops	$134,812	$99,259	$137,502	$102,813	$18,489	$15,799
Bathroom refacing	7,448	8,034	7,679	8,116	1,075	844
Decks	—	251	—	—	—	—
Organization systems	3,597	2,839	3,460	3,411	493	630
N-Hance	16	568	—	594	—	26

Total	$145,873	$110,951	$148,641	$114,934	$20,057	$17,299

Kitchen refacing and countertops – Revenues from kitchen refacing and countertop products increased 35.8% to $134,812,000 in the year ended December 31, 2010, from $99,259,000 in the same period last year. The increase in revenues principally resulted from an increase in demand and reduced cycle time to complete installations.

New orders for kitchen and countertop products were $137,502,000 in the year ended December 31, 2010 as compared to $102,813,000 in the same period last year. The increase reflects improvement in the economic environment and an increase in the number of customer appointments resulting from marketing initiatives.

Bathroom refacing – Revenues from bathroom refacing products were $7,448,000 in the year 2010 as compared with $8,034,000 in 2009. The decrease in revenues is due to lower new orders in the period. New orders for bath products declined 5.4% to $7,679,000 in 2010 from $8,116,000 last year. Although customer appointments increased 13.3% in 2010 as compared to prior year period, both sales conversion rates and the number of customers approved for financing declined, resulting in the decline in new orders.

Decks – We discontinued offering deck products in 2008. We completed the installation of all pending deck orders for The Home Depot customers in the first quarter 2009.

Organization Systems – Revenues form organization systems products were $3,597,000 in the year ended December 31, 2010 as compared to $2,839,000 in the prior year. New orders for organization systems products were $3,460,000 and $3,411,000, respectively. The increase in revenues and orders reflected an increase for closet storage systems products which was offset by a decline in demand for garage storage products.

Gross profit for the year ended December 31, 2010 was $77,321,000 or 53.0% of revenues, as compared with $61,552,000 or 55.5% of revenues in the prior year. Gross profit as a percentage of revenue reflects a 186 basis point decline, principally due to sales pricing promotions on kitchen refacing and countertop products and 64 basis points decline due to sales mix. As previously noted, in 2010 we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products. Although the sales price promotions reduced our gross profit margin, we believe they contributed to higher revenues and increased profit. The price promotions ended September 30, 2010.

Branch operating expenses were $7,618,000 and $7,907,000 for the years 2010 and 2009, respectively. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decline in branch operating expenses is principally due to cost reductions and cost control measures.

In connection with our SCN market expansion program, in the second quarter 2010, we transitioned three markets to SCN contractors that we previously served through our sales and installation centers. We believe that these markets will generate greater operating profits under the SCN program. As a result, we recorded a one time charge of approximately $180,000 for the remainder of the term of the leases applicable to these facilities. This charge is included in our Branch Operations expense.

Marketing expenses were $34,448,000 or 23.6% of revenues in the year ended December 31, 2010 as compared with $28,631,000 or 25.8% of revenues in the year ended December 31, 2009. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Marketing expense in dollar terms increased principally due to marketing fees and commissions payable to The Home Depot and our third party in-store service provider as a result of higher revenues. However, marketing expense as a percentage of revenues declined, principally resulting from a lower effective cost associated with our in-store marketing initiatives.

During the past 12 months we made several changes to our marketing initiatives to increase the number of prospective customer leads and reduce the effective cost of marketing. These initiatives included elimination of our employee based in-store promoters, adjusting the locations in which we utilize our third party in-store service provider and refocusing our in-store administration personnel on store lead generation. In addition, we have implemented programs to support and leverage The Home Depot’s new national kitchen marketing strategy, including the installation of new product displays in The Home Depot stores and certain sales and marketing promotions. We believe these improvements yielded a more balanced and effective marketing program resulting in increased revenues and lowering our cost of marketing.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, travel and recruiting expenses were $20,833,000 or 14.3% of revenues for the year ended December 31, 2010 as compared to $17,466,000, or 15.7% of revenues in the prior year. The decrease in sales expense as a percentage of revenue is due to leverage of fixed selling expenses on higher revenues. Sales expenses increased in dollar terms principally as a result of higher commissions and incentives on higher revenues ($2,845,000), higher sales management salaries ($291,000) and higher payroll taxes ($254,000).

General and administrative expenses were $10,819,000 or 7.4% of revenues in 2010 as compared to $10,365,000 or 9.4% of revenues last year. The decrease in general and administrative expense as a percentage of revenue is primarily due to leverage of these expenses on higher revenues. General and administrative expenses increased in dollar terms principally as a result of administrative costs associated with our DIY and SCN programs and management bonuses.

During the year ended December 31, 2009, we recorded $3,246,000 for certain legal settlements principally in connection with two class action lawsuits. In July 2009, we entered into a Stipulation and Settlement

Agreement in settlement of one of the class action lawsuits in the United States District Court for the Central District of California-Western Division. We fully paid all amounts owed in connection with this settlement in December 2009. On January 20, 2010, we entered into a Settlement and Release Agreement in settlement of the second class action lawsuit and we recorded a liability of approximately $1,830,000 for this settlement as of December 31, 2009. We fully paid all amounts owed in connection with this settlement in August 2010. On January 13, 2011 we agreed with our insurance carrier to receive, net of certain fees, approximately $370,000 as partial reimbursement for legal fees incurred by us in defending these lawsuits.

Our effective income tax expense rate in 2010 was 41.9% as compared to an effective tax benefit rate of 34.1% in 2009. The change in rate reflects changes in the mix and amount of permanent tax differences and state taxes as compared to last year. We operate in certain states which assess income taxes based on amounts other than income. Consequently our income taxes in these states increased our effective tax rate in 2010 and reduced our effective tax benefit rate in 2009.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At December 31, 2010, we had approximately $8,027,000 in cash and cash equivalents and $803,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $15,150,000 at December 31, 2010 as compared to $11,745,000 at December 31, 2009.

Cash provided by operations was $1,657,000 in the year ended December 31, 2010, which included a payment of approximately $1,864,000 related to a class action litigation settlement. Net cash utilized in operations in the year ended December 31, 2009 was $3,188,000.

In 2010 we utilized $728,000 for capital expenditures, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. In addition, in 2010, we sold our deck manufacturing facility. Proceeds from the sale were $2,341,000, of which approximately $1,332,000 was utilized to retire the mortgage on the property.

In 2009 we generated approximately $1,271,000 in proceeds from converting marketable securities to cash and the sale of certain inventories and equipment related to ceasing offering deck products.

On March 13, 2008, our Board of Directors authorized a repurchase program for up to $2.0 million of our outstanding stock. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. Cumulative repurchases under this authorization through December 31, 2010 were 376,018 shares at a cost of approximately $1,111,000. On May 18, 2009, we purchased 204,345 shares of the Company’s common stock owned by a prior officer of the Company for a purchase price of $459,776, or $2.25 per share. The purchase of the 204,345 shares by us was a private transaction and is not included in the $2 million stock repurchase program.

At December 31, 2010, principal and interest payments due under our contractual obligations were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (1)	$943	$366	$577	$—	$—
Operating leases	4,594	2,388	2,011	195	—

	$5,537	$2,754	$2,588	$195	$—

(1)	Long term debt obligations with variable interest rates are assumed to have future interest rate components comparable to the rate incurred in December 2010.

The principal balance of long term debt and lines of credit consisted of the following at December 31, 2010 and 2009.

	December 31,
	2010	2009
Frost term loan	$888,889	$1,053,333
Mortgage payable (Deck facility)	—	1,420,735
Other	—	40,706

Total debt	$888,889	$2,514,774

We have a credit facility with Frost Bank consisting of a term loan and a line of credit. Our term loan is related to our manufacturing facility in Charles City, Virginia. The term loan is payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25% (4.5% at December 31, 2010), until August 10, 2013, at which time any outstanding principal and accrued interest is due and payable.

Our line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”) allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based on an asset formula using accounts receivable and inventory. At December 31, 2010, we had no balance outstanding under the Borrowing Base Line of Credit and a borrowing capacity of $2,000,000. Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate plus 1.25%. The Borrowing Base Line of Credit matures on December 2, 2011, at which time any outstanding principal and accrued interest is due and payable.

Our Frost credit facility, which was renewed and amended in September 2010, contains covenants which require us to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1, a debt service coverage ratio of not less than 1.5 to 1, and a quick ratio of more than 1 to 1, excluding current maturities of the term loan. In addition, the credit facility contains other covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration; and (iii) limit the amount of our stock that we can repurchase under our stock repurchase plan to $500,000 after August 19, 2010. As of December 31, 2010, our tangible net worth was $16,966,000, debt to adjusted tangible net worth was 0.6 to 1, the debt service coverage ratio was 10.8 to 1 and the quick ratio was 1.7 to 1. We are in compliance with all restrictive covenants at December 31, 2010.

We operate principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Our rent expense in 2010 was approximately $3,582,000.

During the years ended December 31, 2010 and 2009 we made settlement payments related to two class action lawsuits in the aggregate amount of $3,246,000. No further obligations remain outstanding related to the lawsuits. On February 8, 2011 we received from our insurance carrier, net of certain fees, approximately $370,000, as partial reimbursement for legal fees incurred by us in defending these lawsuits.

In the fourth quarter of 2009 we recorded a liability of $500,000 related to a certain sales and use tax matter. As of December 31, 2010 the matter has not been resolved. We believe that we have adequately provided for our obligation in this matter, however we may be subject to additional taxes, penalties and interest assessments beyond the amount accrued at December 31, 2010 as revised estimates are made or underlying matters are settled or resolved.

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

In connection with our agreement with The Home Depot we may open sales and installation centers as we enter new markets. If we open new facilities it would require expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. If we enter new markets through our SCN program, we will incur expenses in acclimating such contractors to our system and methods of installation of our products. In addition, our agreement with The Home Depot may provide opportunities to introduce additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note 2 to our Consolidated Financial Statements included elsewhere herein includes a summary of the significant accounting policies and methods used by us in the preparation of our financial statements. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Each quarter we re-evaluate our estimate of accrued warranty obligations. If our warranty experience were to deteriorate, or if our independent subcontractors were not available to correct defective workmanship, our warranty costs could increase and additional reserves may be required. For example, at December 31, 2010, based on historical experience, we estimated our warranty obligation cost per claim at 0.4% of the sales order amount. If, given our same estimated claim experience, our warranty cost per claim were to increase 10%, we would be required to increase our accrued warranty obligation at December 31, 2010 by approximately $13,000.

Goodwill

We are required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. We perform our annual impairment test on December 31 of each year.

For purposes of assessing impairment under Accounting Standards Codification 350-20 (ASC 350-20), the Company is a single reporting unit. We test goodwill for impairment by determining the fair value of the reporting unit and comparing that value to the carrying value of the reporting unit. Historically, we determined the fair value of our reporting unit based on a weighting of market-based and income-based valuation approaches compared to the carrying value of invested capital.

For financial reporting purposes, fair value is defined as the amount at which an asset could be purchased or sold in a transaction between two willing parties, other than in a forced or liquidation sale. In accordance with U.S. GAAP, quoted market prices in active markets are the best evidence of fair value. In addition, U.S. GAAP provides guidance that measuring the fair value of an entity is different from measuring the fair value of that entity’s individual equity securities and that an acquirer of an entity often is willing to pay more for equity securities that give it a controlling interest (a “Control Premium”) than an investor would pay for a number of equity securities that represent less than a controlling interest. Consequently, the fair value of a reporting unit as a whole may exceed its market capitalization. We believe it is appropriate to consider a Control Premium in order to arrive at a control level of value. We utilized a control premium of 18% in our analysis as of December 31, 2009, which we believed was representative of the control level of value for market transactions with characteristics similar to ours.

In addition to the Control Premium adjusted market capitalization approach, we evaluate the fair value of the reporting unit utilizing a market approach which is based on a comparison to valuation multiples of publicly-traded companies that are deemed to be reasonably comparable to the Company. We apply the comparisons of multiples of enterprise values to our last 12 months earnings before interest, taxes, depreciation and amortization (EBITDA), including an appropriate Control Premium.

We also use an income approach to fair value the Company. Under the income approach, we measure an impairment based on a discounted cash flow model (DCF Model) over five years and a terminal period. This methodology is based on projected debt-free cash flows which are discounted to present value using discount factors that reflect the timing and risk of cash flows. The income approach requires management to make assumptions about future sales and costs, new products, new markets, general economic conditions, working capital and capital expenditures. Our estimate of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, lower than anticipated revenues or higher than anticipated costs associated with our operations, prices we pay for materials and labor, and costs associated with our sales and marketing activities, as well as income taxes. In addition, results may differ due to changes in the products we offer and markets in which we serve The Home Depot. If for example, we experienced a decrease in discounted cash flows of more than approximately 25% from any single or a combination of our projection assumptions, the fair value of our goodwill would be less than the carrying value of our goodwill thus necessitating further impairment analysis and possible write downs. In addition, our projections are based on the assumption that our agreement with The Home Depot will be renewed on or before February 2014.

In applying the DCF Model at December 31, 2009 we discounted the estimated cash flows to present value based on a discount rate of 20.75%. The discount rate reflected our weighted average cost of capital and an appropriate risk premium determined by our management to be commensurate with the risk inherent in our business model.

After calculating the fair value of the Company using the three aforementioned methods, we assigned weighting to each method based upon management’s assessment of the extent to which each method best reflects the fair value of the reporting unit. Management believes that each method used has relative merits and that using multiple methods provides a better estimate of fair value. For each of the methods utilized, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, discount factors to use, and selecting and weighting appropriate comparable market level inputs. We have historically placed greater emphasis on the income approach because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance, however we also place a significant weighting on the Control Premium adjusted market capitalization approach. Based upon the results of this testing, we determined that the fair value of the reporting unit exceeded its carrying value of invested capital and therefore management concluded that no impairment of goodwill existed at December 31, 2009. If we were to determine that impairment existed, we would have been required to record a charge to expense to write goodwill down to its fair value.

We have carried forward the detail determination of fair value from 2009 as an estimate of fair value for purposes of our impairment test at December 31, 2010. We made the determination based on our analysis that assets and liabilities of the Company have not changed significantly from 2009, the most recent fair value determination resulted in an amount that exceeded the carrying value of the reporting unit by a significant amount, and based on the analysis of events that have occurred and circumstances that have changed since 2009, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. Further, management assessed the Control Premium adjusted market capitalization of the Company at December 31, 2010 as an additional reasonable measurement of fair value of the Company. In performing the analysis, we utilized the stock price on December 31, 2010 and a Control Premium of 18%. On December 31, 2010, the estimated fair value of the Company based on the Control Premium adjusted market capitalization method exceeded its carrying value by 95%.

Stock Based Compensation

We are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We utilize the Black-Scholes option pricing model (BS Model) to determine the award fair value and recognize the fair value as expense over the requisite service period. The BS Model requires various highly judgmental assumptions including volatility and expected option life. In addition, we are required to estimate the expected forfeiture rate of options and awards and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If any of these assumptions change significantly, stock based compensation expense is adjusted accordingly.

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

In July 2010, the FASB issued “Credit Quality of Financing Receivables and Allowance for Credit Losses Disclosures” requiring entities to disclose additional information about their allowance for credit losses and the credit quality of their financing receivables, including the nature of the credit risk inherent in their financing receivables portfolio, how the risk is analyzed and assessed in determining the allowance for credit losses, and the changes and reasons for changes in the allowance for credit losses. This guidance is effective as of December 31, 2010. As this guidance provides only additional disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial position.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we are not involved in VIE or off-balance sheet transactions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks from changes in short-term interest rates since our credit facilities and debt agreements contain interest rates that vary with interest rate changes in the Prime Rate. However, based on our current aggregate variable debt level, we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

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

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our proxy statement for the 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

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

[REST OF PAGE INTENTIONALLY LEFT BLANK]

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (b) Exhibits:

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. (“USR”) dated as of November 3, 2000

2.2(2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc (“U.S. Home”).

2.3(3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(2)	Bylaws of U.S. Home Systems, Inc.

3.3(5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(2)	Common Stock specimen – U.S. Home Systems, Inc.

+10.1(6)	Amended and Restated 2000 Stock Compensation Plan

+10.2(7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3(8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4(9)	Non-Employee Director Compensation Plan

+10.5(9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6(9)	Form of Restricted Stock Agreement for Employees

10.7(10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8(10)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

Exhibit Number	Description of Exhibit

10.9(11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

10.10(12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11(13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot.

+10.12(14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.15(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.16(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17(16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18(17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21(17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22(18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23(19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24(20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009.

10.25(21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California. (Exhibits omitted and will be furnished to the SEC upon request.)

10.26(22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

Exhibit Number	Description of Exhibit

+10.27(23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.28(24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.29(24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.30(24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31(24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32(25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 17, 2011 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/S/ MURRAY H. GROSS
Murray H. Gross, Chairman, President and Chief Executive Officer

By:	/S/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2011.

Signature	Title	Date

/S/ MURRAY H. GROSS Murray H. Gross	Chairman, President, Chief Executive Officer and Director	March 17, 2011

/S/ ROBERT A. DEFRONZO Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 17, 2011

/S/ RICHARD GRINER Richard Griner	Director	March 17, 2011

/S/ DON A. BUCHHOLZ Don A. Buchholz	Director	March 17, 2011

/S/ LARRY A. JOBE Larry A. Jobe	Director	March 17, 2011

/S/ KENNETH W. MURPHY Kenneth W. Murphy	Director	March 17, 2011

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

U.S. Home Systems, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 17, 2011

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,027,353	$6,336,889
Marketable securities	802,634	797,410
Accounts receivable-trade, net	6,168,778	4,242,435
Accounts receivable-other	729,602	451,090
Income tax receivable	47,383	1,415,582
Commission advances	1,430,869	1,150,154
Inventories, net	3,816,907	3,650,545
Prepaid advertising and marketing	1,785,555	1,103,689
Prepaid expenses—other	809,803	767,278
Deferred income taxes, net	880,882	1,605,813

Total current assets	24,499,766	21,520,885

Property, plant, and equipment, net	2,362,624	2,485,542
Assets held for sale	—	2,514,643
Goodwill	3,589,870	3,589,870
Other assets	496,413	623,365

Total assets	$30,948,673	$30,734,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,644,331	$3,936,798
Accrued wages, commissions, bonuses and vacation	1,995,570	1,588,833
Accrued legal settlement	—	1,897,822
Federal and state taxes payable	1,735,045	1,381,635
Long-term debt, current portion	333,333	222,553
Other accrued liabilities	641,256	748,596

Total current liabilities	9,349,535	9,776,237
Deferred income taxes, net	403,630	310,491
Long-term debt, net of current portion	555,556	2,292,221
Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 7,192,886 and 7,155,058 shares issued; 7,152,718 and 7,132,026 shares outstanding at December 31, 2010 and 2009, respectively	7,193	7,155
Additional capital	14,227,828	14,059,625
Retained earnings	6,494,654	4,337,755
Treasury stock, at cost, 40,168 and 23,032 shares at December 31, 2010 and 2009, respectively	(89,723)	(49,179)

Total stockholders’ equity	20,639,952	18,355,356

Total liabilities and stockholders’ equity	$30,948,673	$30,734,305

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
Revenues from remodeling contracts	$145,873,085	$110,951,328	$132,502,981
Costs of remodeling contracts	68,551,932	49,399,304	62,864,359

Gross profit	77,321,153	61,552,024	69,638,622
Costs and expenses:
Branch operations	7,617,934	7,907,369	9,030,777
Sales and marketing expense	55,281,257	46,096,629	48,540,797
General and administrative	10,818,188	10,364,625	10,652,137
Legal settlements (recovery)	(369,939)	3,246,196	—
Loss on sale of building	171,359	—	—

Income (loss) from operations	3,802,354	(6,062,795)	1,414,911
Interest expense	99,495	144,813	170,823
Other income, net	9,975	139,340	149,911

Income (loss) from continuing operations before income taxes	3,712,834	(6,068,268)	1,393,999
Income tax expense (benefit)	1,555,935	(2,068,603)	618,942

Income (loss) from continuing operations	2,156,899	(3,999,665)	775,057
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(749)
Income tax benefit	—	—	(255)

Loss from discontinued operations	—	—	(494)

Net income (loss)	$2,156,899	$(3,999,665)	$774,563

Net income (loss) per common share:
Basic and diluted:
Continuing operations	$0.30	$(0.55)	$0.10
Discontinued operations	—	—	—

Net income (loss)	$0.30	$(0.55)	$0.10

Weighted average common shares outstanding:
Basic	7,138,105	7,221,680	7,572,238

Diluted	7,205,774	7,221,680	7,582,871

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	8,347,153	$8,347	737,093	$(4,985,306)	$20,173,056	$7,562,857	$22,758,954
Issuance of common stock on restricted stock awards	44,136	44	—	—	(44)	—	—
Excess tax benefits applicable to stock options and awards	—	—	—	—	(32,397)	—	(32,397)
Purchase of treasury stock	—	—	312,253	(974,467)	—	—	(974,467)
Retirement of treasury stock	(737,093)	(737)	(737,093)	4,985,306	(4,984,569)	—	—
Stock compensation	—	—	—	—	293,177	—	293,177
Net income	—	—	—	—	—	774,563	774,563

Balance at December 31, 2008	7,654,196	7,654	312,253	(974,467)	15,449,223	8,337,420	22,819,830

Issuance of common stock on restricted stock awards	41,057	41	—	—	(41)	—	—
Excess tax benefits applicable to stock options and awards	—	—	—	—	(46,209)	—	(46,209)
Purchase of treasury stock	—	—	250,974	(555,987)	—	—	(555,987)
Retirement of treasury stock	(540,195)	(540)	(540,195)	1,481,275	(1,480,735)	—	—
Stock compensation	—	—	—	—	137,387	—	137,387
Net income	—	—	—	—	—	(3,999,665)	(3,999,665)

Balance at December 31, 2009	7,155,058	7,155	23,032	(49,179)	14,059,625	4,337,755	18,355,356

Issuance of common stock on stock option exercise and restricted stock awards	37,828	38	—	—	18,462	—	18,500
Purchase of treasury stock	—	—	17,136	(40,544)	—	—	(40,544)
Excess tax benefits applicable to stock options and restricted stock awards	—	—	—	—	(7,399)	—	(7,399)
Stock compensation	—	—	—	—	157,140	—	157,140
Net income	—	—	—	—	—	2,156,899	2,156,899

Balance at December 31, 2010	7,192,886	$7,193	40,168	$(89,723)	14,227,828	$6,494,654	$20,639,952

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$2,156,899	$(3,999,665)	$774,563
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	878,557	1,038,760	1,163,194
Net provision (recovery) for bad debts	7,793	(36,113)	68,881
Write-down of long-lived assets	—	—	242,350
Unrealized (gain) loss on marketable equity securities	1,608	(11,074)	—
Stock based compensation	157,140	137,387	293,177
Excess income tax expense from stock option exercises and awards released	7,399	46,209	32,397
Loss on disposal of assets	179,250	21,944	6,305
Changes in operating assets and liabilities:
Accounts and other receivables	(2,212,648)	(1,569,015)	734,303
Inventories	(166,362)	(111,908)	1,669,068
Commission advances and prepaid expenses	(1,005,106)	(49,669)	370,075
Accounts payable	707,533	967,890	(2,854,081)
Accrued legal settlement	(1,897,822)	1,897,822	—
Accrued expenses	406,737	192,507	(357,991)
Income taxes	2,532,280	(1,158,562)	411,265
Other assets and liabilities, net	(96,193)	(554,467)	(41,480)

Net cash provided by (used in) operating activities	1,657,065	(3,187,954)	2,512,026

Cash flows from investing activities
Purchases of property, plant, and equipment	(727,279)	(736,096)	(863,127)
Proceeds from sale of assets and marketable securities	42,472	1,271,560	—
Proceeds from sale of assets held for sale	2,341,150	—	—
Purchase of marketable securities	(6,832)	—	(2,040,062)
Purchase of equity method investment	—	—	(195,000)
Other	(1,490)	(3,837)	(14,251)

Net cash provided by (used in) investing activities	1,648,021	531,627	(3,112,440)

Cash flows from financing activities
Proceeds from borrowing on lines of credit	—	900,000	—
Principal payments on lines of credit, long-term debt	(1,585,179)	(1,130,116)	(182,787)
Excess income tax benefit (expense) from stock option exercises and awards released	(7,399)	(46,209)	(32,397)
Purchase of treasury stock	(40,544)	(555,987)	(974,467)
Issuance of common stock	18,500	—	—

Net cash used in financing activities	(1,614,622)	(832,312)	(1,189,651)

Net increase (decrease) in cash and cash equivalents	1,690,464	(3,488,639)	(1,790,065)
Cash and cash equivalents at beginning of year	6,336,889	9,825,528	11,615,593

Cash and cash equivalents at end of year	$8,027,353	$6,336,889	$9,825,528

Supplemental disclosure of cash flow information
Interest paid	$99,495	$144,813	$177,867

Cash payments of income taxes, net of refunds	$(690,707)	$72,226	$109,058

Supplemental disclosure of non-cash investing and financing activities
Termination of franchise agreement and notes payable	$40,706	—	—

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including accounts receivable, marketable securities and accounts payable, approximate fair value due to their short-term nature. Based on prevailing interest rates at December 31, 2010, management believes that the carrying value of long-term debt approximates its fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank accounts and money market funds.

Investments

At December 31, 2010, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on significant other observable inputs which are considered Level 2 securities in accordance with U.S. GAAP. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $7,939, $37,440 and $43,000 in interest earnings and an unrealized holding gain (loss) of ($1,608), $11,074 and ($4,000) respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the years ended December 31, 2010, 2009 and 2008 the Company’s share of income loss from affiliated entities was approximately $2,000, $3,000 and ($10,000), respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $190,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009.

Commission Advances

Sales commissions are earned and finally calculable upon completion of installation of a sales order. Commission advances represent payments made against estimated sales commissions on sales orders received but not yet completed. The balance of any sales commission due is paid upon completion of the sales order. In the event a sales order is cancelled after the commission advance, or if the final calculated earned sales commission is less than the commission advance, such excess is recoverable from any and all subsequent final commission payments. The Company provides for estimated losses of uncollectible commission advances based upon specific identification of problem accounts and historical losses. Commission advances are reported net of estimated losses of $23,000 and $43,000 at December 31, 2010 and 2009, respectively.

Concentrations of Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash deposits in banks in excess of federally insured limits and accounts receivable from The Home Depot. The Company believes the risk of loss associated with its cash deposits to be remote. At December 31, 2010, substantially all of the Company’s trade receivables are due from The Home Depot.

Accounts Receivable-trade

Trade accounts receivable consist primarily of amounts due from The Home Depot. Trade accounts receivable are reported net of an allowance for doubtful accounts. The Company provides for estimated losses of uncollectible accounts based upon specific identification of problem accounts and expected default rates based on historical default rates. An allowance for doubtful accounts is established through a provision for bad debts charged against income. The Company charges off accounts against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The change in the allowance for doubtful accounts is as follows:

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$53,704	$141,158	$131,378
Provision for doubtful accounts	7,793	(36,113)	68,881
Write-offs, net of recoveries	(33,388)	(51,341)	(59,101)

Balance at end of year	$28,109	$53,704	$141,158

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Inventories

Inventories (consisting of raw material and work-in-process) are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Amounts in work-in process inventories relate to costs expended on firm orders and include material, labor and manufacturing overhead costs. The Company recognizes inventory reserves for unusable, slow-moving and obsolete items. As of December 31, 2010 and 2009, inventories are reflected net of reserves of $48,000 and $30,000, respectively.

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

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at December 31, 2010 and 2009 is $3,589,870.

Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company performed an impairment test as of December 31, 2010 and 2009.

For purposes of assessing impairment testing in accordance with U.S. GAAP, the Company is a single reporting unit. The Company determined the fair value of its reporting unit at December 31, 2009 based on a weighting of market and income approaches. Under the income approach, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the Company’s current business model. The Company places greater emphasis on the income approach because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. The market approach includes consideration of our market capitalization and an expected control premium, based on comparable transaction history and comparisons to guideline companies. Based upon the results of this testing, the Company concluded that no impairment of goodwill existed at December 31, 2009.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

We have carried forward the detail determination of fair value from 2009 as an estimate of fair value for purposes of our impairment test at December 31, 2010. We made the determination based on our analysis that assets and liabilities of the Company have not changed significantly from 2009, the most recent fair value determination resulted in an amount that exceeded the carrying value of the reporting unit by a significant amount, and based on the analysis of events that have occurred and circumstances that have changed since 2009, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. The Company concluded that no impairment existed at December 31, 2010.

Intangible Assets

As of December 31, 2010, intangible assets other than goodwill consist of license agreements which allow the Company to sell certain products in selected markets. The gross carrying value of intangible assets was $252,505 at December 31, 2010 and $606,009 at December 31, 2009, and accumulated amortization was $168,337 and $403,787, respectively. During 2010 the Company ceased offering its N-Hance product which was subject to a franchise agreement with a subsidiary of The Home Depot. In connection with this change, the Company and The Home Depot agreed to terminate the franchise agreements and cancel the Company’s related notes payable. Accordingly, the Company reduced its intangible assets cost and accumulated authorization as a result of the transaction. The Company did not incur a loss in connection with the cancellation of the franchise agreement.

Also during 2010, the Company wrote off its fully amortized intangible asset pertaining to a non-competition agreement with a former employee which was fully authorized in February 2010.

The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the year ended December 31, 2010, the Company did not incur any costs to renew or extend its intangible assets. Intangible assets are amortized on a straight line basis, with estimated useful lives based on the terms of the related agreement. Amortization expense was approximately $77,000, $295,000 and $25,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted average remaining life of the intangible assets at December 31, 2010 is approximately 40 months. Amortization expense is estimated to be approximately $25,000 for the years ending December 31, 2011, 2012 and 2013 and approximately $8,000 for the year ending December 31, 2014. Intangible assets are included in “Other Assets” on the Company’s Consolidated Balance Sheets.

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

Revenue Recognition

Remodeling contract revenue is recognized in accordance with contract accounting utilizing the completed contract method. The completed contract method is used due to the short-term nature of our contracts. Revenue is recognized upon substantial completion and acceptance by the customer of each home improvement contract. Cost of remodeling contracts represents the costs of direct materials and labor associated with installation, and manufacturing costs, including shipping and handling costs.

Advertising and Marketing

The Company’s advertising and marketing consists of a variety of media sources including direct mail, marriage mail, magazines, newspaper inserts and in-store displays at selected The Home Depot stores. The Company expenses all such costs as incurred. In-store displays are capitalized and depreciated over their estimated useful lives.

In connection with the Company’s in-store marketing program, the Company engages an unaffiliated service provider whose function is to generate prospective customer leads for the Company in designated The Home Depot stores. For each customer lead in which the Company enters into a sales order, the service provider receives a fee. The Company prepays the service provider fee upon entry into the sales order with the customer; however, the fee is not finally earned and calculable until completion of installation of the respective sales order. The Company records the advance payment in prepaid expense and recognizes the final expense in marketing expenses upon completion of installation of the sales order. If a sales order is cancelled after the advance payment, or if the final calculated earned fees are less than the advance payment, such excess is refundable by the service provider. Commission advances to the service provider of $1,786,000 and $1,104,000 are recorded as Prepaid advertising and marketing as of December 31, 2010 and 2009 respectively.

Marketing expense also includes marketing fees paid to The Home Depot on each sale.

Advertising and marketing expenses were approximately $34,448,000, $28,631,000 and $30,239,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

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

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$196,165	$298,367	$274,770
Provision for warranty expenses	210,739	251,356	1,002,526
Warranty costs incurred	(278,750)	(353,558)	(978,929)

Balance at end of year	$128,154	$196,165	$298,367

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

Recently Adopted Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board, the “FASB”, issued new guidance regarding determining the primary beneficiary of a variable interest entity (“VIE”) by using a qualitative rather than quantitative analysis. In addition, the guidance requires the Company to evaluate on a continuous basis whether an enterprise is the primary beneficiary of a VIE, expand its disclosures about the Company’s involvement with a VIE and consolidate any VIEs if the Company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company adopted this accounting policy on January 1, 2010. The adoption did not have an effect on the Company’s results of operations or financial position.

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

In July 2010, the FASB issued “Credit Quality of Financing Receivables and Allowance for Credit Losses Disclosures” requiring entities to disclose additional information about their allowance for credit losses and the credit quality of their financing receivables, including the nature of the credit risk inherent in their financing receivables portfolio, how the risk is analyzed and assessed in determining the allowance for credit losses, and the changes and reasons for changes in the allowance for credit losses. This guidance is effective as of December 31, 2010. As this guidance provides only additional disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial position.

3.	Information About Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s current reporting segment consists only of the home improvement business. In the home improvement business, the Company manufactures or procures designs, sells and installs custom kitchen and bathroom cabinet refacing products, laminate and solid surface countertops and organization storage systems for closets and garages. The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (SPA), which terminates on February 25, 2014, and a product supply agreement (“PSA”) related to The Home Depot’s Do-It-Yourself program (“DIY”), which terminates on December 31, 2013.

In February 2008, the Company and The Home Depot mutually agreed to terminate the installed deck program under the SPA. In the first quarter of 2009, the Company had completed the manufacture and installation of all customer orders for deck products.

In July 2008, the Company and The Home Depot began offering a new range of home storage organization products for closets and garages. In connection with this product category, in 2008 the Company purchased a 33.33% membership interest in Blue Viking Storage, LLC, (“Blue Viking”), a distributor of garage organizer systems and accessories, and entered into a marketing consulting agreement with Blue Viking to provide sales and marketing consulting to support the Company’s entry and expansion into the garage and home storage industry.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

In the first quarter 2009, the Company began a pilot program to market and sell a wood kitchen cabinet and wood floor refinishing product to The Home Depot customers in several markets under the brand name N-Hance. However, due to disappointing sales, the Company began phasing out this product offering in November 2009 and ceased offering the product in March 2010, at which time the pilot program ended. In connection with ending the pilot program, the related franchise agreements and remaining balance of the notes payable were cancelled.

In January 2010, the Company initiated a new expansion program with The Home Depot to provide products and services to The Home Depot customers in certain markets which are much smaller in size than the major metropolitan areas in which the Company previously operated. In support of this expansion into these smaller markets, the Company is utilizing independent contractors for the sales, installation and service of its home improvement products (the “SCN Network”). In addition, the Company will utilize the SCN Network to serve certain The Home Depot stores which are more remote to its sales and installation centers to better penetrate these markets.

In January 2010, the Company began to offer its kitchen refacing products in conjunction with The Home Depots Do-It-Yourself program. Under the DIY program the customer, or their designated contractor, completes the installation of the Company’s kitchen refacing products.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Home Improvement Product Lines:
Kitchen refacing and countertops	$134,812	$99,259	$110,543
Bathroom refacing	7,448	8,034	8,981
Decks	—	251	12,665
Organizers	3,597	2,839	314
N-Hance	16	568	—

Total Home Improvement revenues	$145,873	$110,951	$132,503

Our home improvement business is subject to seasonal trends. The generation of new orders for our products through our relationship with The Home Depot typically declines in the last six weeks of the year during the holiday season, which negatively impacts our first quarter revenues and net income. Extreme weather conditions in the markets we serve occasionally impact our revenues and net income.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement

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

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs which are supported by little or no market activity.

We measure our cash equivalents and marketable securities at fair value using quoted market prices.

Assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 are as follows:

	Fair value measurement at reporting date using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,616,696	$2,616,696	$—	$—
Marketable securities:
Municipal Bond funds	802,634	—	802,634	—

Total	$3,419,330	$2,616,696	$802,634	$—

	Fair value measurement at reporting date using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,916,130	$2,916,130	$—	$—
Marketable securities:
Municipal Bond funds	797,410	—	797,410	—

Total	$3,713,540	$2,916,130	$797,410	$—

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Inventories

Inventories, net of applicable reserves, consisted of the following:

	December 31,
	2010	2009
Raw materials	$1,900,426	$2,106,966
Work-in-progress	1,916,481	1,543,579

Total	$3,816,907	$3,650,545

In 2008, in connection with the Company’s decision to cease offering deck products, the Company recorded a charge of approximately $245,000 to write-down deck raw materials to their net realizable value. The write-down charge is included in “Costs of remodeling contracts” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008. As of December 31, 2009, there was no remaining deck inventory.

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2010	2009
Buildings and improvements	$802,094	$792,066
Machinery and equipment	2,054,390	2,527,106
Furniture, fixtures, and computer equipment	5,142,211	5,373,642
Leasehold improvements	609,348	593,560
Construction in process	264,786	471,065

	8,872,829	9,757,439
Less accumulated depreciation and amortization	(6,560,205)	(7,321,897)

	2,312,624	2,435,542
Land	50,000	50,000

	$2,362,624	$2,485,542

Depreciation and amortization expense related to property, plant and equipment was approximately $802,000, $747,000, and $1,377,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

In 2008, the Company agreed with The Home Depot to terminate the installed deck program under the SPA. In connection with the Company’s decision to cease offering deck products, the Company recorded a charge of approximately $239,000 to write-down manufacturing equipment assets at the Company’s Woodbridge, Virginia deck manufacturing facility and in-store displays at certain The Home Depot stores. The charge is included in depreciation expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2008.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Property, Plant, and Equipment (Continued)

In connection with the Company’s decision to cease offering deck products, the Company had reclassified its deck manufacturing equipment and facility as “Assets Held for Sale” on it’s Consolidated Balance Sheet. The Company culminated the sale of these assets in August 2010 with the sale of its manufacturing facility and recorded a loss of $171,000 on the sale of the manufacturing facility.

7.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	December 31,
	2010	2009
Frost term loan	$888,889	$1,053,333
Mortgage payable	—	1,420,735
Other	—	40,706

Total long-term debt	888,889	2,514,774
Less current portion	(333,333)	(222,553)

Long-term portion	$555,556	$2,292,221

Maturities of debt under the Company’s credit facilities as of December 31, 2010, are as follows:

2011	$333,333
2012	333,333
2013	222,223

Total	$888,889

Frost Loan Agreement

The Company has a loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”). In September 2010, the Loan Agreement was modified, renewed and extended. The Loan Agreement as amended provides for a borrowing base line of credit (the “Borrowing Base Line of Credit”) and a term loan (the “Term Loan”). The Loan Agreement and related notes are secured by substantially all of the assets of the Company and its subsidiaries, and the Company’s subsidiaries are guarantors.

Term Loan—The Term Loan is payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25% (4.5% at December 31, 2010), until August 10, 2013, at which time any outstanding principal and accrued interest is due and payable. Prior to amendment, the Term Loan was payable in monthly principal payments of $6,667, plus accrued interest at the London Interbank Offered Rate, or LIBOR, plus 2.0% (2.25% at December 31, 2009). At December 31, 2010, the Company had outstanding borrowings of approximately $889,000 under the term loan.

Borrowing Base Line of Credit—The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based on an asset formula using accounts receivable and inventory. At December 31, 2010, the Company had no balance outstanding under the Borrowing Base Line of Credit and a borrowing capacity of $2,000,000.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Credit Facilities (Continued)

Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate plus 1.25%. The Borrowing Base Line of Credit matures on December 2, 2011, at which time any outstanding principal and accrued interest is due and payable. Prior to amendment, interest on the Borrowing Base Line of Credit was payable monthly on the unpaid balance at the prime rate of the lender plus 0.5%. The Borrowing Base Line of Credit maturity date was extended from September 2, 2010.

The Company’s credit facility contains covenants which require the Company to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1, a debt service coverage ratio of not less than 1.5 to 1, and a quick ratio of more than 1 to 1, excluding current maturities of the Term Loan. Prior to the September 2, 2010 amendment, the Company’s covenants did not require the Company to maintain a debt service coverage ratio of 1.5 to 1. In addition, the Company’s credit facilities contain other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration; and (iii) limit the amount of the Company’s stock that can be repurchased after August 19, 2010 to $500,000. The Company is in compliance with all restrictive covenants at December 31, 2010.

Mortgage Payable

In connection with the Company’s decision to cease offering deck products, the Company sold its deck manufacturing facility in Woodbridge, Virginia on August 25, 2010 to an unaffiliated third party. Proceeds from the sale were used to retire the mortgage on the property, including prepayment fees and related closing costs.

8.	Commitments and Contingencies

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Rent expense recognized under non-cancelable operating leases was approximately $3,582,000, $3,691,000 and $3,619,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2010, are as follows:

2011	$2,388,139
2012	1,426,513
2013	487,096
2014	97,530
2015	100,456
Thereafter	94,655

Total minimum lease payments	$4,594,389

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Commitments and Contingencies (Continued)

Other Taxes

The Company is subject to audits in various jurisdictions for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at December 31, 2010. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

Litigation

During the year ended December 31, 2009, the Company recorded $3,246,000 for certain legal settlements principally in connection with two class action lawsuits. In July 2009, the Company entered into a Stipulation and Settlement Agreement in settlement of one of the class action lawsuits in the United States District Court for the Central District of California-Western Division. The Company fully paid all amounts owed in connection with this settlement in December 2009. On January 20, 2010, the Company entered into a Settlement and Release Agreement in settlement of the second class action lawsuit and the Company recorded a liability of approximately $1,830,000 for this settlement as of December 31, 2009. The Company fully paid all amounts owed in connection with this settlement in August 2010. On January 13, 2011 the Company agreed with its insurance carrier to receive, net of certain fees, approximately $370,000 as partial reimbursement for legal fees incurred by the Company in defending these lawsuits.

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

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases under this authorization through December 31, 2010 were 376,018 shares at a cost of approximately $1,111,000 of which 335,850 were cancelled and reclassified as authorized and unissued shares on June 5, 2009. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Capitalization (Continued)

On May 18, 2009, the Company and Peter T. Bulger, a former officer of the Company, entered into a Stock Purchase Agreement whereby the Company purchased 204,345 shares of the Company’s common stock owned by Mr. Bulger for a purchase price of $459,776, or $2.25 per share. The purchase of the 204,345 shares by the Company was a private transaction and is not included in the Company’s $2 million Stock Purchase Program. Mr. Bulger resigned on February 2, 2009 as the Company’s president and chief operating officer. Mr. Bulger is not currently an affiliate of the Company.

On June 5, 2009, the Board of Directors approved the cancellation and reclassification of the 204,345 shares purchased from Mr. Bulger as authorized and unissued shares and 335,850 shares of common stock purchased by the Company pursuant to its publicly announced $2 million Stock Purchase Plan.

Our credit facility contains certain covenants which among other matters, limit the amount of our common stock the Company may purchase after August 19, 2010 to $500,000. These have been no repurchases of our common stock under the program subsequent to August 19, 2010.

10.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Reserve for doubtful accounts	$10,876	$39,584
Compensation accruals	236,221	282,079
Accruals and reserves	704,374	557,925
Inventory reserves	68,563	58,697
Legal settlement accrual	—	798,064
Other	106,857	56,568

Total gross deferred tax assets	1,126,891	1,792,917

Deferred tax liabilities:
Prepaid expenses	(108,091)	(140,456)
Depreciation	(398,409)	(357,139)
Other	(143,139)	—

Total gross deferred tax liabilities	(649,639)	(497,595)

Net deferred tax asset	$477,252	$1,295,322

Deferred taxes consisted of the following:
Current deferred income taxes	$880,882	$1,605,813
Noncurrent deferred income taxes	(403,630)	(310,491)

Net deferred tax asset	$477,252	$1,295,322

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The provision (benefit) for income taxes from continuing operations at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	Year Ended December 31,
	2010	2009	2008
Federal tax at statutory rate	$1,262,363	$(2,063,211)	$473,960
State income taxes, net of federal tax benefit	265,392	(127,733)	138,226
Other	28,180	122,341	6,756

Total income taxes (benefit)	$1,555,935	$(2,068,603)	$618,942

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal
Continuing operations	$500,848	$(1,196,614)	$367,580
Discontinued operations	—	—	(255)

	500,848	(1,196,614)	367,325

State
Continuing operations	237,017	164,538	160,203
Discontinued operations	—	—	—

	237,017	164,538	160,203

Total current	737,865	(1,032,076)	527,528

Deferred:
Federal
Continuing operations	652,978	(690,560)	74,408
Discontinued operations	—	—	—

	652,978	(690,560)	74,408

State
Continuing operations	165,092	(345,967)	16,751
Discontinued operations	—	—	—

	165,092	(345,967)	16,751

Total deferred	818,070	(1,036,527)	91,159

Total income taxes (benefit) from continuing operations	1,555,935	(2,068,603)	618,942
Total income taxes (benefit) from discontinued operations	—	—	(255)

Total income taxes (benefit)	$1,555,935	$(2,068,603)	$618,687

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. The Company did not make contributions for the years ended December 31, 2010, 2009 and 2008.

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

Each stock option is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the compensation committee, usually over a period of three to five years. The option agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date of grant. The exercise prices for options granted under the plans may be no less than the fair market value of the common stock on the date of grant. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises.

The Company’s 2000 Stock Compensation Plan (the “Plan”) expired in November 2010. The Plan previously provided for up to 3,000,000 shares of common stock with respect to which options may be granted under the Plan, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. Options granted under the Plan expire after 10 years from the date of grant. At December 31, 2010, options to purchase 526,208 shares of common stock were outstanding under the Plan.

Pursuant to the Company’s 2004 Restricted Stock Plan (“2004 RS Plan”), the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the compensation committee. No awards may be granted under 2004 RS Plan after March 2014. The compensation committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the 2004 RS Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The compensation committee is authorized to grant up to a maximum of 500,000 shares of common stock. At December 31, 2010, 316,212 shares were available for issuance.

On June 17, 2010 the Company’s stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the grant of up to 500,000 shares of common stock in any combination of incentive stock options, non-qualified stock options, reload options, stock appreciation rights or restricted stock awards, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock. No awards may be granted under the 2010 Plan after March 15, 2020. At December 31, 2010, options to purchase 15,000 shares of common stock were outstanding, and awards for up to 485,000 shares were available for grant under the 2010 Plan.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock issued under the Restricted Stock Plan and may elect to receive restricted stock in lieu of their quarterly cash compensation. During the year ended December 31, 2010 and 2009, the Company issued 25,926 and 24,357 shares, respectively, to non-employee directors as compensation and recorded approximately $70,000 and $59,000, respectively, of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance.

Compensation Cost Recognized

The Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense for awards on a ratable basis over the vesting period.

For the years ended December 31, 2010, 2009 and 2008, stock based compensation consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Stock compensation from:
Stock Options	$86,000	$72,000	$39,000
Stock Awards	71,000	62,000	254,000

Total Compensation Cost	$157,000	$134,000	$293,000

Tax Benefit Recognized	$32,000	$26,000	$99,000

Stock Options

The following information summarizes stock options outstanding and exercisable at December 31, 2010:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$1.85 - $3.00	346,000	$2.28	8.44	190,836	$1.97
$3.17 - $4.95	130,455	$3.49	5.27	70,455	$3.57
$5.31 - $8.36	64,753	$7.35	1.82	64,753	$7.35

	541,208	$3.18	6.89	326,044	$3.39

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2010, 2009 and 2008, are as follows:

	2010			2009			2008
	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	403,005	$3.27		371,838	$3.94		234,194	$6.09
Granted	153,000	2.98		98,000	2.69		198,000	1.85
Exercised	(10,000)	1.85		—	—		—	—
Forfeited, canceled or Expired	(4,797)	6.88		(66,833)	6.15		(60,356)	5.42

Outstanding at end of year	541,208	3.18	$1,084	403,005	$3.27	$136	371,838	$3.94	$147

Exercisable at end of year	326,044	3.39	$649	250,012	$3.82	$89	239,844	$5.09	$49

Weighted average fair value of options granted during the year	$0.94	—	—	$0.92	—	—	$0.50	—	—

During 2010, 10,000 shares were exercised by tendering $18,500 to pay the exercise price. The total intrinsic value of options exercised (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) during 2010 was $30,500. There were no options exercised during 2009 and 2008. The fair value of stock option awards vested during the years ended December 31, 2010, 2009 and 2008 was $156,000, $31,000 and $44,000, respectively.

During 2010, 2009, and 2008 the Company granted to employees and directors options to purchase 153,000 and 98,000 shares of the Company’s common stock, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were determined with the following assumptions:

	Assumptions
	2010	2009	2008
Weighted average fair value of grants	$0.94	$0.92	$0.50
Risk-free rate of return	0.98% - 2.18%	1.80%	2.97%
Expected life	4.5 years	4.5 years	3 years
Expected volatility	35%	35%	35%
Expected dividend yield	0%	0%	0%

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

upon management’s estimate of future volatility for the Company’s stock price. When estimating future volatility, the Company considers a number of factors, including the Company’s historical stock price volatility, the Company’s expected growth under its program with The Home Depot and the economic environment. The Company has not declared any dividends during 2010, 2009 and 2008.

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

Compensation expense related to stock options was approximately $86,000, $72,000 and $39,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had $127,000 total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 3.16 years.

Restricted Stock Awards

For the years ended December 31, 2010, 2009 and 2008, restricted stock award activity is as follows:

	2010		2009		2008
	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant
Outstanding at beginning of year	1,902	$12.24	18,602	$10.46	44,758	$9.33
Granted	25,926	2.70	26,175	2.38	19,930	3.67
Vested	(27,828)	3.35	(41,057)	5.15	(44,136)	6.36
Forfeited, canceled or expired	—	—	(1,818)	12.24	(1,950)	7.82

Outstanding at end of year	—	—	1,902	$12.24	18,602	$10.46

The Company recognizes compensation expense for restricted stock awards on a ratable basis over the vesting period. Compensation expense related to restricted stock awards was approximately $71,000 ($43,000 net of tax benefit), $62,000 ($38,000 net of tax benefit) and $254,000 ($155,000 net of tax benefit) for the years ended December 31, 2010, 2009 and 2008, respectively. Excess tax expense from restricted stock classified as a financing source of cash was approximately $7,000, $46,000 and $32,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $74,000, $211,000 and $281,000, respectively.

As of December 31, 2010, the Company had no unrecognized compensation cost related to restricted stock awards. The Company’s Awards are not performance based and vest with continued employment. Awards are generally subject to forfeiture in the event of termination of employment.

13.	Discontinued Operations

In September 2007, the Company sold its consumer finance subsidiary as a result of the transaction, the financial operating results of the consumer finance business have been reclassified as discontinued operations in the accompanying consolidated statements of operations.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year ended December 31,
	2010	2009	2008
Income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$2,156,899	$(3,999,665)	$775,057
Income (loss) from discontinued operations	—	—	(494)

Income (loss) applicable to common stockholders	$2,156,899	$(3,999,665)	$774,563

Weighted average shares outstanding – basic	7,138,105	7,221,680	7,572,238
Effect of dilutive securities	67,669	—	10,633

Weighted average shares outstanding – diluted	7,205,774	7,221,680	7,582,871

Net income (loss) per basic share:
Continuing operations	$0.30	$(0.55)	$0.10
Discontinued operations	—	—	—

Net income (loss) per basic share	$0.30	$(0.55)	$0.10

Net income (loss) per diluted share:
Continuing operations	$0.30	$(0.55)	$0.10
Discontinued operations	—	—	—

Net income (loss) per diluted share	$0.30	$(0.55)	$0.10

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the years ended December 31, 2010, 2009 and 2008, approximately 110,000, 403,000 and 140,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2010				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$33,127	$35,187	$39,555	$38,004	$26,170	$25,503	$28,423	$30,855
Gross Profit	18,433	18,979	20,288	19,621	14,480	14,307	15,986	16,779
Net income (loss)	365	464	620	708	(960)	(1,211)	(510)	(1,319)
Net income (loss) per common share:
Basic	$0.05	$0.07	$0.09	$0.10	$(0.13)	$(0.17)	$(0.07)	$(0.18)
Diluted	$0.05	$0.06	$0.09	$0.10	$(0.13)	$(0.17)	$(0.07)	$(0.18)
Weighted average common shares outstanding
Basic	7,136,846	7,135,613	7,136,762	7,143,145	7,351,835	7,243,213	7,141,801	7,143,880
Diluted	7,172,275	7,214,002	7,197,667	7,261,054	7,351,835	7,243,213	7,141,801	7,143,880

	(In thousands, except per share amounts)
	2008
	Q1	Q2	Q3	Q4
Revenues	$31,947	$35,485	$34,982	$30,089
Gross Profit	16,560	18,924	18,281	15,874
Income (loss) from continuing operations	(5)	720	600	(540)
Discontinued operations	—	—	—	—
Net income (loss)	(5)	720	600	(540)
Net income (loss) from continuing operations per common share:
Basic	$.00	$.09	$.08	$(.07)
Diluted	$.00	$.09	$.08	$(.07)
Discontinued operations per common share:
Basic	$.00	.00	.00	.00
Diluted	$.00	.00	.00	.00
Net income (loss) per common share:
Basic	$.00	.09	.08	(.07)
Diluted	$.00	.09	.08	(.07)
Weighted average common shares outstanding
Basic	7,659,285	7,616,074	7,568,907	7,441,106
Diluted	7,659,285	7,621,046	7,566,459	7,441,106

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(2)	Bylaws of U.S. Home Systems, Inc.

3.3(5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(2)	Common Stock specimen—U.S. Home Systems, Inc.

+10.1(6)	Amended and Restated 2000 Stock Compensation Plan

+10.2(7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3(8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4(9)	Non-Employee Director Compensation Plan

+10.5(9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6(9)	Form of Restricted Stock Agreement for Employees

10.7(10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8(10)	Deed of Trust, Security Agreement—Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.9(11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

10.10(12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11(13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.29).

IOE-1

Exhibit Number	Description of Exhibit
+10.12(14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.15(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.16(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17(16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18(17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21(17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22(18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23(19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24(20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.25(21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.26(22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.27(23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.28(24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

IOE-2

Exhibit Number	Description of Exhibit
10.29(24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.30(24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31(24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32(25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.

IOE-3

(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.

IOE-4