Form 10-Q
period 2011-06-30
US HOME SYSTEMS INC
filed 2011-08-11
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐             No  ☒

As of August 2, 2011 there were 7,242,404 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,434,832	$8,027,353
Marketable securities	810,770	802,634
Accounts receivable-trade, net of allowance for doubtful accounts of $150,743 and $28,109	9,009,515	6,168,778
Accounts receivable-other	128,342	729,602
Income tax receivable	5,396	47,383
Commission advances	1,174,157	1,430,869
Inventories	3,334,133	3,816,907
Prepaid advertising and marketing	2,163,418	1,785,555
Prepaid expenses	1,082,560	809,803
Deferred income taxes	884,218	880,882

Total current assets	28,027,341	24,499,766

Property, plant, and equipment, net	2,193,922	2,362,624
Goodwill	3,589,870	3,589,870
Other assets	476,798	496,413

Total assets	$34,287,931	$30,948,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,558,319	$4,644,331
Accrued wages, commissions, bonuses and vacation	2,306,110	1,995,570
Federal and state taxes payable	2,342,064	1,735,045
Long-term debt, current portion	—	333,333
Other accrued liabilities	572,199	641,256

Total current liabilities	10,778,692	9,349,535
Deferred income taxes	403,630	403,630
Long-term debt, net of current portion	—	555,556
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,242,404 and 7,192,886 shares issued; 7,242,404 and 7,152,718 shares outstanding at June 30, 2011 and December 31, 2010, respectively	7,242	7,193
Additional capital	14,572,224	14,227,828
Retained earnings	8,526,143	6,494,654
Treasury stock, at cost, 0 and 40,168 shares at June 30, 2011 and December 31, 2010, respectively	—	(89,723)

Total stockholders’ equity	23,105,609	20,639,952

Total liabilities and stockholders’ equity	$34,287,931	$30,948,673

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2011	2010
Revenues from remodeling contracts	$43,769,000	$35,187,404
Cost of remodeling contracts	20,024,588	16,208,249

Gross profit	23,744,412	18,979,155

Costs and expenses:
Branch operations	1,915,301	2,076,123
Sales and marketing expense	15,760,030	13,414,030
General and administrative	3,398,582	2,681,131

Income from operations	2,670,499	807,871

Interest expense	2,225	30,849
Other income	7,700	9,902
Income before income taxes	2,675,974	786,924
Income tax expense	1,096,364	322,944

Net income	$1,579,610	$463,980

Net income per common share:
Basic	$0.22	$0.07

Diluted	$0.21	$0.06

Weighted average common shares outstanding:
Basic	7,234,738	7,135,613

Diluted	7,420,556	7,214,002

Dividends declared per common share	$0.015	$—

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months ended June 30,
	2011	2010
Revenues from remodeling contracts	$82,758,913	$68,314,902
Cost of remodeling contracts	38,206,607	30,903,185

Gross profit	44,552,306	37,411,717

Costs and expenses:
Branch operations	3,835,939	4,037,866
Sales and marketing expense	30,603,153	26,484,154
General and administrative	6,488,286	5,434,439

Income from operations	3,624,928	1,455,258

Interest expense	15,608	64,970
Other income	11,802	2,339

Income before income taxes	3,621,122	1,392,627
Income tax expense	1,481,039	564,014

Net income	$2,140,083	$828,613

Net income per common share:
Basic	$0.30	$0.12

Diluted	$0.29	$0.12

Weighted average common shares outstanding:
Basic	7,205,097	7,136,226

Diluted	7,389,822	7,194,285

Dividends declared per common share	$0.015	$—

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2011

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2011	7,192,886	$7,193	40,168	$(89,723)	$14,227,828	$6,494,654	$20,639,952
Issuance of common stock on stock option exercise and restricted stock awards	54,178	54	—	—	163,058	—	163,112
Excess tax benefits applicable to stock option awards	—	—	—	—	2,043	—	2,043
Stock compensation	—	—	—	—	99,465	—	99,465
Net income	—	—	—	—	—	560,473	560,473

Balance at March 31, 2011	7,247,064	$7,247	40,168	$(89,723)	$14,492,394	$7,055,127	$21,465,045
Issuance of common stock on stock option exercise and restricted stock awards	35,508	35	—	—	109,023	—	109,058
Retirement of treasury stock	(40,168)	(40)	(40,168)	89,723	(89,683)	—	—
Excess tax benefits applicable to stock option awards	—	—	—	—	3,640	—	3,640
Stock compensation	—	—	—	—	56,850	—	56,850
Dividends declared	—	—	—	—	—	(108,594)	(108,594)
Net income	—	—	—	—	—	1,579,610	1,579,610

Balance at June 30, 2011	7,242,404	$7,242	—	$—	$14,572,224	$8,526,143	$23,105,609

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$2,140,083	$828,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	420,206	462,534
Stock compensation	156,315	76,535
Tax expense applicable to release of stock awards	(5,683)	—
Net provision for bad debt	122,634	21,761
Loss on disposal of assets	28,983	19,083
Unrealized gain on marketable securities	(2,419)	(797)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,362,111)	(3,752,333)
Inventories	482,774	61,775
Commission advances and prepaid expenses	(393,908)	(982,261)
Accounts payable	805,394	1,426,425
Accrued legal settlement	—	(569,032)
Accrued wages, commissions, bonuses and vacation	310,540	321,302
Income taxes	651,353	857,937
Other assets and liabilities, net	(63,597)	50,896

Net cash provided by (used in) operating activities	2,290,564	(1,177,562)
Cash flows from investing activities
Purchases of property, plant and equipment	(267,862)	(313,789)
Purchase of marketable securities	(5,717)	(3,628)
Other	1,530	(1,580)

Net cash used in investing activities	(272,049)	(318,997)
Cash flows from financing activities
Principal payments on lines of credit and debt	(888,889)	(105,877)
Proceeds from issuance of common stock	272,170	—
Tax expense applicable to release of stock awards	5,683	—
Purchase of treasury stock	—	(31,947)

Net cash used in financing activities	(611,036)	(137,824)

Net increase (decrease) in cash and cash equivalents	1,407,479	(1,634,383)
Cash and cash equivalents at beginning of period	8,027,353	6,336,889

Cash and cash equivalents at end of period	$9,434,832	$4,702,506

Supplemental disclosure of cash flow information
Interest paid	$15,608	$64,970

Cash payments of income taxes	$717,108	$88,027

Supplemental disclosure of non-cash investing and financing activities
Termination of franchise agreement and notes payable	$—	$40,706

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Investments

At June 30, 2011, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on significant other observable inputs which are considered Level 2 securities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended June 30, 2011 and 2010, the Company recognized $2,802 and $2,040, in interest earnings and an unrealized holding gain of $2,419 and $399, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized $5,717 and $4,328, respectively in interest earnings and an unrealized holding gain of $2,419 and $797, respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three months ended June 30, 2011 and 2010, the Company’s share of income (loss) from affiliated entities was approximately $200 and $3,000, respectively, and is included in the Company’s consolidated operating results. For the six months ended June 30, 2011, the Company’s share of income (loss) from affiliated entities was approximately ($1,000) and $2,000, respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $189,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at June 30, 2011. At December 31, 2010, the carrying value of the investment was approximately $190,000.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Goodwill

The amount of goodwill at June 30, 2011 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment or decline in value may have occurred. The Company performed an impairment test as of December 31, 2010. During the six months ended June 30, 2011, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2010 analysis.

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$139,937	$128,154
Provision for warranty expenses	67,209	162,728
Warranty costs incurred	(56,376)	(140,112)

Balance at end of period	$150,770	$150,770

Other Intangible Assets

The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the six months ended June 30, 2011, the Company did not incur any costs to renew or extend its franchise agreement, which is classified as an intangible asset and included in “Other assets” in the Company’s Consolidated Balance Sheets as of June 30, 2011.

Accounting Standards Update to be Implemented in Future Periods

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The new guidance is effective January 1, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3. Information About Segments (Continued)

In January 2010, the Company began to offer its kitchen refacing products in conjunction with the DIY program. Under the DIY program, the customer, or their designated contractor, completes the installation of the Company’s kitchen refacing products.

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Home Improvement Product Lines:
Kitchen refacing and countertops	$40,032	$32,082	$76,326	$62,523
Bathroom refacing	2,980	1,887	4,920	3,501
Organizers	757	1,218	1,513	2,275
Other	—	—	—	16

Total Home Improvement revenues	$43,769	$35,187	$82,759	$68,315

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

Assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are as follows:

	Fair value measurement at reporting date using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,616,958	$2,616,958	$—	$—

Marketable securities:
Municipal bond funds	810,770	—	810,770	—

Total assets	$3,427,728	$2,616,958	$810,770	$—

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4. Fair Value (Continued)

	Fair value measurement at reporting date using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,616,696	$2,616,696	$—	$—

Marketable securities:
Municipal bond funds	802,634	—	802,634	—

Total assets	$3,419,330	$2,616,696	$802,634	$—

5. Inventories

Inventories, net of applicable reserves, consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$1,477,819	$1,900,426
Work-in-progress	1,856,314	1,916,481

Total	$3,334,133	$3,816,907

6. Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	June 30, 2011	December 31, 2010
Frost term loan	$—	$888,889

Total debt	—	888,889
Less current portion	—	(333,333)

Long-term portion	$—	$555,556

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

Borrowing Base Line of Credit - The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based on an asset formula using accounts receivable and inventory. At June 30, 2011, the Company had no balance outstanding under the Borrowing Base Line of Credit and a borrowing capacity of $2,000,000. Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate plus 1.25%. The Borrowing Base Line of Credit matures on December 2, 2011, at which time any outstanding principal and accrued interest is due and payable.

The Company’s credit facility contains covenants which require the Company to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1, a debt service coverage ratio of not less than 1.5 to 1, and a quick ratio of more than 1 to 1, excluding current maturities of the Term Loan. In addition, the Company’s credit facilities contain other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration; and (iii) limit the amount of the Company’s stock that can be repurchased after August 19, 2010 to $500,000. The Company is in compliance with all restrictive covenants at June 30, 2011.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7. Commitments and Contingencies

Other Taxes

The Company is subject to audits in various jurisdictions from time to time for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however, the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at June 30, 2011. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

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

8. Capitalization

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market, at such times and such prices as the Company may determine appropriate. During the six months ended June 30, 2011, the Company did not repurchase any shares under the stock repurchase program. Cumulative repurchases under this authorization through June 30, 2011 were 376,018 shares, at a cost of approximately $1,111,000, of which 335,850 and 40,168 shares were cancelled and reclassified as authorized and unissued shares on June 5, 2009 and April 21, 2011, respectively. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

The Company’s credit facility contains certain covenants which among other matters limit the amount of common stock the Company may purchase under the program after August 19, 2010 to $500,000. There have been no repurchases of common stock under the program subsequent to August 19, 2010.

9. Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income applicable to common stockholders	$1,579,610	$463,980	$2,140,083	$828,613

Weighted average shares outstanding – basic	7,234,738	7,135,613	7,205,097	7,136,226
Effect of dilutive securities	185,818	78,389	184,725	58,059

Weighted average shares outstanding – diluted	7,420,556	7,214,002	7,389,822	7,194,285

Net income per share:
Basic	$0.22	$0.07	$0.30	$0.12

Diluted	$0.21	$0.06	$0.29	$0.12

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9. Income Per Share (Continued)

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2011 approximately 25,000 and 33,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share, because the effect would have been anti-dilutive. For the three and six months ended June 30, 2010, approximately 86,000 and 135,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2011 included herein, and our audited financial statements for the years ended December 31, 2010, 2009 and 2008, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

In January 2010 we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas in which we operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. In addition to these new markets, we believe the utilization of the SCN program in certain markets where The Home Depot stores are more remote to the location of our branch sales and installation center will result in greater market penetration in both the remote markets and the market area served by our branch. As of June 30, 2011, our SCN network served approximately 350 The Home Depot stores, 190 of which are in 14 new expansion markets. Within 12 months, we expect to expand into substantially all of the markets encompassing the additional 400 The Home Depot stores identified for our expansion program.

Also in January 2010, we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for purchase by The Home Depot customers or their designated installation contractor and the customer or their designated installation contractor completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. The DIY program is currently available in all 1,976 U.S. The Home Depot stores.

Excluding the DIY program, at June 30, 2011 our home improvement business served The Home Depot in 60 markets covering 37 states. Our installed kitchen refacing products were available in all 60 markets encompassing approximately 1,815 The Home Depot stores.

During the first quarter 2011, we expanded our bath product offering to 109 additional The Home Depot stores. At June 30, 2011 our installed bath products are offered in 23 markets, which include approximately 676 The Home Depot stores.

Results of Operations

Results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	(In Thousands) Three Months ended June 30,
	2011		2010
	$	%	$	%
Revenues	43,769	100.0	35,187	100.0
Costs of remodeling contracts	20,025	45.8	16,208	46.1

Gross profit	23,744	54.2	18,979	53.9

Costs and expenses:
Branch operations	1,915	4.4	2,076	5.9
Sales and marketing expense	15,760	36.0	13,414	38.1
General and administrative	3,399	7.7	2,681	7.6

Operating income	2,670	6.1	808	2.3
Interest expense	2	—	31	0.1
Other income	8	—	10	—

Income before income taxes	2,676	6.1	787	2.2
Income tax expense	1,096	2.5	323	0.9

Net income	1,580	3.6	464	1.3

Management’s Summary of Results of Operations.

For the three months ended June 30, 2011, revenues increased 24.4% to a record $43,769,000 from $35,187,000 in the three months ended June 30, 2010. The increase in revenues reflected an increase in demand in both our kitchen refacing and countertop product line and our bath refacing product line. New orders in the second quarter ended June 30, 2011 increased 17.7% to $44,047,000, from $37,415,000 in the second quarter last year.

Demand for kitchen refacing products continues to improve following changes we implemented last year, including The Home Depot’s inclusion of the cabinet refacing category in their new national kitchen marketing strategy, “A Solution for Every Kitchen – Replace, Reface, Renew”, improvements to our in-store marketing program which better align our program with The Home Depot marketing strategy and the launch of our kitchen refacing internet micro-site. In addition, revenues from our SCN market expansion program and our DIY program (programs which we initiated in the first quarter of 2010) increased $2,318,000 or 201% in the second quarter 2011 as compared to the same period last year.

In the first quarter 2011, we expanded the offering of our bath products into 109 additional The Home Depot stores. Revenues from bathroom refacing products in the second quarter 2011 increased 57.9% reflecting contribution from the expansion and increased marketing initiatives.

During the second quarter 2011, we continued to be challenged by the credit decline rate for our and The Home Depot customers. Approximately 85% of our customers elect to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. The credit decline rate increased to 18.3% in the second quarter 2011 from 17.4% in the first quarter 2011, but improved as compared with 19.6% in the second quarter 2010. Nevertheless, the decline rate remains significantly higher than our historical 7.0% average. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

Gross profit for the second quarter 2011 was $23,744,000 or 54.2% of revenues, as compared with $18,979,000 or 53.9% of revenues in the same period last year. Gross profit as a percentage of revenue increased on pricing changes as compared to the second quarter last year, however the percentage increase was offset principally from sales mix.

Net income was $1,580,000, or $0.21 per share for the three months ended June 30, 2011, as compared with $464,000, or $0.06 per share in the same period last year.

Results of Operations – Detail Review

Revenues and new orders for the three months ended June 30, 2011 and 2010, and backlog of uncompleted orders at June 30, 2011 and 2010 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2011	2010	2011	2010	2011	2010
Kitchen refacing and Countertops	$40,032	$32,082	$40,056	$34,775	$22,319	$19,482
Bathroom refacing	2,980	1,887	3,156	1,771	1,689	848
Organization systems	757	1,218	835	869	525	463

Total	$43,769	$35,187	$44,047	$37,415	$24,533	$20,793

Kitchen refacing and countertops – New orders for kitchen and countertop products were $40,056,000 in the three months ended June 30, 2011 as compared to $34,775,000 in the same period last year. The increase reflects an increase in the number of customer appointments resulting from marketing initiatives, as well as growth in our SCN market expansion program which we initiated in the first quarter of 2010.

Revenues from kitchen refacing and countertop products increased 24.8% to $40,032,000 in the three months ended June 30, 2011, from $32,082,000 in the same period last year. The increase in revenues is commensurate with the increase in new orders.

Bathroom refacing – New orders for bath products increased 78.2% to $3,156,000 in the second quarter 2011 from $1,771,000 in the same quarter last year. During the first quarter 2011, we expanded the bath program into 109 additional The Home Depot stores. The increase in new orders is principally due to the program expansion and increased marketing activities generating an increase in the number of customer appointments. Revenues from bathroom refacing products increased 57.9% to $2,980,000 in the second quarter 2011 as compared with $1,887,000 in the second quarter 2010.

Organization Systems – New orders for organization systems products were $835,000 in the three months ended June 30, 2011 as compared to $869,000 in the prior year period. Revenues from organization systems products were $757,000 and $1,218,000, respectively.

Gross profit for the second quarter 2011 was $23,744,000 or 54.2% of revenues, as compared with $18,979,000 or 53.9% of revenues in the same period last year. Gross profit as a percentage of revenue increased 183 basis points principally due to a combination of a price increase in 2011 and pricing discount incentives offered in the second quarter last year (in 2010 we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products). This increase was offset by 153 basis points principally due to sales mix.

Branch operating expenses were $1,915,000, or 4.4% of revenues in the second quarter 2011, as compared to $2,076,000, or 5.9% of revenues in the second quarter last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies.

Marketing expenses were $10,042,000 or 22.9% of revenues in the second quarter 2011 as compared with $8,266,000 or 23.5% of revenues in the second quarter last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Marketing expense in dollar terms increased principally due to marketing fees and commissions payable to The Home Depot and our third party in-store service provider as a result of higher revenues. Marketing expense as a percentage of revenues declined due to sales mix and greater leverage over our fixed marketing expenses on higher revenues.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $5,718,000, or 13.1% of revenues for the second quarter 2011, as compared to $5,148,000, or 14.6% of revenues in the prior year second quarter. The decrease in sales expense as a percentage of revenue is due to reduced sales commission rates and greater leverage of fixed selling expenses on higher revenues. Sales expenses in dollar terms increased principally as a result of higher commissions and incentives on higher revenues ($448,000) and higher payroll taxes and benefit costs ($114,000).

General and administrative expenses were $3,399,000, or 7.7% of revenues in the second quarter 2011, as compared to $2,681,000, or 7.6% of revenues in the second quarter last year. The increase in general and administrative expense principally reflects higher compensation costs, including salary, bonus, payroll taxes and benefits ($543,000), and higher operating expenses for communications ($49,000), recruiting expenses ($41,000) and provision for bad debt ($70,000).

Results of Operations

Results of operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

	(In Thousands) Six Months ended June 30,
	2011		2010
	$	%	$	%
Revenues	82,759	100.0	68,315	100.0
Costs of remodeling contracts	38,207	46.2	30,903	45.2

Gross profit	44,552	53.8	37,412	54.8

Costs and expenses:
Branch operations	3,836	4.6	4,038	5.9
Sales and marketing expense	30,603	37.0	26,484	38.8
General and administrative	6,488	7.8	5,434	8.0

Operating income	3,625	4.4	1,456	2.1
Interest expense	16	—	65	0.1
Other income (expense)	12	—	2	—

Income before income taxes	3,621	4.4	1,393	2.0
Income tax expense	1,481	1.8	564	0.8

Net income	2,140	2.6	829	1.2

Management’s Summary of Results of Operations.

For the six months ended June 30, 2011, new orders increased 21.5% to $87,234,000, from $71,818,000 in the same period last year. Revenues increased 21.1% to $82,759,000 from $68,315,000, respectively.

The increase in revenues reflected an increase in demand in both our kitchen refacing and countertop product line and our bath refacing product line. Revenues from our SCN market expansion program and our DIY program (programs which we initiated in the first quarter of 2010) increased $4,975,000 or 397% in the six months period.

In the first quarter 2011, we expanded the offering of our bath products into 109 additional The Home Depot stores. Revenues from bathroom refacing products in the six months ended June 30, 2011 increased 40.5% reflecting contribution from the expansion and increased marketing initiatives.

Gross profit for the six months period ended June 30, 2011 was $44,552,000 or 53.8% of revenues, as compared with $37,412,000 or 54.8% of revenues in the same period last year. Gross profit as a percentage of revenue increased on pricing changes as compared to the six month period last year, however the percentage increase was offset principally from sales mix.

Net income was $2,140,000, or $0.29 per share for the six months ended June 30, 2011, as compared with $829,000, or $0.12 per share in the same period last year.

Results of Operations – Detail Review

Revenues and new orders for the six months ended June 30, 2011 and 2010, and backlog of uncompleted orders at June 30, 2011 and 2010 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2011	2010	2011	2010	2011	2010
Kitchen refacing and Countertops	$76,326	$62,523	$80,155	$66,206	$22,319	$19,482
Bathroom refacing	4,920	3,501	5,535	3,504	1,689	848
Organization systems	1,513	2,275	1,544	2,108	525	463
Other	—	16	—	—	—	—

Total	$82,759	$68,315	$87,234	$71,818	24,533	$20,793

Kitchen refacing and countertops – New orders for kitchen and countertop products increased 21.1% to $80,155,000 in the six months ended June 30, 2011 as compared to $66,206,000 in the same period last year. The increase reflects an increase in the number of customer appointments resulting from marketing initiatives, as well as growth in our SCN market expansion and our DIY programs which we initiated in the first quarter of 2010.

Revenues from kitchen refacing and countertop products increased 22.1% to $76,326,000 in the six months ended June 30, 2011, from $62,523,000 in the same period last year. The increase in revenues is commensurate with the increase in new orders.

Bathroom refacing – New orders for bath products increased 58.0% to $5,535,000 in the six months ended June 30, 2011 from $3,504,000 in the same period last year. The increase in new orders is principally due to the program expansion into additional stores and increased marketing activities generating an increase in the number of customer appointments. Revenues from bathroom refacing products increased 40.5% to $4,920,000 in the six months ended June 30, 2011 from $3,501,000 in the same period last year. Ending backlog of uncompleted orders at June 30, 2011 increased 99.2% as compared with June 30, 2010.

Organization Systems – New orders for organization systems products were $1,544,000 in the six months ended June 30, 2011 and $2,108,000 in the same period last year. Revenues from organization systems products were $1,513,000 and $2,275,000, respectively.

Gross profit for the six months period ended June 30, 2011 was $44,552,000 or 53.8% of revenues, as compared with $37,412,000 or 54.8% of revenues in the same period last year. Gross profit as a percentage of revenue increased 83 basis points principally due to a combination of a price increase in 2011 and pricing discount incentives offered in the same period last year (in 2010 we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products). This increase was offset by 176 basis points principally due to sales mix.

Branch operating expenses were $3,836,000, or 4.6% of revenues in the six months period ended June 30, 2011, as compared to $4,038,000, or 5.9% of revenues in the same period last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies.

Marketing expenses were $19,350,000 or 23.4% of revenues in the six months ended June 30, 2011 as compared with $16,243,000 or 23.8% of revenues in the same period last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Marketing expense in dollar terms increased principally due to marketing fees and commissions payable to The Home Depot and our third party in-store service provider as a result of higher revenues.

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

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $11,253,000, or 13.6% of revenues for the six months ended June 30, 2011, as compared to $10,241,000, or 15.0% of revenues in the prior year period. The decrease in sales expense as a percentage of revenue is due to reduced sales commission rates and greater leverage of fixed selling expenses on higher revenues. Sales expenses in dollar terms increased principally as a result of higher commissions and incentives on higher revenues ($768,000) and higher payroll taxes and benefit costs ($244,000).

General and administrative expenses were $6,488,000, or 7.8% of revenues in the six months ended June 30, 2011, as compared to $5,434,000, or 8.0% of revenues in the same period last year. The increase in general and administrative expense principally reflects higher compensation costs, including salary, bonus, payroll taxes and benefits ($666,000), and higher operating expenses for communications ($65,000), recruiting expenses ($92,000) and provision for bad debt ($109,000).

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At June 30, 2011, we had approximately $9,435,000 in cash and cash equivalents and $811,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $17,249,000 at June 30, 2011 as compared to $15,150,000 at December 31, 2010.

Net cash provided by operations was $2,291,000 in the six months ended June 30, 2011 as compared to net cash utilized in operations of $1,178,000 in the same period last year.

In the six months ended June 30, 2011, we utilized $268,000 for capital expenditures, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. Capital expenditures in the six months ended June 30, 2010 were $314,000.

In the first quarter 2011 we utilized $889,000 to pay off and retire our term loan. The term loan was payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25%. We believe that we have a sufficient cash balance and line of credit so that it was financially sound to retire the debt.

In the six months ended June 30, 2011, we generated approximately $272,000 in proceeds from issuance of common stock upon the exercise of stock options.

On March 13, 2008, our Board of Directors authorized a repurchase program for up to $2.0 million of our outstanding stock. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. Cumulative repurchases under this authorization through June 30, 2011 were 376,018 shares at a cost of approximately $1,111,000. During the six months ended June 30, 2011 we did not repurchase any shares under this program. In the six months ended June 30, 2010 we repurchased approximately $32,000 of our common stock under the program.

On June 7, 2011, the Company’s Board of Directors approved a $0.015 per share cash dividend payable on July 11, 2011 to stockholders of record on June 20, 2011. This is the first cash dividend paid to the stockholders in the Company’s history.

We have a line of credit under our loan agreement with Frost National Bank (the “Borrowing Base Line of Credit”). The Borrowing Base Line of Credit was renewed in September 2010. The Borrowing Base Line of Credit allows for borrowings up to $2 million for working capital. Borrowings and required payments under the Borrowing Base Line of Credit are based upon an asset formula involving accounts receivable and inventory. At June 30, 2011 we had no balance outstanding under the Borrowing Base Line of Credit and had a borrowing capacity of $2,000,000. Interest on the Borrowing Base Line of Credit is payable monthly on the unpaid balance at the prime rate plus 1.25%. The Borrowing Base Line of Credit matures on December 2, 2011, at which time any outstanding principal and accrued interest is due and payable. We anticipate that we will either renew or replace the current line on similar terms prior to the line maturity.

The Frost credit facility contain covenants, which among other matters, (i) limit our ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit us from making any acquisition which requires in any fiscal year $1.0 million cash or $2.0 million of cash and non-cash consideration; and (iii) limit the amount of the Company’s stock that can be repurchased after August 19, 2010 to $500,000. In addition, the credit facility contains covenants which require us to maintain a tangible net worth of at least $13.5 million, a debt to adjusted tangible net worth ratio of less than 1.25 to 1, a debt service coverage ratio of not less than 1.5 to 1, and a quick ratio of more than 1 to 1 (excluding current maturities of the Term Loan). As of June 30, 2011, our tangible net worth was $19,444,195, debt to adjusted tangible net worth was 0.58 to 1, the debt service coverage ratio was 259.9 to 1 and the quick ratio was 1.8 to 1. We are in compliance with all restrictive covenants at June 30, 2011.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The new guidance is effective January 1, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2011, we are not involved in VIE or off-balance sheet transactions.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter 2011, we did not repurchase any shares of our common stock. Our current common stock repurchase program was announced on March 18, 2008. Our Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under our stock repurchase program may be made in the open market at such time and such prices as our CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through June 30, 2011 were 376,018 shares at a cost of approximately $1,111,000. Our Frost Bank credit facilities contain certain covenants, which among other matters, limit the amount of our stock that can be repurchased after August 19, 2010 to $500,000. There have been no repurchases of our common stock subsequent to August 19, 2010.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 11, 2011 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1 (1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2 (2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3 (3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4 (4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5 (4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1 (2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2 (2)	Bylaws of U.S. Home Systems, Inc.

3.3 (5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1 (2)	Common Stock specimen – U.S. Home Systems, Inc.

+10.1 (6)	Amended and Restated 2000 Stock Compensation Plan

+10.2 (7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3 (8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4 (9)	Non-Employee Director Compensation Plan

+10.5 (9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6 (9)	Form of Restricted Stock Agreement for Employees

10.7 (10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8 (10)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.9 (11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

10.10 (12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11 (13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.9).

+10.12 (14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13 (15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14 (15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

Exhibit Number	Description of Exhibit
+10.15 (15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.16 (15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17 (16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18 (17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19 (17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20 (17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21 (17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22 (18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23 (19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24 (20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.25 (21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.26 (22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.27 (23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.28 (24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.29 (24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.30 (24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31 (24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32 (25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

21.1 (26)	Subsidiaries of the Company.

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instance Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.

(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Commission on March 17, 2010, and which is incorporated herein by reference.