Form 10-Q
period 2011-09-30
US HOME SYSTEMS INC
filed 2011-11-10
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-18291

U.S. HOME SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2922239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2951 Kinwest Parkway Irving, Texas	75063
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 2, 2011 there were 7,253,161 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,855,393	$8,027,353
Marketable securities	814,524	802,634
Accounts receivable-trade, net of allowance for doubtful accounts of $143,495 and $28,109	8,523,279	6,168,778
Accounts receivable-other	267,336	729,602
Income tax receivable	112,230	47,383
Commission advances	1,217,932	1,430,869
Inventories	3,459,401	3,816,907
Prepaid advertising and marketing	1,907,306	1,785,555
Prepaid expenses	995,508	809,803
Deferred income taxes	676,499	880,882

Total current assets	29,829,408	24,499,766

Property, plant, and equipment, net	2,110,909	2,362,624
Goodwill	3,589,870	3,589,870
Other assets	797,369	496,413

Total assets	$36,327,556	$30,948,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,266,346	$4,644,331
Accrued wages, commissions, bonuses and vacation	2,540,781	1,995,570
Federal and state taxes payable	1,834,500	1,735,045
Long-term debt, current portion	0	333,333
Other accrued liabilities	617,463	641,256

Total current liabilities	11,259,090	9,349,535
Deferred income taxes	403,630	403,630
Long-term debt, net of current portion	0	555,556
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,253,161 and 7,192,886 shares issued; 7,253,161 and 7,152,718 shares outstanding at September 30, 2011 and December 31, 2010, respectively	7,253	7,193
Additional capital	14,635,242	14,227,828
Retained earnings	10,022,341	6,494,654
Treasury stock, at cost, 0 and 40,168 shares at September 30, 2011 and December 31, 2010, respectively	0	(89,723)

Total stockholders’ equity	24,664,836	20,639,952

Total liabilities and stockholders’ equity	$36,327,556	$30,948,673

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2011	2010
Revenues from remodeling contracts	$43,504,772	$39,554,588
Cost of remodeling contracts	20,082,290	19,266,522

Gross profit	23,422,482	20,288,066

Costs and expenses:
Branch operations	1,712,262	1,721,514
Sales and marketing expense	15,687,774	14,635,055
General and administrative	3,296,714	2,835,213

Income from operations	2,725,732	1,096,284
Interest expense	4,142	17,647
Other income (expense)	(3,525)	(11,791)

Income before income taxes	2,718,065	1,066,846
Income tax expense	1,113,191	447,014

Net income	$1,604,874	$619,832

Net income per common share:
Basic	$0.22	$0.09

Diluted	$0.22	$0.09

Weighted average common shares outstanding:
Basic	7,245,220	7,136,762

Diluted	7,429,857	7,197,667

Dividends declared per common share	$0.015	$0.00

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months ended September 30,
	2011	2010
Revenues from remodeling contracts	$126,263,686	$107,869,490
Cost of remodeling contracts	58,288,897	50,169,707

Gross profit	67,974,789	57,699,783

Costs and expenses:
Branch operations	5,548,201	5,759,380
Sales and marketing expense	46,290,927	41,119,209
General and administrative	9,784,999	8,269,653

Income from operations	6,350,662	2,551,541
Interest expense	19,750	82,617
Other income (expense)	8,277	(9,452)

Income before income taxes	6,339,189	2,459,472
Income tax expense	2,594,232	1,011,027

Net income	$3,744,957	$1,448,445

Net income per common share:
Basic	$0.52	$0.20

Diluted	$0.51	$0.20

Weighted average common shares outstanding:
Basic	7,218,619	7,136,407

Diluted	7,403,375	7,195,586

Dividends declared per common share	$0.03	$0.00

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2011

(Unaudited)

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	7,192,886	$7,193	40,168	$(89,723)	$14,227,828	$6,494,654	$20,639,952
Issuance of common stock on stock option exercise and restricted stock awards	54,178	54	0	0	163,058	0	163,112
Excess tax benefits applicable to stock option awards	0	0	0	0	2,043	0	2,043
Stock compensation	0	0	0	0	99,465	0	99,465
Net income	0	0	0	0	0	560,473	560,473

Balance at March 31, 2011	7,247,064	$7,247	40,168	$(89,723)	$14,492,394	$7,055,127	$21,465,045
Issuance of common stock on stock option exercise and restricted stock awards	35,508	35	0	0	109,023	0	109,058
Retirement of treasury stock	(40,168)	(40)	(40,168)	89,723	(89,683)	0	0
Excess tax benefits applicable to stock option awards	0	0	0	0	3,640	0	3,640
Stock compensation	0	0	0	0	56,850	0	56,850
Dividends declared	0	0	0	0	0	(108,594)	(108,594)
Net income	0	0	0	0	0	1,579,610	1,579,610

Balance at June 30, 2011	7,242,404	$7,242	0	$0	$14,572,224	$8,526,143	$23,105,609

Issuance of common stock on stock option exercise and restricted stock awards	10,757	11	0	0	22,923	0	22,934
Stock compensation	0	0	0	0	40,095	0	40,095
Dividends declared	0	0	0	0	0	(108,676)	(108,676)
Net income	0	0	0	0	0	1,604,874	1,604,874

Balance at September 30, 2011	7,253,161	$7,253	0	$0	$14,635,242	$10,022,341	$24,664,836

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$3,744,957	$1,448,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	615,298	670,882
Stock compensation	196,410	111,242
Tax expense applicable to release of stock awards	(5,683)	0
Net provision for bad debt	146,448	28,462
Loss on disposal of assets	31,394	200,422
Unrealized gain on marketable securities	(3,227)	(796)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,038,683)	(5,983,614)
Inventories	357,506	(386,864)
Commission advances and prepaid expenses	(94,519)	(1,056,911)
Accounts payable	1,622,015	2,299,543
Accrued legal settlement	0	(1,897,822)
Accrued wages, commissions, bonuses and vacation	545,211	111,411
Income taxes	244,674	2,266,122
Other assets and liabilities, net	(347,609)	(162,822)

Net cash provided by (used in) operating activities	5,014,192	(2,352,300)

Cash flows from investing activities
Purchases of property, plant and equipment	(376,040)	(524,672)
Proceeds from sale of assets held for sale	0	2,341,150
Purchase of marketable securities	(8,663)	(5,430)
Other	3,923	(827)

Net cash provided by (used in) investing activities	(380,780)	1,810,221

Cash flows from financing activities
Principal payments on lines of credit and debt	(888,889)	(1,501,846)
Proceeds from issuance of common stock	295,104	0
Tax benefits applicable to release of stock awards	5,683	0
Dividends on common stock	(217,270)	0
Purchase of treasury stock	0	(40,544)

Net cash used in financing activities	(805,372)	(1,542,390)

Net increase (decrease) in cash and cash equivalents	3,828,040	(2,084,469)
Cash and cash equivalents at beginning of period	8,027,353	6,336,889

Cash and cash equivalents at end of period	$11,855,393	$4,252,420

Supplemental disclosure of cash flow information
Interest paid	$19,750	$82,617

Cash payments of income taxes	$2,416,346	$366,360

Supplemental disclosure of non-cash investing and financing activities
Termination of franchise agreement and notes payable	$0	$40,706

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	Summary of Significant Accounting Policies

The Company’s accounting policies require the application of methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and require the use of complex judgment in their application. There have been no material changes to the Company’s accounting policies, or the methodologies or assumptions applied under them, since December 31, 2010.

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

Investments

At September 30, 2011, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on significant other observable inputs which are considered Level 2 securities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended September 30, 2011 and 2010, the Company recognized $5,731 and $5,089, in interest earnings and an unrealized holding gain (loss) of $808 and $(1), respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized $19,063 and $18,784, respectively in interest earnings and an unrealized holding gain of $3,227 and $796, respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. For the three months ended September 30, 2011 and 2010, the Company’s share of income (loss) from affiliated entities was approximately $(2,392) and $(1,000), respectively, and is included in the Company’s consolidated operating results. For the nine months ended September 30, 2011, the Company’s share of income (loss) from affiliated entities was approximately $(3,923) and $1,000, respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $187,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at September 30, 2011. At December 31, 2010, the carrying value of the investment was approximately $190,000.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Goodwill

The amount of goodwill at September 30, 2011 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment or decline in value may have occurred. The Company performed an impairment test as of December 31, 2010. During the nine months ended September 30, 2011, the Company determined that any changes in market conditions did not necessitate updating the Company’s December 31, 2010 impairment analysis.

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$150,770	$128,154
Provision for warranty expenses	29,312	192,041
Warranty costs incurred	(29,697)	(169,810)

Balance at end of period	$150,385	$150,385

Other Intangible Assets

The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the nine months ended September 30, 2011, the Company did not incur any costs to renew or extend its franchise agreement, which is classified as an intangible asset and included in “Other assets” in the Company’s Consolidated Balance Sheets as of September 30, 2011.

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

In September 2011, the FASB issued an ASU that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows.

3.	Information About Segments and Product Lines

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

3.	Information About Segments and Product Lines (Continued)

systems for closets and garages. The Company’s products and installed services are marketed exclusively through The Home Depot under a service provider agreement (“SPA”), which terminates on February 25, 2014, and a product supply agreement (“PSA”) related to The Home Depot’s Do-It-Yourself program (“DIY”), which terminates on December 31, 2013.

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

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Home Improvement Product Lines:
Kitchen refacing and countertops	$39,556	$36,927	$115,882	$99,450
Bathroom refacing	2,974	1,931	7,894	5,432
Organizers	975	696	2,488	2,971
Other	0	0	0	16

Total Home Improvement revenues	$43,505	$39,554	$126,264	$107,869

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

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs which are supported by little or no market activity.

The Company measures cash equivalents at fair value using quoted market prices and marketable securities at fair value using other inputs that are directly observable in the marketplace.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4.	Fair Value (Continued)

Assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are as follows:

	Fair value measurement at reporting date using:
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,617,091	$2,617,091	$0	$0
Marketable securities:
Municipal bond funds	814,524	0	814,524	0

Total assets	$3,431,615	$2,617,091	$814,524	$0

	Fair value measurement at reporting date using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,616,696	$2,616,696	$0	$0
Marketable securities:
Municipal bond funds	802,634	0	802,634	0

Total assets	$3,419,330	$2,616,696	$802,634	$0

5.	Inventories

Inventories, net of applicable reserves, consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$1,507,709	$1,900,426
Work-in-progress	1,951,692	1,916,481
Total	$3,459,401	$3,816,907

6.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	September 30, 2011	December 31, 2010
Frost term loan	$0	$888,889

Total debt	0	888,889
Less current portion	0	(333,333)

Long-term portion	$0	$555,556

In August 2011 the Company entered into a new credit agreement with Wells Fargo Bank (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”) which the Company terminated simultaneously with entering into the new Credit Agreement. The Credit Agreement is secured by accounts receivable and other rights to payment, general intangibles, inventory and equipment of the Company’s domestic subsidiaries. The Company’s domestic subsidiaries are guarantors.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6.	Credit Facilities (Continued)

The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At September 30, 2011, the Company had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on the Credit Line is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Company’s prior Loan Agreement provided for a line of credit and a term loan.

On March 31, 2011, the Company paid off and retired the term loan. The Term Loan was payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25% maturing on August 10, 2013. The outstanding balance of the Term Loan was approximately $889,000 at December 31, 2010.

The Company’s Credit Agreement contains covenants which require the Company to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and no cumulative net loss for the proceeding 4 quarters. In addition, the Company’s Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires in any fiscal year $2.0 million cash. The Company is in compliance with all restrictive covenants at September 30, 2011.

7.	Commitments and Contingencies

Other Taxes

The Company is subject to audits in various jurisdictions from time to time for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however, the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at September 30, 2011. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

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

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market, at such times and such prices as the Company may determine appropriate. During the nine months ended September 30, 2011, the Company did not repurchase any shares under the stock repurchase program. Cumulative repurchases under this authorization through September 30, 2011 were 376,018 shares, at a cost of approximately $1,111,000, of which 335,850 and 40,168 shares were cancelled and reclassified as authorized and unissued shares on June 5, 2009 and April 21, 2011, respectively. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9.	Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income applicable to common stockholders	$1,604,874	$619,832	$3,744,957	$1,448,445

Weighted average shares outstanding – basic	7,245,220	7,136,762	7,218,619	7,136,407
Effect of dilutive securities	184,637	60,905	184,756	59,179

Weighted average shares outstanding – diluted	7,429,857	7,197,667	7,403,375	7,195,586

Net income per share:
Basic	$0.22	$0.09	$0.52	$0.20

Diluted	$0.22	$0.09	$0.51	$0.20

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2011 approximately 18,000 and 28,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share, because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2010, approximately 132,000 and 134,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2011 included herein, and our audited financial statements for the years ended December 31, 2010, 2009 and 2008, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

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

In January 2010 we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas in which we operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. In addition to these new markets, we believe the utilization of the SCN program in certain markets where The Home Depot stores are more remote to the location of our branch sales and installation center will result in greater market penetration in both the remote markets and the market area served by our branch. As of September 30, 2011, our SCN network served approximately 350 The Home Depot stores, 190 of which are in 14 new expansion markets. Within 12 months, we expect to expand into substantially all of the markets encompassing the additional 400 The Home Depot stores identified for our expansion program.

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

Excluding the DIY program, at September 30, 2011 our home improvement business served The Home Depot in 60 markets covering 37 states. Our installed kitchen refacing products were available in all 60 markets encompassing approximately 1,815 The Home Depot stores.

During the first quarter 2011, we expanded our bath product offering to 109 additional The Home Depot stores. At September 30, 2011 our installed bath products are offered in 23 markets, which include approximately 676 The Home Depot stores.

Results of Operations

Results of operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	(In Thousands) Three Months ended September 30,
	2011		2010
	$	%	$	%
Revenues	43,505	100.0	39,554	100.0
Costs of remodeling contracts	20,082	46.2	19,266	48.7

Gross profit	23,423	53.8	20,288	51.3
Costs and expenses:
Branch operations	1,712	3.9	1,721	4.4
Sales and marketing expense	15,688	36.1	14,635	37.0
General and administrative	3,297	7.5	2,835	7.2

Operating income	2,726	6.3	1,097	2.7
Interest expense	4	0.0	18	0.0
Other income (expense)	(4)	0.0	(12)	0.0

Income before income taxes	2,718	6.3	1,067	2.7
Income tax expense	1,113	2.6	447	1.1

Net income	1,605	3.7	620	1.6

Management’s Summary of Results of Operations.

For the three months ended September 30, 2011, revenues increased 10.0% to $43,505,000 from $39,554,000 in the three months ended September 30, 2010. The increase in revenues resulted from higher backlog of orders at the beginning of the period, faster sale-to-completion cycle time and continued strong demand for our kitchen and bath refacing products during the quarter. The increase in revenues included an increase of $1,821,000, or 82.5% increase in revenues from our SCN market expansion program and our DIY program (programs which we initiated in the first quarter of 2010).

New orders in the third quarter ended September 30, 2011 increased 3.1% to $40,910,000, from $39,670,000 in the third quarter last year. The increase principally resulted from a 51.3% increase in new orders for bathroom refacing products reflecting the expansion of the product offering into additional markets and increased bath product marketing initiatives. In the first quarter 2011, we expanded the offering of our bath products into 109 additional The Home Depot stores.

Although new orders for kitchen refacing products declined 0.4% in the third quarter 2011 as compared to the same quarter last year, new orders for kitchen refacing products remained strong following changes we implemented last year, including The Home Depot’s inclusion of the cabinet refacing category in their new national kitchen marketing strategy, “A Solution for Every Kitchen – Replace, Reface, Renew”, improvements to our in-store marketing program which better align our program with The Home Depot marketing strategy and the launch of our kitchen refacing internet micro-site.

During the third quarter 2011, we continued to be challenged by the credit decline rate for our and The Home Depot customers. Approximately 85% of our customers elect to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. The credit decline rate increased to 20.3% in the third quarter 2011 from 18.3% in the second quarter 2011, but improved slightly as compared with 20.6% in the third quarter 2010. Nevertheless, the decline rate remains significantly higher than our historical 7.0% average. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

Gross profit for the third quarter 2011 was $23,423,000 or 53.8% of revenues, as compared with $20,288,000 or 51.3% of revenues in the same period last year. Gross profit as a percentage of revenue increased principally due to pricing changes as compared to the third quarter last year, however the percentage increase was partially offset from sales mix.

Net income was $1,605,000, or $0.22 per share for the three months ended September 30, 2011, as compared with $620,000, or $0.09 per share in the same period last year. Net income for the prior year quarter included a $171,000 pre-tax loss on the sale of our deck manufacturing facility. Excluding this onetime loss, net income for the third quarter 2010 would have been $722,000, or $0.10 per diluted share.

Results of Operations – Detail Review

Revenues and new orders for the three months ended September 30, 2011 and 2010, and backlog of uncompleted orders at September 30, 2011 and 2010 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2011	2010	2011	2010	2011	2010
Kitchen refacing and Countertops	$39,556	$36,927	$36,944	$37,075	$19,707	$19,630
Bathroom refacing	2,974	1,931	3,137	2,073	1,853	989
Organization systems	975	696	829	522	379	289

Total	$43,505	$39,554	$40,910	$39,670	$21,939	$20,908

Kitchen refacing and countertops – New orders for kitchen and countertop products were $36,944,000 in the three months ended September 30, 2011 as compared to $37,075,000 in the same period last year. The decline reflected a lower number of customer appointments and an increase in the credit decline rate for our and The Home Depot customers.

Revenues from kitchen refacing and countertop products increased 7.1% to $39,556,000 in the three months ended September 30, 2011, from $36,927,000 in the same period last year. The increase in revenues reflected a higher backlog of orders at the beginning of the period as compared to the prior year period and a faster sale-to-completion cycle time.

Bathroom refacing – New orders for bath products increased 51.3% to $3,137,000 in the third quarter 2011 from $2,073,000 in the same quarter last year. During the first quarter 2011, we expanded the bath program into 109 additional The Home Depot stores. The increase in new orders is principally due to the program expansion and increased marketing activities generating an increase in the number of customer appointments. Revenues from bathroom refacing products increased 54.0% to $2,974,000 in the third quarter 2011 as compared with $1,931,000 in the third quarter 2010.

Organization Systems – New orders for organization systems products were $829,000 in the three months ended September 30, 2011 as compared to $522,000 in the prior year period. Revenues from organization systems products were $975,000 and $696,000, respectively.

Gross profit for the third quarter 2011 was $23,423,000 or 53.8% of revenues, as compared with $20,288,000 or 51.3% of revenues in the same period last year. Gross profit as a percentage of revenue increased 250 basis of which 410 basis points was principally due to a combination of a price increase in 2011 and pricing discount incentives offered in the prior year period (in 2010 we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products). This increase was offset by 160 basis points principally due to sales mix.

Branch operating expenses were $1,712,000, or 3.9% of revenues in the third quarter 2011, as compared to $1,721,000, or 4.4% of revenues in the third quarter last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies.

Marketing expenses were $10,201,000 or 23.5% of revenues in the third quarter 2011 as compared with $9,181,000 or 23.2% of revenues in the third quarter last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Marketing expense in dollar terms increased principally due to marketing fees and commissions payable to The Home Depot and our third party in-store service provider as a result of higher revenues.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $5,487,000, or 12.6% of revenues for the third quarter 2011, as compared to $5,454,000, or 13.8% of revenues in the prior year third quarter. The decrease in sales expense as a percentage of revenue is due to reduced sales commission rates and greater leverage of fixed selling expenses on higher revenues. Sales expenses in dollar terms increased principally as a result of higher commissions and incentives on higher revenues.

General and administrative expenses were $3,297,000, or 7.5% of revenues in the third quarter 2011, as compared to $2,835,000, or 7.2% of revenues in the third quarter last year. The increase in general and administrative expense principally reflects higher compensation costs, including salary, bonus, payroll taxes and benefits ($522,000), and higher operating expenses for communications ($84,000) and recruiting expenses ($19,000). In the prior year period, general and administrative expense included $171,000 loss on the sale of the Company’s deck manufacturing facility.

Results of Operations

Results of operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010:

	(In Thousands) Nine Months ended September 30,
	2011		2010
	$	%	$	%
Revenues	126,264	100.0	107,869	100.0
Costs of remodeling contracts	58,289	46.2	50,169	46.5

Gross profit	67,975	53.8	57,700	53.5
Costs and expenses:
Branch operations	5,548	4.4	5,760	5.3
Sales and marketing expense	46,291	36.7	41,119	38.1
General and administrative	9,785	7.7	8,269	7.7

Operating income	6,351	5.0	2,552	2.4
Interest expense	20	0.0	83	0.1
Other income (expense)	8	0.0	(10)	0.0

Income before income taxes	6,339	5.0	2,459	2.3
Income tax expense	2,594	2.0	1,011	1.0

Net income	3,745	3.0	1,448	1.3

Management’s Summary of Results of Operations.

For the nine months ended September 30, 2011, revenues increased 17.1% to $126,264,000 from $107,869,000 in the nine months ended September 30, 2010. The increase reflected higher demand in both our kitchen and our bath refacing product lines. The increase in revenues included an increase of $6,797,000 or 197% increase in revenues from our SCN market expansion program and our DIY program (programs which we initiated in the first quarter of 2010).

New orders in the nine months ended September 30, 2011 increased 14.9% to $128,144,000, from $111,488,000 in the same period last year. Demand for kitchen refacing products improved following changes we implemented last year, including The Home Depot’s inclusion of the cabinet refacing category in their new national kitchen marketing strategy, “A Solution for Every Kitchen – Replace, Reface, Renew”, improvements to our in-store marketing program which better align our program with The Home Depot marketing strategy and the launch of our kitchen refacing internet micro-site.

In the first quarter 2011, we expanded the offering of our bath products into 109 additional The Home Depot stores. New orders for bathroom refacing products in the nine months ended September 30, 2011 increased 55.5% reflecting the expansion and increased marketing initiatives.

Gross profit for the nine months period ended September 30, 2011 was $67,975,000 or 53.8% of revenues, as compared with $57,700,000 or 53.5% of revenues in the same period last year. Gross profit as a percentage of revenue increased on pricing changes as compared to the nine month period last year, however the percentage increase was partially offset by sales mix.

Net income was $3,745,000, or $0.51 per share for the nine months ended September 30, 2011, as compared with $1,448,000, or $0.20 per share in the same period last year.

Results of Operations – Detail Review

Revenues and new orders for the nine months ended September 30, 2011 and 2010, and backlog of uncompleted orders at September 30, 2011 and 2010 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2011	2010	2011	2010	2011	2010
Kitchen refacing and Countertops	$115,882	$99,450	$117,099	$103,281	$19,707	$19,630
Bathroom refacing	7,894	5,432	8,672	5,577	1,853	989
Organization systems	2,488	2,971	2,373	2,630	379	289
Other	0	16	0	—	0	—

Total	$126,264	$107,869	$128,144	$111,488	$21,939	$20,908

Kitchen refacing and countertops – New orders for kitchen and countertop products increased 13.4% to $117,099,000 in the nine months ended September 30, 2011 as compared to $103,281,000 in the same period last year. The increase reflects an increase in the number of customer appointments resulting from marketing initiatives, as well as growth in our SCN market expansion and our DIY programs which we initiated in the first quarter of 2010.

Revenues from kitchen refacing and countertop products increased 16.5% to $115,882,000 in the nine months ended September 30, 2011, from $99,450,000 in the same period last year. The increase in revenues is commensurate with the increase in new orders.

Bathroom refacing – New orders for bath products increased 55.5% to $8,672,000 in the nine months ended September 30, 2011 from $5,577,000 in the same period last year. The increase in new orders is principally due to the program expansion into additional stores and increased marketing activities generating an increase in the number of customer appointments. Revenues from bathroom refacing products increased 45.2% to $7,894,000 in the nine months ended September 30, 2011 from $5,432,000 in the same period last year. Ending backlog of uncompleted orders at September 30, 2011 increased 87.4% as compared with September 30, 2010.

Organization Systems – New orders for organization systems products were $2,373,000 in the nine months ended September 30, 2011 and $2,630,000 in the same period last year. Revenues from organization systems products were $2,488,000 and $2,971,000, respectively.

Gross profit for the nine months period ended September 30, 2011 was $67,975,000 or 53.8% of revenues, as compared with $57,700,000 or 53.5% of revenues in the same period last year. Gross profit as a percentage of revenue increased 196 basis points principally due to a combination of a price increase in 2011 and pricing discount incentives offered in the same period last year (in 2010 we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products). This increase was offset by 161 basis points principally due to sales mix.

Branch operating expenses were $5,548,000, or 4.4% of revenues in the nine months period ended September 30, 2011, as compared to $5,760,000, or 5.3% of revenues in the same period last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies.

Marketing expenses were $29,551,000 or 23.4% of revenues in the nine months ended September 30, 2011 as compared with $25,425,000, or 23.6% of revenues in the same period last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Marketing expense in dollar terms increased principally due to marketing fees and commissions payable to The Home Depot and our third party in-store service provider as a result of higher revenues.

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

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $16,740,000, or 13.3% of revenues for the nine months ended September 30, 2011, as compared to $15,694,000, or 14.5% of revenues in the prior year period. The decrease in sales expense as a percentage of revenue is due to reduced sales commission rates and greater leverage of fixed selling expenses on higher revenues. Sales expenses in dollar terms increased principally as a result of higher commissions and incentives on higher revenues ($804,000) and higher payroll taxes and benefit costs ($244,000).

General and administrative expenses were $9,785,000, or 7.7% of revenues in the nine months ended September 30, 2011, as compared to $8,269,000, or 7.7% of revenues in the same period last year. The increase in general and administrative expense reflects higher compensation costs, including salary, bonus, payroll taxes and benefits ($1,022,000), and higher operating expenses principally for communications ($164,000), investor relations expenses ($98,000) and provision for bad debt ($144,000).

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At September 30, 2011, we had approximately $11,855,000 in cash and cash equivalents and $814,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $18,570,000 at September 30, 2011 as compared to $15,150,000 at December 31, 2010.

Net cash provided by operations was $5,014,000 in the nine months ended September 30, 2011 as compared to net cash utilized in operations of $2,352,000 in the same period last year. Cash utilized in operations in the prior year period included $1,830,000 in settlement of a certain class action lawsuit against us in the United States District Court for the Northern District of California.

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

In the nine months ended September 30, 2011, we utilized $376,000 for capital expenditures, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. Capital expenditures in the nine months ended September 30, 2010 were $525,000.

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

In the nine months ended September 30, 2011, we generated approximately $295,000 in proceeds from issuance of common stock upon the exercise of stock options.

On March 13, 2008, our Board of Directors authorized a repurchase program for up to $2.0 million of our outstanding stock. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. Cumulative repurchases under this authorization through September 30, 2011 were 376,018 shares at a cost of approximately $1,111,000. During the nine months ended September 30, 2011 we did not repurchase any shares under this program. In the nine months ended September 30, 2010 we repurchased approximately $40,000 of our common stock under the program.

In the nine months ended September 30, 2011, we paid dividends of $217,000. We had never paid dividends prior to 2011. We anticipate we will continue to pay a quarterly cash dividend.

In August 2011 we entered into a new credit agreement with Wells Fargo Bank (Credit Agreement). The Credit Agreement replaced our prior loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”) which we terminated simultaneously with entering into the new Credit Agreement. The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At September 30, 2011, we had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on the Credit Agreement is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Credit Agreement contains covenants which require us to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and have no cumulative net loss for the preceding 4 quarters. In addition, the Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires in any fiscal year $2.0 million cash. We are in compliance with all restrictive covenants at September 30, 2011.

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

In September 2011, the FASB issued an ASU that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2011, we are not involved in VIE or off-balance sheet transactions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We may be subject to financial market risks from changes in short-term interest rates since our credit facility contains an interest rate that varies with interest rate changes in the LIBOR rate. However, we currently have no outstanding balance under our credit facility. If we were to borrow funds under our credit facility we believe that these rates would have to increase significantly for the resulting adverse impact on our interest expense to be material to our results of operations.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2011. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter 2011, we did not repurchase any shares of our common stock. Our current common stock repurchase program was announced on March 18, 2008. Our Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under our stock repurchase program may be made in the open market at such time and such prices as our CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through September 30, 2011 were 376,018 shares at a cost of approximately $1,111,000.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on November 10, 2011 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(2)	Bylaws of U.S. Home Systems, Inc.

3.3(5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(2)	Common Stock specimen – U.S. Home Systems, Inc.

+10.1(6)	Amended and Restated 2000 Stock Compensation Plan

+10.2(7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3(8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4(9)	Non-Employee Director Compensation Plan

+10.5(9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6(9)	Form of Restricted Stock Agreement for Employees

10.7(10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8(10)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.9(11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

10.10(12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11(13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.9).

+10.12(14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

Exhibit Number	Description of Exhibit

+10.15(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.16(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17(16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18(17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21(17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22(18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23(19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24(20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.25(21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.26(22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.27(23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.28(24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.29(24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.30(24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31(24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32(25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

10.33*	Credit Agreement dated August 22, 2011 by and between U.S. Home Systems, Inc. and Wells Fargo Bank National Association (“Wells Fargo”).

10.34*	Revolving Line of Credit Note dated August 22, 2011 payable to Wells Fargo providing a $2.5 million credit line to U.S. Home Systems, Inc.

Exhibit Number	Description of Exhibit

10.35*	Continuing Guaranty Agreement executed by U.S. Remodelers, Inc. dated August 22, 2011 to secure payment of indebtedness payable by U.S. Home Systems, Inc. to Wells Fargo.

21.1(26)	Subsidiaries of the Company.

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instance Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Commission on March 17, 2010, and which is incorporated herein by reference.