Form 10-K
period 2011-12-31
US HOME SYSTEMS INC
filed 2012-03-27
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2.    Yes  ☐    No  ☒

As of March 7, 2012, 7,425,318 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant computed by reference to the closing price of $5.02 on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was $29,736,923.

The following documents are incorporated by reference: Portions of the registrant’s proxy statement pertaining to the registrant’s 2012 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

You may also request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: U.S. Home Systems, Inc., 2951 Kinwest Parkway, Irving, Texas 75063; attention Corporate Secretary, telephone (214) 488-6300. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

BUSINESS

Summary

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom kitchen and bathroom cabinet refacing products, laminate and solid surface countertops and organizational storage systems for closets and garages. We market, sell and install our products and installed services in the United States exclusively through The Home Depot under a service provider agreement (“SPA”) and a product supply agreement (“PSA”).

In January 2010 we initiated a new program to expand the number of U.S. markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas in which we operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. In addition to these new markets, we believe the utilization of the SCN program in certain markets where The Home Depot stores are more remote to the location of our branch sales and installation center will result in greater market penetration in both the remote markets and the market area served by our branch. As of December 31, 2011, our SCN network served 359 The Home Depot stores, 177 of which are in 17 new expansion markets. Within 12 months, we expect to expand into substantially all of the markets encompassing the additional 400 The Home Depot stores identified for our expansion program.

Also in January 2010, we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for purchase by The Home Depot customers or their designated installation contractor and the customer or their designated installation contractor completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. The DIY program is currently available in all 1,974 U.S. The Home Depot stores.

Excluding the DIY program, at December 31, 2011 our home improvement business served The Home Depot in 69 U.S. markets covering 37 states. Our installed kitchen refacing products were available in all 69 markets encompassing approximately 1,810 The Home Depot stores. During the first quarter 2011, we expanded our bath product offering to 109 additional The Home Depot stores. At December 31, 2011 our installed bath products are offered in 23 markets, which include approximately 676 The Home Depot stores.

During the fourth quarter 2011, we developed a new line of Martha Stewart Living TM kitchen cabinet refacing products. We believe the Martha Stewart Living TM line of replacement kitchen cabinets has been very successful within The Home Depot. Our line of Martha Stewart Living TM cabinet refacing products provides a “refacing” solution to Home Depot customers who prefer the look of the Martha Stewart Living TM line of cabinetry in a refacing product. We commenced offering these products to Home Depot customers in January 2012. We believe the Martha Stewart Living TM line of kitchen refacing products will be an exciting extension to our kitchen refacing product portfolio.

Also during the fourth quarter 2011, we and The Home Depot agreed to test a new “installed” product category, “Replacement Kitchen Remodeling”. The pilot program will be tested in two markets in Florida commencing in the first quarter 2012. In connection with the test pilot, we will remarket customers who expressed an interest in kitchen refacing, however did not purchase our refacing products. We believe that these customers may be more interested in replacing their complete kitchen cabinetry rather than installing a refacing product. Under this program we will purchase kitchen cabinetry and other related accessories from unaffiliated suppliers.

Our principal offices are located at 2951 Kinwest Parkway, Irving, Texas 75063, and our telephone number is (214) 488-6300. Our internet address is www.ushomesystems.com. We make available free of charge on our website at www.ushomesystems.com our annual, quarterly and current reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post our Code of Ethics and Business Conduct on our website. However, the information found on our website is not part of this or any other report.

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

Our products and installed services are marketed exclusively in the United States through The Home Depot under a service provider agreement which terminates on February 25, 2014, and a product supply agreement related to The Home Depot’s Do-It-Yourself program which terminates on December 13, 2013.

The following chart summarizes the percentage of our revenues for each of our primary product lines during the last three fiscal years.

	Percent of Revenues Year ended December 31,
Product Lines	2011	2010	2009
Kitchen Refacing and Countertops	91%	92%	89%
Bathroom Refacing	7%	5%	7%
Home Organization Systems	2%	3%	3%
Other	0%	0%	1%

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

Our cabinet doors and drawer fronts are available in either wood or thermofoil. We purchase certain of our wood doors and wood drawer fronts from vendors, and we manufacture thermofoil cabinet doors, drawers and other cabinet refacing products in our Charles City, Virginia facility. Wood products are available in oak, maple, cherry and bamboo and are available in several designs. In addition, our wood cabinet doors are available in a variety of paint and stain colors. We also offer our own Facelifters thermofoil brand cabinet doors as an economical alternative to wood cabinet products. All of our cabinet doors have matching backs and are custom made to exact sizes per customer specifications.

During the fourth quarter 2011 we developed a new line of Martha Stewart Living™ kitchen cabinet refacing products. We believe the Martha Stewart Living™ line of replacement kitchen cabinets has been very successful within The Home Depot. Our line of Martha Stewart Living™ cabinet refacing products provides a “refacing” solution to The Home Depot customers who prefer the look of the Martha Stewart Living™ line of cabinetry in a refacing product. The Martha Stewart refacing doors have a painted finish look and are offered at favorable prices compared to wood painted doors. We commenced offering these products to The Home Depot customers in January 2012. We believe the Martha Stewart Living™ line of kitchen refacing products will be an exciting extension to our kitchen refacing product portfolio.

Replacement Kitchen Remodeling:    Also during the fourth quarter 2011, we and The Home Depot agreed to test a new “installed” product category, “Replacement Kitchen Remodeling”. The pilot program will be tested in two markets in Florida commencing in the first quarter 2012. In connection with the test pilot, we will remarket customers who expressed an interest in kitchen refacing, however did not purchase our refacing products. We believe that these customers may be more interested in replacing their complete kitchen cabinetry rather than installing a refacing product. Under this program we will purchase kitchen cabinetry and other related accessories from unaffiliated suppliers.

Bathroom Refacing:    Our bathroom remodeling products include acrylic tub liners and wall surrounds, vanity cabinetry refacing, shower doors and various accessories. With the exception of the vanity cabinetry refacing, we purchase our bathroom remodeling products from unaffiliated suppliers and perform all installation services.

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

Marketing and Sales

Our home improvement products are currently marketed in the U.S. exclusively through The Home Depot. Although not contractually required to promote or advertise our products, The Home Depot periodically markets our products by including them in its national and regional marketing programs. In January 2010, The Home Depot initiated a new national kitchen marketing strategy, “A Solution for Every Kitchen and Budget- Replace, Reface, Renew”, which included cabinet refacing products.

In support of this marketing strategy, we and The Home Depot began replacing and updating kitchen refacing product displays in all The Home Depot stores. The new refacing product displays more prominently display our kitchen refacing product offerings, as well as benefits of refacing as an alternative to other forms of kitchen cabinet remodeling. The displays contain product samples and include general information about available product choices, related products, product features and benefits. The new displays also provide information as to the availability of our products in conjunction with The Home Depot’s DIY program.

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

Since increasing numbers of consumers are utilizing the internet to research and shop for their home improvement needs, in 2010 we launched our http://www.usremodelers.com micro website. Potential customers can obtain information about us, view our products, complete an appointment form, directly contact a representative and view answers to frequently asked questions about a home improvement project. We continue to experience strong consumer interest in our micro website. We believe that our micro website will become a significant provider of new leads and customers for us in the future.

In 2011, we developed an online kitchen design tool for consumers. This tool helps consumers visualize what their kitchen might look like based upon one of three static kitchen configurations with their selection of our kitchen refacing and countertop products, including door styles, colors, wood selection and optional countertops. The online site allows users to schedule free in-home estimates and contains information on sales promotions and provides a link to an informative video. We are also currently developing software that will allow the customer to view their actual kitchen and apply their product selections to that image. Once completed, our sales design consultants will be equipped with special digital cameras and laptops which will allow us to upload a digital photo of the customer’s actual kitchen into our application. Product selections will be instantly applied to the image. Our application will also include enhanced sales presentation materials and resources and ultimately, we will be able to complete the sales transaction electronically, streamlining our order input process. We believe these enhancements will increase our future sales conversion rates. We expect to have a prototype in the second quarter 2012.

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

Kitchen and bath installations are generally completed within 50 days after a sales agreement is signed, and within three to five workdays from commencement of the installation. Storage system product contracts are generally completed within 35 to 45 days after a sales agreement is signed. Upon completion of a sales order, the installation crew obtains a certificate of completion signed by the customer and returns all documentation and excess materials to us. We pay the installer upon receipt of the completion certificate for each job. Fees paid by us to subcontractors for an installation are based upon an amount negotiated between the contractor and us. We have specific pay rates for our employee installation crews.

In markets in which we utilize the SCN program, the SCN independent contractor, under our direction, is principally responsible for the sale, installation and service of our home improvement products in the designated market area. We pay the SCN contractor a percentage of the customer contract amount.

Competition

We face significant competition in the markets in which we and The Home Depot operate. Reputation, price, workmanship and level of service are among the differentiating factors within the home improvement industry. We compete with local home improvement contractors and home center retailers in each of the markets in which we operate, including Sears.

Suppliers

The principal raw materials that we use for the production of our kitchen refacing products at our Charles City, Virginia manufacturing facility are thermo-foil and engineered wood. We are not dependent upon a single source for our raw materials, and such raw materials have historically been readily available. Raw materials used in our manufacturing process and the various accessories, including countertops, used in our installation process for our home improvement products are purchased from several suppliers at prices that are periodically negotiated. We believe that such materials and accessories are and will continue to be available from numerous suppliers at competitive prices. We currently purchase our wood cabinet fronts from two suppliers. We believe that there are numerous suppliers from which we could purchase wood cabinet fronts at competitive prices if one or both of these suppliers ceased selling us their products.

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

Approximately 85% of our customers elect to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. The credit approval rate began to deteriorate in the third quarter 2007 and has since remained at historical lows. In 2011, the credit approval rate for our customers declined to 80.1%, as compared with 80.5% in 2010. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

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

The Home Depot Agreements

The Home Depot Relationship.    We believe our relationship with The Home Depot is a significant factor to the achievement of our long-term growth. In May 2006 we entered into a three year service provider agreement, or SPA, with The Home Depot to sell and install our specialty home improvement products exclusively to The Home Depot customers in designated markets in the U.S. The termination date of the SPA has been extended to February 25, 2014. Our principal product lines include kitchen and bathroom cabinet refacing products, including countertops and home organization systems for bedroom closets and garages. We are the exclusive provider of installed kitchen cabinet refacing products and services to The Home Depot in the United States.

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

Service Provider Agreement

The following is a summary of material terms and conditions of the Home Depot Service Provider Agreement, as amended (“SPA”):

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

Exclusivity.    During the term of the SPA, we have agreed not to enter into any agreement or other arrangement with The Home Depot competitors relating to the marketing, selling or providing of our products and installation services in the U.S. We have also agreed to refrain from offering, directly or indirectly, our products and installation services in any The Home Depot market, including markets that have not been assigned to us by The Home Depot, under any trademarks or brands other than expressly approved by The Home Depot. The Home Depot has agreed not to use any service provider in any markets awarded to us to perform the same or similar services, or provide similar products, as those that may be provided by us under the SPA.

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

Product Supply Agreement

The following is a summary of material terms and conditions of the Home Depot Product Supply Agreement (“PSA”):

Term.    The PSA was effective on February 11, 2010 and shall continue until December 31, 2013 unless terminated earlier or extended consistent with the provisions of the PSA. The PSA shall renew automatically at the end of the term for additional two year periods unless a party gives written notice of termination to the other party at least six months before the end of the term or any renewal term.

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

Employees

At December 31, 2011 we had approximately 830 employees, including 144 employees engaged in marketing activities, 399 sales representatives, 129 manufacturing and installation employees and 158 management and administrative personnel.

Executive Officers of the Company

The following table sets forth the name, age and positions of each of our executive officers:

Name	Age	Position(s)
Murray H. Gross	73	President, Chief Executive Officer, Chairman of the Board and Director
Steven L. Gross	49	Executive Vice President and Chief Marketing Officer
Robert A. DeFronzo	56	Secretary-Treasurer and Chief Financial Officer
Richard B. Goodner	66	Vice President-Legal Affairs and General Counsel

Murray H. Gross has served as our president since February 2009 and as our chief executive officer and the chairman of our board of directors since 2001. He was elected to our board of directors in 2001. Mr. Gross previously served as our president from 2001 to March 2007. In February 2009 he was re-elected president to replace a former officer who resigned as our president and chief operating officer. Mr. Gross has over 50 years of experience in the home improvement industry. Mr. Gross is the father of Steven L. Gross, our Executive Vice President and Chief Marketing Officer.

Steven L. Gross serves as our executive vice president and chief marketing officer, positions he has held since February 2001. He has 25 years experience in the home improvement industry. He is the son of Murray H. Gross.

Robert A. DeFronzo serves as our secretary, treasurer and chief financial officer, positions he has held since February 2001. He has 20 years of experience in the home improvement industry.

Richard B. Goodner has served as our general counsel since June 2003 and as our vice president – legal affairs since August 2003.

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

Changes in general economic conditions and the impact on consumer confidence or the lack of the availability of consumer credit could adversely impact our revenues and results of operation.

Our business relies on consumer demand for our home improvement products and services and the availability of financing for home improvement projects. The recent decline in the economic environment, high unemployment, low levels of consumer confidence, home foreclosures and the downward pressure on home prices have adversely affected demand for home improvement products, such as kitchen and bath remodeling projects. Despite our increase in new orders in 2011, we continued to be challenged by the high credit decline rate for our and The Home Depot customers. Approximately 85% of our The Home Depot customers elect to utilize financing products provided principally through The Home Depot to fund their home improvement project. The credit approval rate began to deteriorate in the third quarter 2007 and has remained at historical lows. In 2011, the credit approval rate for our customers declined to 80.1%, as compared with 80.5% in 2010. The approval rate remains significantly lower than our pre-2007 historical 93.0% average approval rate. Although our 2011 revenues increased to approximately $165 million as compared to $146 million in 2010, the significant number of customers who were declined financing for their home improvement project since 2007, has adversely impacted our results of operations for the past three years and may continue to impact our future revenues and results of operations until there is an increase in the availability of financing at moderate interest rates for our and The Home Depot customers.

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

Since October 2003 our home improvement operations have engaged in an aggressive expansion program under our agreements with The Home Depot. In May 2006 we entered into a three year service provider agreement with The Home Depot, which has been extended to February 2014. During the term of this agreement we have agreed not to enter into any agreement or other arrangements with The Home Depot competitors in the United States relating to the marketing, selling or providing of our products and installation services. We believe our relationship with The Home Depot is a significant factor to the achievement of our business strategy and long-term growth. Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. As of December 31, 2011, all of our home improvement operations exclusively served The Home Depot customers in designated markets in the U.S.

Our current agreement with The Home Depot may be terminated by us or The Home Depot with 180 days written notice to the other party. Additionally, the agreement may also be terminated by either party with 30 days written notice upon a breach by either party of any obligations under the agreement, if such breach is not remedied within 30 days. If our The Home Depot agreement is terminated prior to the end of its term or is not renewed at the end of its term, whether as a result of our failure to fulfill our obligations under the agreement or The Home Depot’s decision to change its business strategy, we would be required to seek alternative channels of distribution for our products and installation services. Additionally, our net income and liquidity may be reduced if revenues from other programs were less than those anticipated under our agreement with The Home Depot, and such revenues may not be sufficient to cover expenses incurred in connection with new programs. If our The Home Depot agreement is cancelled or not renewed at the end of its term our investment in sales and installation centers may be impaired, which may require an impairment of assets, including goodwill.

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

We face significant competition in the markets in which we and The Home Depot operate. Reputation, price, workmanship and level of service are among the differentiating factors within the home improvement industry. We and The Home Depot compete with local home improvement contractors and large home center retailers in each of the markets in which we and The Home Depot operate, including Sears. Many of these retailers currently offer competing products and services and may look to expand their ability to provide remodeling services directly to their customers. As we continue our expansion program with The Home Depot, we anticipate that we and The Home Depot will face greater competition from these home center retailers. Increased competition could result in pricing pressures, fewer customer orders, reduced gross margins, loss of market share and decreased demand for our products and services.

We have previously been subject to class action litigation which has been costly and has adversely impacted our liquidity and results of operations, and in the future, if we are subject to material litigation, including class action lawsuits, it could adversely impact our liquidity and results of operations.

We have previously been subject to class action lawsuits predicated upon claims for wage and hour violations and unfair business practices. We paid significant legal fees and our management expended substantial time in defending these lawsuits. In 2009 and 2010, without admitting any liability, we settled two class action lawsuits for a total of approximately $3.3 million. Even when there is no basis for imposing liability, such lawsuits are particularly costly to defend and resolve due to their scope, complexity and the potentially significant alleged exposure. The class action litigation, including the payment of legal fees and settlement payments, adversely impacted our liquidity and results of operations in 2009 and 2010, and in the future, if we are subject to material litigation, including class action lawsuits, it could adversely impact our liquidity and results of operations.

We are subject to a variety of federal, state and local laws, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business, financial condition and results of operations.

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

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. The ultimate effect of the Dodd-Frank Act and subsequent regulations which would require our compliance is uncertain at this time. Full implementation of the Dodd-Frank Act will require many new rules to be issued by numerous federal regulatory agencies over the next several years. Given the significance of the changes and the additional regulatory action required for many of the new provisions, we cannot predict all the ways or the degree to which our business, financial condition and results of operations may be affected by the Dodd-Frank Act once it is fully implemented. We expect, at a minimum, that our regulatory compliance costs will increase.

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

We may be unable to efficiently integrate new products or acquisitions into our business, or economically expand into new geographic markets which could result in less than anticipated revenues or net income from such new products, acquisitions or expansion into new markets.

Our primary business strategy is to expand our product distribution and grow our home improvement business through our relationship with The Home Depot. In pursuit of our strategy, we may consider strategic acquisitions or partnerships that will complement or expand our sales, marketing, installation or manufacturing synergies as well as additional products which we may be able to offer The Home Depot customers. Acquisitions involve risks including lower than anticipated earnings and cash flows, unforeseen liabilities relating to or arising out of the acquisition, quality problems related to the acquired assets, adverse personnel relations and other risks affecting the acquired entity. The process of integrating new products or acquired entities, including SCN contractors into our business, will require management time and our financial resources. We may experience disruptions and incur unexpected expenses in integrating acquisitions, or rolling out new products or expanding into new geographic markets. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities in the form of earn-outs or other contingent compensation, or other items, any of which could adversely affect our business. There is no assurance that an acquisition or the introduction of a new product in the marketplace or expanding into new geographic markets will enhance our business, results of operations, cash flows or financial condition. Difficulties in integrating our business acquisitions, new products or expansion into new markets may result in less than anticipated revenues and net income from such acquisitions, new products or market expansion.

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

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2010 through December 31, 2011, our common stock has traded at prices as low as $1.86 and as high as $6.65 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.

Additional factors that could cause our stock price to fluctuate include:

•	volatility in trading volume;

•	quarterly variations in operating results;

•	availability of financing for The Home Depot and our customers;

•	announcements by our competitors concerning new products, significant contracts, acquisitions or strategic relationships;

•	negative publicity about us, our products and services, our strategic partner, or the home improvement industry in general;

•	departures of key management personnel;

•	increases in interest rates or stock market price and volume fluctuations of publicly-traded companies in general and home improvement companies in particular; and

•	the other factors described in these “Risk Factors.”

The stock market in general, and securities listed on the Nasdaq Stock Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market and industry fluctuations may materially reduce the market price of our common stock, regardless of our operating performance and could result in losses for our stockholders.

There can be no assurance that we will continue to declare cash dividends.

In June 2011, our Board of Directors declared our first quarterly cash dividend on our common stock. In November 2011, our Board of Directors increased the quarterly cash dividend payment from $0.015 per share to $0.02 per share. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our shareholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends.

Future dividends may be affected by, among other factors:

•	Availability of cash and surplus capital to pay dividends;

•	Use of cash to fund expansion into new markets and introduction of new products;

•	Changes in federal and state income tax laws or corporate laws;

•	Changes to our business model; and

•	Deterioration of U.S. and Global economic environment.

Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to increase our dividend payment or declare dividends in any particular amounts or at all. A reduction in our dividend payments could have a negative effect on our stock price.

PROPERTIES

As of December 31, 2011, we operated 42 home improvement sales and installation centers, and we maintained a marketing center in Boca Raton, Florida. We manufacture certain of our kitchen cabinet refacing products and bathroom cabinetry at our Charles City, Virginia facility. We maintain our corporate office in

Irving, Texas. We lease all our properties, except for our Charles City, Virginia manufacturing facility, which we own. All of our leases are generally for terms of five years or less. We expect that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

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

[ REST OF PAGE INTENTIONALLY LEFT BLANK ]

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices

The following table sets forth, for the quarters indicated, the range of closing high and low sales prices of our common stock as reported by the Nasdaq Global Market and the cash dividends declared per common share:

	Common Stock		Cash Dividend Declared Per Common Share
By Quarter Ended	High	Low
Fiscal 2011
March 31, 2011	$5.19	$3.50	$	N/A
June 30, 2011	$5.65	$4.35		$0.015	(1)
September 30, 2011	$5.25	$3.85		$0.015
December 31, 2011	$6.65	$4.79		$0.02	(2)
Fiscal 2010
March 31, 2010	$2.99	$1.86	$	N/A
June 30, 2010	$3.97	$2.52	$	N/A
September 30, 2010	$3.19	$2.50	$	N/A
December 31, 2010	$5.19	$2.62	$	N/A

(1)	On June 7, 2011 our Board of Directors declared the Company’s first quarterly cash dividend of $0.015 per share.
(2)	On November 10, 2011 our Board of Directors increased the Company’s quarterly cash dividend from $0.015 to $0.02 per share.

As of March 7, 2012, there were 7,425,318 shares of our common stock outstanding held by approximately 160 stockholders of record.

Dividend Policy

On a quarterly basis, our Board of Directors will determine whether we will pay a cash dividend. The payment and rate of dividends on our common stock is subject to several factors, including our operating results, availability of cash and our future capital requirements for funding our business growth.

The Transfer Agent for our common stock is Corporate Stock Transfer, Denver, Colorado.

Unregistered Sales of Equity Securities and Use of Proceeds

Our current common stock repurchase program was announced on March 18, 2008. Our Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under our stock repurchase program may be made in the open market at such time and such prices as our CEO may from time to time determine. The program does not have an expiration date. During 2011 we did not repurchase any shares of our common stock under this program. Cumulative repurchases under this program through December 31, 2011 were 376,018 shares at a cost of approximately $1,111,000.

Equity Compensation Plans

Our stock-based incentive plans provide for the grant of incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options (“NSOs”) and restricted stock awards (collectively referred to as “Awards”). Awards are administered by the compensation committee of the Board of Directors. The purpose of the Awards is to provide employees, directors and advisors with additional incentives by increasing their proprietary interest in the Company.

Each stock option is subject to the terms and provisions of an option agreement which specifies the period and number of shares exercisable. Options are generally exercisable in installments pursuant to a vesting schedule as determined by the compensation committee, usually over a period of three to five years. The option agreements may provide for acceleration of exercisability in the event of a change in control of the Company. No option is exercisable later than 10 years after the date grant. The exercise prices for options granted under the plans may be no less than the fair market value of the common stock on the date of grant. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises.

The following table provides information as of December 31, 2011 with respect to our common shares issuable under equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders:
2000 Stock Compensation Plan(1)	365,955	$2.90	—
2004 Restricted Stock Plan(2)	—	$—	314,097
2010 Equity Incentive Plan(3)	68,000	$4.54	414,179

Total	433,955	$3.16	728,276

(1)	Our 2000 Stock Compensation Plan (the “Plan”), which was previously approved by our stockholders, expired in November 2010. The Plan previously provided for up to 3,000,000 shares of common stock with respect to which options may be granted under the Plan, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in the Plan. Options granted under the Plan expire after 10 years from the date of grant.
(2)	Pursuant to our 2004 Restricted Stock Plan (“2004 RS Plan”), which was previously approved by our stockholders, our employees and directors may be granted restricted stock awards under such terms as determined by the compensation committee. No awards may be granted under 2004 RS Plan after March 2014. The compensation committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the 2004 RS Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a particpant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The compensation committee is authorized to grant up to a maximum of 500,000 shares of common stock under the 2004 RS Plan.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of our common stock issued under the 2004 RS Plan and may elect to receive restricted stock in lieu of their quarterly cash compensation. During the year ended December 31, 2011, we issued 17,836 shares to non-employee directors as compensation and recorded approximately $90,000 of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance.
(3)	On June 17, 2010 our stockholders approved the 2010 Equity Incentive Plan (the “2010” Plan). Our 2010 Plan provides for the grant of up to 500,000 shares of common stock in any combination of incentive stock options, non-qualified stock options, reload options, stock appreciation rights or restricted stock awards, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock. No awards may be granted under the 2010 Plan after March 15, 2020.

SELECTED FINANCIAL DATA

The following table provides selected historical consolidated financial data for the periods ended and as of the dates indicated. The selected historical consolidated statement of operations data and consolidated balance sheet data presented below for the five most recent fiscal years ended December 31, 2011, have been derived from our audited consolidated financial statements. The historical results are not necessarily indicative of the results to be expected in any future period. You should read the selected consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes.

	As of and for the year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Summary of Operations Data:
Total revenues	$164,945	$145,873	$110,951	$132,503	$123,275
Cost of remodeling contracts	76,517	68,552	49,399	62,864	58,803
Gross profit	88,428	77,321	61,552	69,639	64,472
Costs and expenses:
Branch operations	7,286	7,618	7,907	9,031	8,022
Sales, marketing and license fees	61,050	55,281	46,097	48,541	42,692
General and administrative	12,396	10,620	13,611	10,652	9,903
Income (loss) from operations	7,696	3,802	(6,063)	1,415	3,855
Other income (expenses)(1)	1	(89)	(6)	(21)	257
Income tax expense (benefit)	3,025	1,556	(2,069)	619	1,701
Income (loss) from continuing operations	4,672	2,157	(4,000)	775	2,411
Income (loss) from discontinued operations, net of tax(2)	—	—	—	—	(2,710)
Net income (loss)	$4,672	$2,157	$(4,000)	$775	$(299)
Net income (loss) per common share—basic:
Continuing operations	$0.65	$0.30	$(0.55)	$0.10	$0.29
Discontinued operations	$—	$—	$—	$—	$(0.33)
Net income (loss)	$0.65	$0.30	$(0.55)	$0.10	$(0.04)
Net income (loss) per common share—diluted:
Continuing operations	$0.63	$0.30	$(0.55)	$0.10	$0.29
Discontinued operations	$—	$—	$—	$—	$(0.33)
Net income (loss)	$0.63	$0.30	$(0.55)	$0.10	$(0.04)
Number of weighted-average shares of common stock outstanding
Basic	7,228,138	7,138,105	7,221,680	7,572,238	8,177,519
Diluted	7,418,566	7,205,774	7,221,680	7,582,871	8,277,402
Balance Sheet Data:
Cash and cash equivalents	$13,683	$8,027	$6,337	$9,826	$11,616
Marketable securities	817	803	797	2,036	—
Total assets	35,848	30,949	30,734	31,889	35,307
Long-term debt and capital leases	—	889	2,515	2,745	2,861
Stockholders’ equity	$25,489	$20,640	$18,355	$22,820	$22,759

(1)	Includes interest expense, interest income, and other non-operating items.
(2)	In 2007 the Company sold its consumer finance subsidiary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our audited financial statements for the years ended December 31, 2011, 2010 and 2009, and the notes to these financial statements included therein. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Business – Risk Factors” and elsewhere in this report.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom kitchen and bathroom cabinet refacing products, laminate and solid surface countertops and organizational storage systems for closets and garages. We market, sell and install our products and installed services in the United States exclusively through The Home Depot under a service provider agreement (“SPA”) and a product supply agreement (“PSA”).

In January 2010 we initiated a new program to expand the number of markets in which we serve The Home Depot. These additional markets, which comprise approximately 400 The Home Depot stores, are generally much smaller in size than the major metropolitan areas in which we operate. We intend to operate in these smaller markets through outsourcing to local independent contractors the selling, installation and service of our home improvement products, rather than open our own branch sales and installation center in the market (the “SCN” program). We believe the utilization of a network of independent contractors will be more economical to us than opening and staffing our own sales and installation centers in these smaller markets. In addition to these new markets, we believe the utilization of the SCN program in certain markets where The Home Depot stores are more remote to the location of our branch sales and installation center will result in greater market penetration in both the remote markets and the market area served by our branch. As of December 31, 2011, our SCN network served 359 The Home Depot stores, 177 of which are in 17 new expansion markets. Within 12 months, we expect to expand into substantially all of the markets encompassing the additional 400 The Home Depot stores identified for our expansion program.

Also in January 2010, we began to offer our kitchen refacing products in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program. Under the DIY program, our refacing products are available for purchase by The Home Depot customers or their designated installation contractor and the customer or their designated installation contractor completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products in conjunction with The Home Depot’s DIY program. The DIY program is currently available in all 1,974 U.S. The Home Depot stores.

Excluding the DIY program, at December 31, 2011 our home improvement business served The Home Depot in 69 markets covering 37 states. Our installed kitchen refacing products were available in all 69 markets encompassing approximately 1,810 The Home Depot stores. During the first quarter 2011, we expanded our bath product offering to 109 additional The Home Depot stores. At December 31, 2011 our installed bath products are offered in 23 markets, which include approximately 676 The Home Depot stores.

During the fourth quarter 2011, we developed a new line of Martha Stewart Living TM kitchen cabinet refacing products. We believe the Martha Stewart Living TM line of replacement kitchen cabinets has been very successful within The Home Depot. Our line of Martha Stewart Living TM cabinet refacing products provides a “refacing” solution to The Home Depot customers who prefer the look of the Martha Stewart Living TM line of cabinetry in a refacing product. We commenced offering these products to our The Home Depot customers in January 2012. We believe the Martha Stewart Living TM line of kitchen refacing products will be an exciting extension to our kitchen refacing product portfolio.

Also during the fourth quarter 2011, we and The Home Depot agreed to test a new “installed” product category, “Replacement Kitchen Remodeling”. The pilot program will be tested in two markets in Florida commencing in the first quarter 2012. In connection with the test pilot, we will re-market customers who expressed an interest in kitchen refacing, however did not purchase our refacing products. We believe that these customers may be more interested in replacing their complete kitchen cabinetry rather than installing a refacing product. Under this program we will purchase kitchen cabinetry and other related accessories from unaffiliated suppliers.

Results of Operations

Results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010:

	(In Thousands) Year ended December 31,
	2011		2010
	$	%	$	%
Revenues	164,945	100.0	145,873	100.0
Costs of remodeling contracts	76,517	46.4	68,552	47.0

Gross profit	88,428	53.6	77,321	53.0
Costs and expenses:
Branch operations	7,286	4.4	7,618	5.2
Sales and marketing expense	61,050	37.0	55,281	37.9
General and administrative	12,396	7.5	10,620	7.3

Operating income	7,696	4.7	3,802	2.6
Interest expense	25	0.0	99	0.1
Other income	26	0.0	10	0.0

Income before income taxes	7,697	4.7	3,713	2.5
Income tax expense	3,025	1.9	1,556	1.0

Net income	4,672	2.8	2,157	1.5

Management’s Summary of Results of Operations.

For the year ended December 31, 2011, revenues increased 13.1% to $164,945,000 from $145,873,000 in the year ended December 31, 2010. The increase in revenues resulted from strong demand for our kitchen and bath refacing products and faster sale-to-completion cycle time. Revenues from our SCN market expansion and DIY programs (programs which we initiated in the first quarter of 2010) increased $7,264,000, or 122.2% as compared to 2010 principally resulting from growth of the program.

New orders in 2011 increased 11.7% to $166,087,000 from $148,641,000 last year. Demand for kitchen refacing products continued to grow in 2011 following changes we implemented last year, including The Home Depot’s inclusion of the cabinet refacing category in their new national kitchen marketing strategy, “A Solution for Every Kitchen—Replace, Reface, Renew”, improvements to our in-store marketing program which better align our program with The Home Depot marketing strategy, installation of new kitchen refacing displays in The Home Depot stores and the launch of our kitchen refacing internet micro-site. In 2011 we continued to build on leveraging the new product displays and synergies we gained from store personnel involvement in the DIY program (which we rolled out simultaneously with the installation of the new displays in 2010). We believe this resulted in improved in-store dynamics contributing to increased customer demand.

In the first quarter 2011, we expanded the offering of our bath products into 109 additional The Home Depot stores. New orders for bathroom refacing products in 2011 increased 46.0% reflecting the expansion and increased marketing initiatives. We are currently in the process of building and installing bath displays in certain The Home Depot stores. We believe the displays will contribute to higher demand for bath products in 2012.

Despite the increase in new orders in 2011, we continued to be challenged by the low credit approval rate for our and The Home Depot customers. Approximately 85% of our customers elect to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. In 2011 credit declines totaled approximately $43 million and the credit approval rate decreased to 80.1% from 80.5% in 2010. The credit approval rate for our customers remains significantly lower than our historical 93.0% average. Management is continuing to seek financing alternatives for our customers to improve the financing approval rate.

Gross profit in 2011 was $88,428,000 or 53.6% of revenues, as compared with $77,321,000 or 53.0% of revenues in 2010. Gross profit increased a net 60 basis points reflecting an increase of 199 basis points due to a combination of a price increase in 2011 and price discount incentives offered in the prior year (in 2010 in connection with The Home Depot’s new kitchen marketing strategy we participated with The Home Depot in special sales pricing promotions on cabinet refacing and countertop products), offset by 139 basis points principally due to sales mix.

For the year ended December 31, 2011, our operating costs, consisting of branch operating, sales and marketing, and general and administrative expenses, declined as a percentage of revenues to 48.9% from 50.5% in the prior year. The decline reflected increased leverage of our fixed branch operating expenses resulting from higher revenues and reduced costs of selling operations.

Net income was $4,672,000, or $0.63 per diluted share for the year ended December 31, 2011, as compared with $2,157,000, or $0.30 per share in the prior year.

Results of Operations—Detail Review

Revenues for the year ended December 31, 2011 increased 13.1% to $164,945,000 from $145,873,000 in the year ended December 31, 2010. The increase in revenues reflected an increase in demand principally in our kitchen and bath refacing product lines, as well as a faster sale-to-completion cycle time which improved from 43 days last year to 38 days in 2011. New orders in 2011 increased 11.7% to $166,087,000 from $148,641,000 last year.

Revenues and new orders for the year ended December 31, 2011 and 2010, and backlog of uncompleted orders at December 31, 2011 and 2010 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2011	2010	2011	2010	2011	2010
Kitchen refacing and Countertops	$150,880	$134,812	$151,641	$137,502	$19,250	$18,489
Bathroom refacing	10,739	7,448	11,212	7,679	1,548	1,075
Organization systems	3,326	3,597	3,234	3,460	401	493
Other	0	16	0	0	0	0

Total	$164,945	$145,873	$166,087	$148,641	$21,199	$20,057

Kitchen refacing and countertops – New orders for kitchen and countertop products were $151,641,000 in the year ended December 31, 2011 as compared to $137,502,000 in the prior year. The increase reflects an increase in the number of customer appointments which we attribute to our marketing initiatives, as well as growth in our SCN market expansion and our DIY programs which we initiated in the first quarter of 2010.

Revenues from kitchen refacing and countertop products increased 11.9% to $150,880,000 in the year ended December 31, 2011, from $134,812,000 in the prior year. The increase in revenues resulted from the increased new orders and a faster sale-to-completion cycle time.

Bathroom refacing – New orders for bath products increased 46.0% to $11,212,000 in 2011 from $7,679,000 last year. The increase in new orders is principally due to increased marketing activities generating an increase in the number of customer appointments. In addition, during the first quarter 2011, we expanded the bath program into 109 additional The Home Depot stores. The increase in new orders resulted in a 44.2% increase in revenues to $10,739,000 in 2011 as compared with $7,448,000 in 2010.

Organization Systems – New orders for organization systems products were $3,234,000 in the year ended December 31, 2011 as compared to $3,460,000 in the prior year. Revenues from organization systems products were $3,326,000 and $3,597,000, respectively. The decline in new orders and revenues resulted from lower demand for garage storage products which we believe, in light of the challenging economic environment, reflects consumers current view towards expenditures related to garage storage products versus other consumer needs.

Gross profit in 2011 was $88,428,000 or 53.6% of revenues, as compared with $77,321,000 or 53.0% of revenues in 2010. The 60 basis point increase in gross profit resulted from an increase of 199 basis points principally due to a combination of a price increase in 2011 and price discount incentives offered in the prior year, offset by 139 basis points principally due to sales mix.

Branch operating expenses were $7,286,000 or 4.4% of revenues in 2011, as compared to $7,618,000, or 5.2% of revenues in 2010. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decrease in branch operating expense is principally due to reduced rent expenses, reflecting successful efforts to “right size” certain of our sales and installation centers, as well as lower lease rates on certain lease renewals.

Marketing expenses were $39,036,000 or 23.7% of revenues in 2011 as compared with $34,448,000 or 23.6% of revenues last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Also in connection with our third party in-store service provider, if certain performance criteria are met, a bonus is payable to the marketing firm, and if the criteria are not met, a certain refund is due us. A substantial portion of our marketing expense is variable reflecting fees or commissions paid on each sale either to The Home Depot or our third party in-store service provider. Marketing expense in dollar terms in 2011 increased principally due to higher marketing fees and commissions as a result of higher revenues.

During 2010 we initiated several changes to our marketing programs, including The Home Depot’s inclusion of the cabinet refacing category in their new national kitchen marketing strategy, “A Solution for Every Kitchen and Budget – Replace, Reface, Renew”, improvements to our in-store marketing program which better align our program with The Home Depot marketing strategy and launch of our kitchen refacing internet micro-site. Also in 2010, we installed new kitchen refacing displays into all The Home Depot stores. The new refacing displays better demonstrate the benefits of the cabinet refacing category as compared with other forms of kitchen cabinet remodeling. The displays contain product samples and include general information about available product choices, related products and accessories, product features and benefits. Furthermore, in 2011 we continued to refine our marketing message and the effectiveness of our in-store marketing program, as well as develop and leverage the use of technology in our advertising mix. We believe these improvements continued to drive an increase in our revenues and new orders.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $22,014,000, or 13.3% of revenues in 2011, as compared to $20,833,000 or 14.3% of revenues in the prior year. The decrease in sales expense as a percentage of revenue is due to reduced sales commission rates and greater leverage of fixed selling expenses on higher revenues. Sales expenses in dollar terms increased principally as a result of higher commissions and incentives on higher revenues ($754,000), increased sales management compensation ($154,000) and higher payroll taxes and benefit costs ($235,000).

General and administrative expenses were $12,396,000, or 7.5% of revenues in 2011, as compared to $10,620,000, or 7.3% of revenues in 2010. The increase in general and administrative expense principally reflects higher compensation costs, including salary, bonus, payroll taxes and benefits ($1,145,000), and higher operating expenses including increases of $227,000 for communications and $125,000 in bad debt expense. In the prior year period, general and administrative expense included $171,000 loss on the sale of the Company’s deck manufacturing facility and a $370,000 legal fee recovery as partial reimbursement for legal fees incurred by us in defending certain lawsuits.

Our effective income tax expense rate in 2011 was 39.3% as compared to an effective tax rate of 41.9% in 2010. The change in rate reflects changes in the mix and amount of permanent tax differences and state taxes as compared to last year.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At December 31, 2011, we had approximately $13,683,000 in cash and cash equivalents and $817,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $19,725,000 at December 31, 2011 as compared to $15,150,000 at December 31, 2010.

Net cash provided by operations was $7,583,000 in 2011 as compared to $1,657,000 in the prior year. Cash provided by operations in the prior year period included cash utilization of $1,864,000 in settlement of a certain class action lawsuit against us in the United States District Court for the Northern District of California.

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

In 2011 we utilized $937,000 for capital expenditures, principally consisting of leasehold improvements, machinery, equipment, computer hardware, software and furniture and fixtures. In October 2011 we relocated our corporate headquarters to Irving, Texas. In connection with the new headquarters facility, our lease provided for facility improvements and other tenant allowances of approximately $232,000 paid by the landlord. In accordance with generally accepted accounting principles these improvements were included in capital expenditures in 2011 and generated deferred credits. The deferred credits will be amortized against rent expense over the eight year term of the lease. Capital expenditures in 2010 were $727,000.

In September 2010 we sold our deck manufacturing facility. Proceeds from the sale were $2,341,000, of which approximately $1,332,000 was utilized to retire the mortgage on the property.

In the first quarter 2011 we utilized $889,000 to pay off and retire a term loan. The term loan was payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25%. We believe that we have a sufficient cash balance and line of credit so that it was financially sound to retire the debt.

In 2011, we generated approximately $257,500 in proceeds from issuance of common stock upon the exercise of stock options.

On March 13, 2008, our Board of Directors authorized a repurchase program for up to $2.0 million of our outstanding stock. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. Cumulative repurchases under this authorization through December 31, 2011 were 376,018 shares at a cost of approximately $1,111,000. During 2011 we did not repurchase any shares under this program. In 2010 we repurchased approximately $40,500 of our common stock under the program.

In the year ended December 31, 2011, we paid dividends of $362,000. We had never paid dividends prior to 2011. We anticipate we will continue to pay a quarterly cash dividend.

In August 2011 we entered into a new credit agreement with Wells Fargo Bank (Credit Agreement). The Credit Agreement replaced our prior loan agreement (the “Loan Agreement”) with Frost National Bank (“Frost Bank”) which we terminated simultaneously with entering into the new Credit Agreement. The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At December 31, 2011, we had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on the Credit Agreement is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Credit Agreement contains covenants which require us to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and have no cumulative net loss for the preceding four quarters. In addition, the Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires in any fiscal year $2.0 million cash. We are in compliance with all restrictive covenants at December 31, 2011.

We operate principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant.

At December 31, 2011, we had no outstanding debt. Payments due under our contractual obligations at December 31, 2011 were as follows:

	Payments Due (In Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,412	$2,148	$1,794	$880	$590

In connection with our agreement with The Home Depot, we may open sales and installation centers as we enter new markets or we may utilize our SCN program to expand into additional markets. If we open facilities, it would require expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our agreement with The Home Depot may provide opportunities to introduce additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories. As we introduce new products or expand our product lines, or increase our advertising presence within The Home Depot stores, it would require expenditures for product samples and sales kits, modifications to our in-store product displays or new product displays.

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

Each quarter we re-evaluate our estimate of accrued warranty obligations. If our warranty experience were to deteriorate, or if our independent subcontractors were not available to correct defective workmanship, our warranty costs could increase and additional reserves may be required. For example, at December 31, 2011, based on historical experience, we estimated our warranty obligation cost per claim at 0.4% of the sales order amount. If, given our same estimated claim experience, our warranty cost per claim were to increase 10%, we would be required to increase our accrued warranty obligation at December 31, 2011 by approximately $13,000.

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

For financial reporting purposes, fair value is defined as the amount at which an asset could be purchased or sold in a transaction between two willing parties, other than in a forced or liquidation sale. In accordance with U.S. GAAP, quoted market prices in active markets are the best evidence of fair value. At December 31, 2011 the book value of the Company was $25.5 million while the market capitalization was $48.5 million. In addition, U.S. GAAP provides guidance that measuring the fair value of an entity is different from measuring the fair value of that entity’s individual equity securities and that an acquirer of an entity often is willing to pay more for equity securities that give it a controlling interest (a “Control Premium”) than an investor would pay for a number of equity securities that represent less than a controlling interest. Consequently, the fair value of a reporting unit as a whole may exceed its market capitalization. We believe it is appropriate to consider a Control Premium in order to arrive at a control level of value. We utilized a control premium of 18% in our analysis as of December 31, 2011, which we believed was representative of the control level of value for market transactions with characteristics similar to ours.

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

In applying the DCF Model at December 31, 2011 we have carried forward the estimated future cash flows from our 2010 analysis, as an estimate of fair value. We discounted the estimated cash flows to present value based on a discount rate of 20.75%. The discount rate reflected our weighted average cost of capital and an appropriate risk premium determined by our management to be commensurate with the risk inherent in our business model.

After calculating the fair value of the Company using the three aforementioned methods, we assigned weighting to each method based upon management’s assessment of the extent to which each method best reflects the fair value of the reporting unit. Management believes that each method used has relative merits and that using multiple methods provides a better estimate of fair value. For each of the methods utilized, considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, discount factors to use, and selecting and weighting appropriate comparable market level inputs. We have historically placed greater emphasis on the income approach because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance, however we also place a significant weighting on the Control Premium adjusted market capitalization approach. Based upon the results of this testing, we determined that the fair value of the reporting unit exceeded its carrying value of invested capital and therefore management concluded that no impairment of goodwill existed at December 31, 2011. If we were to determine that impairment existed, we would have been required to record a charge to expense to write goodwill down to its fair value.

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

In July 2010, the FASB issued “Credit Quality of Financing Receivables and Allowance for Credit Losses Disclosures” requiring entities to disclose additional information about their allowance for credit losses and the credit quality of their financing receivables, including the nature of the credit risk inherent in their financing receivables portfolio, how the risk is analyzed and assessed in determining the allowance for credit losses, and the changes and reasons for changes in the allowance for credit losses. This guidance was effective as of December 31, 2010. As this guidance provides only additional disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial position.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we are not involved in VIE or off-balance sheet transactions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks from changes in short-term interest rates since our credit facilities contain interest rates that vary with interest rate changes in LIBOR. However, we currently have no obligations outstanding under our credit facilities.

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

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our proxy statement for the 2012 annual meeting of stockholders to be filed within 120 days after our fiscal year end with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).

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

[REST OF PAGE INTENTIONALLY LEFT BLANK]

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)(1)(2) Financial Statements and Schedules. Reference is made to page F-1 herein for the Index to Financial Statements.

(a)(3) and (b) Exhibits:

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(2)	Bylaws of U.S. Home Systems, Inc.

3.3(5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(2)	Common Stock specimen – U.S. Home Systems, Inc.

+10.1(6)	Amended and Restated 2000 Stock Compensation Plan

+10.2(7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3(8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4(9)	Non-Employee Director Compensation Plan

+10.5(9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6(9)	Form of Restricted Stock Agreement for Employees

10.7(10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8(10)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.9(11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

Exhibit Number	Description of Exhibit

10.10(12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11(13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.9).

+10.12(14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.15(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.16(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17(16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18(17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21(17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22(18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23(19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24(20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.25(21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.26(22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.27(23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

Exhibit Number	Description of Exhibit

10.28(24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.29(24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.30(24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31(24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32(25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

10.33(26)	Credit Agreement dated August 22, 2011 by and between U.S. Home Systems, Inc. and Wells Fargo Bank National Association (“Wells Fargo”).

10.34(26)	Revolving Line of Credit Note dated August 22, 2011 payable to Wells Fargo providing a $2.5 million credit line to U.S. Home Systems, Inc.

10.35(26)	Continuing Guaranty Agreement executed by U.S. Remodelers, Inc. dated August 22, 2011 to secure payment of indebtedness payable by U.S. Home Systems, Inc. to Wells Fargo.

+10.36*	Amended and Restated Non-Employee Director Compensation Plan which was approved by the Company’s compensation committee and board of directors on August 9, 2011 and was effective January 1, 2012.

21.1 *	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instance Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 10, 2011, and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 27, 2012 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ MURRAY H. GROSS
Murray H. Gross, Chairman, President and Chief Executive Officer

By:	/s/ ROBERT A. DEFRONZO
Robert A. DeFronzo, Secretary-Treasurer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2012.

Signature	Title	Date

/s/ MURRAY H. GROSS	Chairman, President, Chief Executive Officer and Director	March 27, 2012
Murray H. Gross

/s/ ROBERT A. DEFRONZO Robert A. DeFronzo	Secretary/Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 27, 2012

/s/ RICHARD GRINER	Director	March 27, 2012
Richard Griner

/s/ DON A. BUCHHOLZ	Director	March 27, 2012
Don A. Buchholz

/s/ LARRY A. JOBE	Director	March 27, 2012
Larry A. Jobe

/s/ KENNETH W. MURPHY	Director	March 27, 2012
Kenneth W. Murphy

U.S. HOME SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Home Systems, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Home Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 27, 2012

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,682,779	$8,027,353
Marketable securities	816,510	802,634
Accounts receivable-trade, net	5,768,948	6,168,778
Accounts receivable-other	611,640	729,602
Income tax receivable	22,175	47,383
Commission advances, net	1,072,250	1,430,869
Inventories, net	3,802,255	3,816,907
Prepaid advertising and marketing	1,908,021	1,785,555
Prepaid expenses—other	766,295	809,803
Deferred income taxes, net	856,750	880,882

Total current assets	29,307,623	24,499,766

Property, plant, and equipment, net	2,486,965	2,362,624
Goodwill	3,589,870	3,589,870
Other assets	463,863	496,413

Total assets	$35,848,321	$30,948,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,607,866	$4,644,331
Accrued wages, commissions, bonuses and vacation	2,044,694	1,995,570
Federal and state taxes payable	1,237,762	1,735,045
Long-term debt, current portion	0	333,333
Other accrued liabilities	692,206	641,256

Total current liabilities	9,582,528	9,349,535
Deferred income taxes, net	581,162	403,630
Long-term debt, net of current portion	0	555,556
Other liabilities, long-term	195,993	0
Stockholders’ equity:
Common stock—$0.001 par value, 30,000,000 shares authorized, 7,288,776 and 7,192,886 shares issued; 7,288,776 and 7,152,718 shares outstanding at December 31, 2011 and December 31, 2010, respectively	7,289	7,193
Additional capital	14,677,025	14,227,828
Retained earnings	10,804,324	6,494,654
Treasury stock, at cost, 0 and 40,168 shares at December 31, 2011 and December 2010, respectively	0	(89,723)

Total stockholders’ equity	25,488,638	20,639,952

Total liabilities and stockholders’ equity	$35,848,321	$30,948,673

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Revenues from remodeling contracts	$164,944,867	$145,873,085	$110,951,328
Costs of remodeling contracts	76,516,316	68,551,932	49,399,304

Gross profit	88,428,551	77,321,153	61,552,024
Costs and expenses:
Branch operations	7,286,079	7,617,934	7,907,369
Sales and marketing expense	61,050,150	55,281,257	46,096,629
General and administrative	12,395,940	10,619,608	13,610,821

Income (loss) from operations	7,696,382	3,802,354	(6,062,795)
Interest expense	25,118	99,495	144,813
Other income, net	25,420	9,975	139,340

Income (loss) before income taxes	7,696,684	3,712,834	(6,068,268)
Income tax expense (benefit)	3,024,680	1,555,935	(2,068,603)

Net income (loss)	$4,672,004	$2,156,899	$(3,999,665)

Net income (loss) per common share:
Basic	$0.65	$0.30	$(0.55)

Diluted	$0.63	$0.30	$(0.55)

Weighted average common shares outstanding:
Basic	7,228,138	7,138,105	7,221,680

Diluted	7,418,566	7,205,774	7,221,680

Dividends declared per common share	$0.05	$0.00	$0.00

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Common Stock Held in Treasury, at cost		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	7,654,196	$7,654	312,253	$(974,467)	$15,449,223	$8,337,420	$22,819,830
Issuance of common stock on restricted stock awards	41,057	41	0	0	(41)	0	0
Excess tax benefits applicable to stock options and awards	0	0	0	0	(46,209)	0	(46,209)
Purchase of treasury stock	0	0	250,974	(555,987)	0	0	(555,987)
Retirement of treasury stock	(540,195)	(540)	(540,195)	1,481,275	(1,480,735)	0	0
Stock compensation	0	0	0	0	137,387	0	137,387
Net income (loss)	0	0	0	0	0	(3,999,665)	(3,999,665)

Balance at December 31, 2009	7,155,058	$7,155	23,032	$(49,179)	$14,059,625	$4,337,755	$18,355,356

Issuance of common stock on stock option exercise and restricted stock awards	37,828	38	0	0	18,462	0	18,500
Purchase of treasury stock	0	0	17,136	(40,544)	0	0	(40,544)
Excess tax benefits applicable to stock options and restricted stock awards	0	0	0	0	(7,399)	0	(7,399)
Stock compensation	0	0	0	0	157,140	0	157,140
Net income	0	0	0	0	0	2,156,899	2,156,899

Balance at December 31, 2010	7,192,886	$7,193	40,168	$(89,723)	14,227,828	$6,494,654	$20,639,952

Issuance of common stock on stock option exercise and restricted stock awards	126,058	126	0	0	257,324	0	257,450
Issuance of common stock for services	10,000	10	0	0	49,390	0	49,400
Retirement of treasury stock	(40,168)	(40)	(40,168)	89,723	(89,683)	0	0
Excess tax benefits applicable to stock options and restricted stock awards	0	0	0	0	12,753	0	12,753
Stock compensation	0	0	0	0	219,413	0	219,413
Dividends paid	0	0	0	0	0	(362,334)	(362,334)
Net income	0	0	0	0	0	4,672,004	4,672,004

Balance at December 31, 2011	7,288,776	$7,289	0	$0	$14,677,025	$10,804,324	$25,488,638

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$4,672,004	$2,156,899	$(3,999,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	797,371	878,557	1,038,760
Net provision (recovery) for bad debts	138,560	7,793	(36,113)
Unrealized (gain) loss on marketable equity securities	(2,417)	1,608	(11,074)
Stock based compensation	219,413	157,140	137,387
Non-cash-issuance of common stock for services	49,400	0	0
Excess income tax (benefit) expense from stock option exercises and awards released	(12,753)	7,399	46,209
Loss on disposal of assets	40,454	179,250	21,944
Changes in operating assets and liabilities:
Accounts and other receivables	386,472	(2,212,648)	(1,569,015)
Inventories	14,652	(166,362)	(111,908)
Commission advances and prepaid expenses	279,660	(1,005,106)	(49,669)
Accounts payable	963,535	707,533	967,890
Accrued legal settlement	0	(1,897,822)	1,897,822
Accrued expenses	49,124	406,737	192,507
Income taxes	(257,658)	2,532,280	(1,158,562)
Other assets and liabilities, net	245,238	(96,193)	(554,467)

Net cash provided by (used in) operating activities	7,583,055	1,657,065	(3,187,954)

Cash flows from investing activities
Purchases of property, plant, and equipment	(937,286)	(727,279)	(736,096)
Proceeds from sale of assets and marketable securities	0	2,383,622	1,271,560
Purchase of marketable securities	(11,459)	(6,832)	0
Other	2,136	(1,490)	(3,837)

Net cash provided by (used in) investing activities	(946,609)	1,648,021	531,627

Cash flows from financing activities
Proceeds from borrowing on lines of credit	0	0	900,000
Principal payments on lines of credit and long-term debt	(888,889)	(1,585,179)	(1,130,116)
Proceeds from the issuance of common stock	257,450	18,500	0
Excess income tax benefit (expense) from stock option exercises and awards released	12,753	(7,399)	(46,209)
Dividends on common stock	(362,334)	0	0
Purchase of treasury stock	0	(40,544)	(555,987)

Net cash used in financing activities	(981,020)	(1,614,622)	(832,312)

Net increase (decrease) in cash and cash equivalents	5,655,426	1,690,464	(3,488,639)
Cash and cash equivalents at beginning of year	8,027,353	6,336,889	9,825,528

Cash and cash equivalents at end of year	$13,682,779	$8,027,353	$6,336,889

Supplemental disclosure of cash flow information
Interest paid	$25,118	$99,495	$144,813

Cash payments (refunds) of income taxes	$3,828,090	$(690,707)	$72,226

Supplemental disclosure of non-cash investing and financing activities
Termination of franchise agreement and notes payable	$0	40,706	0

See accompanying notes.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

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

Investments

At December 31, 2011, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on significant other observable inputs and are considered Level 2 securities in accordance with U.S. GAAP. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $11,548, $7,939 and $37,440 in interest earnings and an unrealized holding gain (loss) of $2,417, ($1,608), and $11,074 respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. In 2009, in connection with the Company’s introduction of garage storage products, the Company purchased a 39.92% membership interest in

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Blue Viking Storage, LLC (“BV”), a distributor of garage organizer systems. For the years ended December 31, 2011, 2010 and 2009 the Company’s share of loss from affiliated entities was approximately $2,000, $2,000 and $3,000, respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $190,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at December 31, 2011, 2010 and 2009.

For the years ended December 31, 2011, 2010 and 2009, the Company made payments to BV for purchases of garage storage products and consulting services of approximately $229,000, $629,000 and $939,000 respectively. At December 31, 2011 and 2010, the amount due BV was approximately $29,000 and $15,000, respectively.

Commission Advances

Sales commissions are earned and finally calculable upon completion of installation of a sales order. Commission advances represent payments made against estimated sales commissions on sales orders received but not yet completed. The balance of any sales commission due is paid upon completion of the sales order. In the event a sales order is cancelled after the commission advance, or if the final calculated earned sales commission is less than the commission advance, such excess is recoverable from any and all subsequent final commission payments. The Company provides for estimated losses of uncollectible commission advances based upon specific identification of problem accounts and historical losses. Commission advances are reported net of estimated losses of $30,000 and $23,000 at December 31, 2011, and 2010, respectively.

Concentrations of Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash deposits in banks in excess of federally insured limits and accounts receivable from The Home Depot. The Company believes the risk of loss associated with its cash deposits to be remote. At December 31, 2011, substantially all of the Company’s trade receivables are due from The Home Depot.

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

The change in the allowance for doubtful accounts is as follows:

	Year ended December 31,
	2011	2010	2009
Balance at beginning of year	$28,109	$53,704	$141,158
Provision for doubtful accounts	138,560	7,793	(36,113)
Write-offs, net of recoveries	(90,767)	(33,388)	(51,341)

Balance at end of year	$75,902	$28,109	$53,704

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Inventories

Inventories (consisting of raw material and work-in-process) are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Amounts in work-in process inventories relate to costs expended on firm orders and include material, labor and manufacturing overhead costs. The Company recognizes inventory reserves for unusable, slow-moving and obsolete items. As of December 31, 2011, 2010 and 2009, inventories are reflected net of reserves of approximately $80,000, $48,000 and $30,000, respectively.

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

Goodwill

Goodwill relates to the Company’s home improvement business. The amount of goodwill at December 31, 2011 and 2010 is $3,589,870.

Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment, or decline in value may have occurred. The Company performs an impairment test as of December 31 of each year. For purposes of assessing impairment testing in accordance with U.S. GAAP, the Company is a single reporting unit.

The Company determines the fair value of its reporting unit based on a weighting of market and income approaches. Under the income approach, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the Company’s current business model. The market approach includes consideration of our market capitalization and an expected control premium, based on comparable transaction history and comparisons to guideline companies. The Company concluded that no impairment of goodwill existed at December 31, 2011.

Intangible Assets

As of December 31, 2011, intangible assets other than goodwill consist of license agreements which allow the Company to sell certain products in selected markets. The gross carrying value of intangible assets was $252,505 at December 31, 2011 and $252,505 at December 31, 2010, and accumulated amortization was $193,587 and $168,337, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

During 2010 the Company ceased offering its N-Hance product which was subject to a franchise agreement with a subsidiary of The Home Depot. In connection with this change, the Company and The Home Depot agreed to terminate the franchise agreements and cancel the Company’s related notes payable. Accordingly, the Company reduced its intangible assets cost and accumulated amortization as a result of the transaction. The Company did not incur a loss in connection with the cancellation of the franchise agreement. Also during 2010, the Company wrote off its fully amortized intangible asset pertaining to a non-competition agreement with a former employee which was fully amortized in February 2010.

The Company capitalizes costs incurred to renew or extend the terms of its intangible assets. During the year ended December 31, 2011, the Company did not incur any costs to renew or extend its intangible assets. Intangible assets are amortized on a straight line basis, with estimated useful lives based on the terms of the related agreement. Amortization expense was approximately $25,000, $77,000 and $295,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average remaining life of the intangible assets at December 31, 2011 is approximately 28 months. Amortization expense is estimated to be approximately $25,000 for the years ending December 31, 2012 and 2013, and approximately $9,000 for the year ending December 31, 2014. Intangible assets are included in “Other Assets” on the Company’s Consolidated Balance Sheets.

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

receives a marketing fee. The Company prepays the service provider fee upon entry into the sales order with the customer; however, the fee is not finally earned and calculable until completion of installation of the respective sales order. The Company records the advance payment in prepaid expense and recognizes the final expense in marketing expenses upon completion of installation of the sales order. If a sales order is cancelled after the advance payment, or if the final calculated earned fees are less than the advance payment, such excess is refundable by the service provider. Marketing fee advances to the service provider of $1,908,000 and $1,786,000 are recorded as Prepaid advertising and marketing as of December 31, 2011 and 2010 respectively. Marketing expense also includes marketing fees paid to The Home Depot on each sale.

Advertising and marketing expenses were approximately $39,036,000, $34,448,000, $28,631,000 for the years ended December 31, 2011 2010 and 2009, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

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

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$128,154	$196,165	$298,367
Provision for warranty expenses	256,362	210,739	251,356
Warranty costs incurred	(248,603)	(278,750)	(353,558)

Balance at end of year	$135,913	$128,154	$196,165

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

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

Accounting Standards Updates to be Implemented in Future Periods

In May 2011, the FASB issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The new guidance is effective January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s results of operations or financial position.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

In September 2011, the FASB issued an ASU that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after assessing qualitative factors an entity determines that is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the current two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to test goodwill for impairment under the current two-step process. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning January 1, 2012. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. In December 2011 the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been indefinitely deferred. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011. The adoption of these provisions are not expected to have a material impact on the Company’s financial position or results of operations.

3.	Information About Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s current reporting segment consists only of the home improvement business. In the home improvement business, the Company manufactures or procures designs, sells and installs custom kitchen and bathroom cabinet refacing products, laminate and solid surface countertops and organization storage systems for closets and garages. The Company’s products and installed services are marketed in the United States exclusively through The Home Depot under a service provider agreement (SPA), which terminates on February 25, 2014, and a product supply agreement (“PSA”) related to The Home Depot’s Do-It-Yourself program (“DIY”), which terminates on December 31, 2013.

In January 2010, the Company initiated a new expansion program with The Home Depot to provide products and services to The Home Depot customers in certain markets which are much smaller in size than the major metropolitan areas in which the Company previously operated. In support of this expansion into these smaller markets, the Company is outsourcing to independent contractors the sales, installation and service of its home improvement products (the “SCN Network”). In addition, the Company will utilize the SCN Network to serve certain The Home Depot stores which are more remote to its sales and installation centers to better penetrate these markets.

In January 2010, the Company began to offer its kitchen refacing products in conjunction with The Home Depot’s Do-It-Yourself program. Under the DIY program the customer, or their designated contractor, completes the installation of the Company’s kitchen refacing products.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Information About Segments (Continued)

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Home Improvement Product Lines:
Kitchen refacing and countertops	$150,880	$134,812	$99,259
Bathroom refacing	10,739	7,448	8,034
Organizers	3,326	3,597	2,839
Other	0	16	819

Total Home Improvement revenues	$164,945	$145,873	$110,951

The home improvement business is subject to seasonal trends. The generation of new orders for the Company’s products through its relationship with The Home Depot typically declines in the last six weeks of the year during the holiday season, which negatively impacts first quarter revenues and net income. Extreme weather conditions in the markets served by the Company occasionally impact our revenues and net income.

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

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs which are supported by little or no market activity.

The Company measures its cash equivalents and marketable securities at fair value using quoted market prices.

Assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 are as follows:

	Fair value measurement at reporting date using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,617,292	$2,617,292	$0	$0
Marketable securities:
Municipal Bond funds	816,510	0	816,510	0

Total	$3,433,802	$2,617,292	$816,510	$0

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

	Fair value measurement at reporting date using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,616,696	$2,616,696	$—	$—
Marketable securities:
Municipal Bond funds	802,634	—	802,634	—

Total	$3,419,330	$2,616,696	$802,634	$—

5.	Inventories

Inventories, net of applicable reserves, consisted of the following:

	December 31,
	2011	2010
Raw materials	$1,814,256	$1,900,426
Work-in-progress	1,987,999	1,916,481

Total	$3,802,255	$3,816,907

6.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2011	2010
Buildings and improvements	$823,761	$802,094
Machinery and equipment	2,018,286	2,054,390
Furniture, fixtures, and computer equipment	4,789,755	5,142,211
Leasehold improvements	655,730	609,348
Construction in process	433,137	264,786

	8,720,669	8,872,829
Less accumulated depreciation and amortization	(6,283,704)	(6,560,205)

	2,436,965	2,312,624
Land	50,000	50,000

	$2,486,965	$2,362,624

Depreciation and amortization expense related to property, plant and equipment was approximately $772,000, $802,000 and $747,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In October 2011, the Company relocated its corporate headquarters to Irving, Texas. In connection with the new headquarters facility, the lease provided for facility improvements and other tenant allowances of approximately $232,000 paid by the landlord. In accordance with U.S. GAAP the improvements and allowances were recorded as “leasehold improvements” and “furniture and fixtures”, and are amortized over the shorter of the useful life of the improvement or the eight year term of the lease. In addition, the improvements resulted in the recognition of a deferred credit included in “other liabilities” on the accompanying Consolidated Balance Sheet. The deferred tenant allowances are amortized against rent expense over the term of the lease. Amortization of deferred tenant allowances in the year ended December 31, 2011 was approximately $7,000.

7.	Credit Facilities

Debt under the Company’s credit facilities consisted of the following:

	December 31,
	2011	2010
Frost term loan	$0	$888,889
Less current portion	0	(333,333)

Long-term portion	$0	$555,556

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

The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At December 31, 2011, the Company had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on borrowings is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Company’s prior Loan Agreement provided for a line of credit and a term loan. On March 31, 2011, the Company paid off and retired the term loan. The Term Loan was payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25% maturing on August 10, 2013. The outstanding balance of the Term Loan was approximately $889,000 at December 31, 2010.

The Company’s Credit Agreement contains covenants which require the Company to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and no cumulative net loss for the proceeding 4 quarters. In addition, the Company’s Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires in any fiscal year $2.0 million cash. The Company is in compliance with all restrictive covenants at December 31, 2011.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Commitments and Contingencies

Operating Leases

The Company operates principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant. Rent expense recognized under non-cancelable operating leases was approximately $3,248,000, $3,582,000 and $3,691,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Commitments for future minimum rental payments required under non-cancelable operating leases with initial terms in excess of one year as of December 31, 2011, are as follows:

2012	$2,147,643
2013	1,171,357
2014	622,850
2015	479,169
2016	400,880
Thereafter	590,010

Total minimum lease payments	$5,411,909

Other Taxes

The Company is subject, from time to time, to audits in various jurisdictions for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in a certain state related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes, however the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at December 31, 2011. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

Litigation

During the year ended December 31, 2009, the Company recorded $3,246,000 for certain legal settlements principally in connection with two class action lawsuits. In July 2009, the Company entered into a Stipulation and Settlement Agreement in settlement of one of the class action lawsuits in the United States District Court for the Central District of California-Western Division. The Company fully paid all amounts owed in connection with this settlement in December 2009. On January 20, 2010, the Company entered into a Settlement and Release Agreement in settlement of the second class action lawsuit and the Company recorded a liability of approximately $1,830,000 for this settlement as of December 31, 2009. The Company fully paid all amounts owed in connection with this settlement in August 2010. On January 13, 2011 the Company agreed with its insurance carrier to receive, net of certain fees, approximately $370,000 as partial reimbursement for legal fees incurred by the Company in defending these lawsuits and recorded the fee recovery as of December 31, 2010. The legal settlements and fee recovery are included in General and Administrative expense in the accompanying Consolidated Statements of Operations.

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

U.S. Home Systems, Inc. has authorized 30,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock. On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market at such times and such prices as the Company may determine appropriate. Cumulative repurchases under this authorization through December 31, 2011 were 376,018 shares at a cost of approximately $1,111,000 of which all of the shares were cancelled and reclassified as authorized and unissued shares. No shares were purchased in 2011. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

In 2011 the Company issued 10,000 restricted shares of common stock in payment for investor relations consulting services. The shares were valued at $49,400 based on the closing market price of our common stock on the date of issuance.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Reserve for doubtful accounts	$29,368	$10,876
Compensation accruals	247,413	236,221
Accruals and reserves	624,578	704,374
Inventory reserves	60,253	68,563
Other	1,923	106,857

Total gross deferred tax assets	963,535	1,126,891

Deferred tax liabilities:
Prepaid expenses	(115,543)	(108,091)
Depreciation	(572,404)	(398,409)
Other	0	(143,139)

Total gross deferred tax liabilities	(687,947)	(649,639)

Net deferred tax asset	$275,588	$477,252

Deferred taxes consisted of the following:
Current deferred income taxes	$856,750	$880,882
Noncurrent deferred income taxes	(581,162)	(403,630)

Net deferred tax asset	$275,588	$477,252

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The provision (benefit) for income taxes from continuing operations at the Company’s effective tax rate differs from the provision for income taxes at the federal statutory tax rate (34%) for the following reasons:

	Year Ended December 31,
	2011	2010	2009
Federal tax at statutory rate	$2,616,872	$1,262,363	$(2,063,211)
State income taxes, net of federal tax benefit	496,733	265,392	(127,733)
Other	(88,925)	28,180	122,341

Total income taxes (benefit)	$3,024,680	$1,555,935	$(2,068,603)

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$2,227,545	$500,848	$(1,196,614)
State	595,471	237,017	164,538

Total current	2,823,016	737,865	(1,032,076)

Deferred:
Federal	44,510	652,978	(690,560)
State	157,154	165,092	(345,967)

Total deferred	201,664	818,070	(1,036,527)

Total income taxes (benefit)	$3,024,680	$1,555,935	$(2,068,603)

11.	Employee Savings Plan

The Company maintains an employee savings plan under which qualified participants make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may contribute up to a maximum of 6% of base salary. Employee contributions vest immediately, while contributions made by the Company fully vest after five years of service. The Company contributed approximately $85,000 for the year ended December 31, 2011. The Company did not make contributions for the years ended December 31, 2010 and 2009.

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

The Company’s 2000 Stock Compensation Plan (the “Plan”) expired in November 2010. The Plan previously provided for up to 3,000,000 shares of common stock with respect to which options may be granted under the Plan, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock as provided in Section 15 of the Plan. Options granted under the Plan expire after 10 years from the date of grant. At December 31, 2011 and 2010, options to purchase 365,955 and 526,208 shares of common stock were outstanding under the Plan, respectively.

Pursuant to the Company’s 2004 Restricted Stock Plan (“2004 RS Plan”), the Company’s employees and directors may be granted restricted stock awards under such terms as determined by the compensation committee. No awards may be granted under 2004 RS Plan after March 2014. The compensation committee is authorized to determine the vesting schedule, rights of repurchase, and other terms, conditions and restrictions on the common stock awarded under the 2004 RS Plan. Such terms may include acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or termination of a participant’s employment or term of board service. A participant to whom an award is made will generally have all the rights of a stockholder with respect to such shares, including the right to vote and to receive dividends, except as set forth in the applicable award agreement. The compensation committee is authorized to grant up to a maximum of 500,000 shares of common stock. At December 31, 2011, 314,097 shares were available for issuance.

On June 17, 2010 the Company’s stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the grant of up to 500,000 shares of common stock in any combination of incentive stock options, non-qualified stock options, reload options, stock appreciation rights or restricted stock awards, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company’s common stock. No awards may be granted under the 2010 Plan after March 15, 2020. At December 31, 2011, options to purchase 68,000 shares of common stock were outstanding, and awards for up to 414,179 shares were available for grant under the 2010 Plan.

Non-employee directors are required to receive at least $5,000 of their annual retainer in the form of shares of the Company’s common stock issued under the Restricted Stock Plan and may elect to receive restricted stock in lieu of their quarterly cash compensation. During the year ended December 31, 2011, 2010 and 2009, the Company issued 17,836, 25,926 and 24,357 shares, respectively, to non-employee directors as compensation and recorded approximately $90,000, $70,000 and $59,000, respectively, of expense related to these shares. The restricted shares were issued without forfeiture terms and were fully vested upon issuance.

Compensation Cost Recognized

The Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes compensation expense for awards on a ratable basis over the vesting period.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

For the years ended December 31, 2011, 2010 and 2009, stock based compensation consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Stock compensation from:
Stock options	$118,000	$86,000	$72,000
Stock awards	101,000	71,000	62,000

Total compensation cost	$219,000	$157,000	$134,000

Tax benefit recognized	$44,000	$32,000	$26,000

Stock Options

The following information summarizes stock options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
	No. of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	No. of Underlying Shares	Weighted Average Exercise Price
Range of Exercise Prices
$1.85 - $3.00	283,750	$2.33	7.49	183,337	$2.14
$3.17 - $4.95	105,750	$3.91	8.98	30,750	$3.84
$5.31 - $8.36	44,455	$6.67	2.96	44,455	$6.67

	433,955	$3.16	7.39	258,542	$3.12

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2011, 2010 and 2009, are as follows:

	2011			2010			2009
	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	No. of Underlying Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	541,208	$3.18		403,005	$3.27		371,838	$3.94
Granted	53,000	$4.66		153,000	$2.98		98,000	$2.69
Exercised	(118,122)	$2.82		(10,000)	$1.85		—	—
Forfeited, canceled or Expired	(42,131)	$6.29		(4,797)	$6.88		(66,833)	$6.15

Outstanding at end of year	433,955	$3.16	$1,536	541,208	$3.18	$1,084	403,005	$3.27	$136

Exercisable at end of year	258,542	$3.12	$934	326,044	3.39	$649	250,012	$3.82	$89

Weighted average fair value of options granted during the year	$1.47	—	—	$0.94	—	—	$0.92	—	—

During 2011, 41,000 shares were exercised by tendering 12,000 shares to pay the exercise and 77,122 shares were exercised by tendering approximately $257,500 to pay the exercise price. During 2010, 10,000 shares were exercised by tendering $18,500 to pay the exercise price. The total intrinsic value of options exercised (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) during 2011 and 2010 was $291,600 and $30,500, respectively. There were no options exercised during 2009. The fair value of stock option awards vested during the years ended December 31, 2011, 2010 and 2009 was $88,000, $156,000 and $31,000, respectively.

During 2011, 2010 and 2009 the Company granted to employees and directors options to purchase 53,000, 153,000 and 98,000 shares of the Company’s common stock, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were determined with the following assumptions:

	Assumptions
	2011	2010	2009
Weighted average fair value of grants	$1.47	$0.94	$0.92
Risk-free rate of return	1.39% - 1.99%	0.98% - 2.18%	1.80%
Expected life	4.5 years	4.5 years	4.5 years
Expected volatility	35%	35%	35%
Expected dividend yield	0% - 1%	0%	0%

The risk-free interest rate assumption is determined using the Federal Reserve nominal rates of U.S. Treasury zero coupon bonds with maturities similar to the expected term of the award being valued. The

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Based Incentive Plans (Continued)

expected term of options granted is based on the Company’s historical exercise and termination patterns, and represents the period of time that options granted are expected to be outstanding. Expected volatility is based upon management’s estimate of future volatility for the Company’s stock price. When estimating future volatility, the Company considers a number of factors, including the Company’s historical stock price volatility, the Company’s expected growth under its program with The Home Depot and the economic environment. The Company declared its first dividends during 2011.

Additionally, U.S. GAAP requires the Company to estimate pre-vesting forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Compensation expense related to stock options was approximately $118,000, $86,000 and $72,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had $80,000 total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards

For the years ended December 31, 2010, 2009 and 2008, restricted stock award activity is as follows:

	2011		2010		2009
	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant	No. of Underlying Shares	Fair Value at Date of Grant
Outstanding at beginning of year	0	$0.00	1,902	$12.24	18,602	$10.46
Granted	19,936	5.05	25,926	2.70	26,175	2.38
Vested	(19,936)	5.05	(27,828)	3.35	(41,057)	5.15
Forfeited, canceled or expired	0	0.00	0	0.00	(1,818)	12.24

Outstanding at end of year	0	$0.00	0	$0.00	1,902	$12.24

The Company recognizes compensation expense for restricted stock awards on a ratable basis over the vesting period. Compensation expense related to restricted stock awards was approximately $101,000 ($62,000 net of tax benefit), $71,000 ($43,000 net of tax benefit) and $62,000 ($38,000 net of tax benefit) for the years ended December 31, 2011, 2010 and 2009, respectively. Excess tax expense from restricted stock classified as a financing source of cash was approximately $7,000, $7,000 and $46,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $101,000, $74,000 and $211,000, respectively.

As of December 31, 2011, the Company had no unrecognized compensation cost related to restricted stock awards. The Company’s Awards are not performance based and vest with continued employment. Awards are generally subject to forfeiture in the event of termination of employment.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year ended December 31,
	2011	2010	2009
Income (loss)	$4,672,004	$2,156,899	$(3,999,665)

Weighted average shares outstanding – basic	7,228,138	7,138,105	7,221,680
Effect of dilutive securities	190,428	67,669	—

Weighted average shares outstanding – diluted	7,418,566	7,205,774	7,221,680

Net income (loss) per basic share	$0.65	$0.30	$(0.55)

Net income (loss) per diluted share	$0.63	$0.30	$(0.55)

The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. For the years ended December 31, 2011, 2010 and 2009, approximately 86,000, 110,000 and 403,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Selected Quarterly Financial Information (unaudited)

The following presents selected quarterly financial information from the Company’s unaudited consolidated financial statements for the periods specified below:

	(In thousands, except per share amounts)
	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$38,996	$43,769	$43,505	$38,681	$33,127	$35,187	$39,555	$38,004
Gross Profit	20,808	23,744	23,422	20,454	18,433	18,979	20,288	19,621
Net income (loss)	560	1,580	1,605	927	365	464	620	708
Net income (loss) per common share:
Basic	$0.08	$0.22	$0.22	$0.13	$0.05	$0.07	$0.09	$0.10
Diluted	$0.08	$0.21	$0.22	$0.12	$0.05	$0.06	$0.09	$0.10
Weighted average common shares outstanding
Basic	7,175,127	7,234,738	7,245,220	7,256,385	7,136,846	7,135,613	7,136,762	7,143,145
Diluted	7,356,740	7,420,556	7,429,857	7,468,690	7,172,275	7,214,002	7,197,667	7,261,054

	(In thousands, except per share amounts)
	2009
	Q1	Q2	Q3	Q4
Revenues	$26,170	$25,503	$28,423	$30,855
Gross Profit	14,480	14,307	15,986	16,779
Net income (loss)	(960)	(1,211)	(510)	(1,319)
Net income (loss) per common share:
Basic	$(0.13)	$(0.17)	$(0.07)	$(0.18)
Diluted	$(0.13)	$(0.17)	$(0.07)	$(0.18)
Weighted average common shares outstanding
Basic	7,351,835	7,243,213	7,141,801	7,143,880
Diluted	7,351,835	7,243,213	7,141,801	7,143,880

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(2)	Bylaws of U.S. Home Systems, Inc.

3.3(5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(2)	Common Stock specimen–U.S. Home Systems, Inc.

+10.1(6)	Amended and Restated 2000 Stock Compensation Plan

+10.2(7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3(8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4(9)	Non-Employee Director Compensation Plan

+10.5(9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6(9)	Form of Restricted Stock Agreement for Employees

10.7(10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8(10)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.9(11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

10.10(12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11(13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.9).

IOE-1

Exhibit Number	Description of Exhibit

+10.12(14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.15(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

+10.16(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17(16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18(17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21(17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22(18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23(19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24(20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.25(21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.26(22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.27(23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.28(24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.29(24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

IOE-2

Exhibit Number	Description of Exhibit

10.30(24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31(24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32(25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

10.33(26)	Credit Agreement dated August 22, 2011 by and between U.S. Home Systems, Inc. and Wells Fargo Bank National Association (“Wells Fargo”).

10.34(26)	Revolving Line of Credit Note dated August 22, 2011 payable to Wells Fargo providing a $2.5 million credit line to U.S. Home Systems, Inc.

10.35(26)	Continuing Guaranty Agreement executed by U.S. Remodelers, Inc. dated August 22, 2011 to secure payment of indebtedness payable by U.S. Home Systems, Inc. to Wells Fargo.

+10.36*	Amended and Restated Non-Employee Director Compensation Plan which was approved by the Company’s compensation committee and board of directors on August 9, 2011 and was effective on January 1, 2012.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instance Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.

IOE-3

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 10, 2011, and which is incorporated herein by reference.

IOE-4