Form 10-Q
period 2012-03-31
US HOME SYSTEMS INC
filed 2012-05-15
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012 there were 7,466,304 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,228,938	$13,682,779
Marketable securities	818,716	816,510
Accounts receivable-trade, net of allowance for doubtful accounts of $69,717 and $75,902	8,182,324	5,768,948
Accounts receivable-other	405,386	611,640
Income tax receivable	22,175	22,175
Commission advances	1,422,335	1,072,250
Inventories	3,731,890	3,802,255
Prepaid advertising and marketing	1,868,921	1,908,021
Prepaid expenses	657,298	766,295
Deferred income taxes	855,937	856,750

Total current assets	31,193,920	29,307,623

Property, plant, and equipment, net	2,533,409	2,486,965
Goodwill	3,589,870	3,589,870
Other assets	434,289	463,863

Total assets	$37,751,488	$35,848,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,913,486	$5,607,866
Accrued wages, commissions, bonuses and vacation	1,959,460	2,044,694
Federal and state taxes payable	1,466,885	1,237,762
Other accrued liabilities	950,206	692,206

Total current liabilities	10,290,037	9,582,528
Deferred income taxes	581,162	581,162
Other liabilities, long-term	188,734	195,993
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,457,888 and 7,288,776 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	7,458	7,289
Additional paid in capital	15,250,147	14,677,025
Retained earnings	11,433,950	10,804,324

Total stockholders’ equity	26,691,555	25,488,638

Total liabilities and stockholders’ equity	$37,751,488	$35,848,321

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues from remodeling contracts	$42,226,087	$38,989,913
Cost of remodeling contracts	19,750,946	18,182,019

Gross profit	22,475,141	20,807,894

Costs and expenses:
Branch operations	1,820,956	1,920,638
Sales and marketing expense	16,248,345	14,843,123
General and administrative	3,013,076	3,089,704

Income from operations	1,392,764	954,429
Interest expense	5,749	13,382
Other income	5,257	4,102

Income before income taxes	1,392,272	945,149
Income tax expense	538,809	384,676

Net income	$853,463	$560,473

Net income per common share – basic	$0.12	$0.08

Net income per common share – diluted	$0.11	$0.08

Weighted average common shares outstanding:
Basic	7,376,167	7,175,127

Diluted	7,593,032	7,356,740

Dividends declared per common share	$0.03	$0.00

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2012

(Unaudited)

	Common Stock		Additional Paid In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2012	7,288,776	$7,289	$14,677,025	$10,804,324	$25,488,638
Issuance of common stock on stock option exercise and restricted stock awards	169,112	169	284,570	0	284,739
Tax benefits on options exercised	0	0	222,036	0	222,036
Stock compensation	0	0	66,516	0	66,516
Dividends declared	0	0	0	(223,837)	(223,837)
Net income	0	0	0	853,463	853,463

Balance at March 31, 2012	7,457,888	$7,458	$15,250,147	$11,433,950	$26,691,555

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$853,463	$560,473
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	196,151	211,085
Stock compensation	66,516	99,465
Tax benefit applicable to exercise of stock options and release of stock awards	(222,036)	(2,043)
Provision for bad debt	2,349	45,994
Unrealized loss in marketable securities	2	0
Loss on disposal of assets	8,510	8,075
Changes in operating assets and liabilities:
Accounts and other receivables	(2,202,231)	(2,175,990)
Inventories	70,365	275,150
Commission advances and prepaid expenses	(201,988)	305,361
Accounts payable	305,620	525,473
Accrued wages, commissions, bonuses and vacation	(85,234)	(386,082)
Income taxes	451,972	245,607
Other assets and liabilities, net	42,770	(114,268)

Net cash used in operating activities	(713,771)	(401,700)

Cash flows from investing activities
Purchases of property, plant and equipment	(244,792)	(145,136)
Purchase of marketable securities	(2,208)	(2,915)
Other	155	1,393

Net cash used in investing activities	(246,845)	(146,658)

Cash flows from financing activities
Principal payments on lines of credit and debt	0	(888,889)
Proceeds from issuance of common stock	284,739	163,112
Tax benefit applicable to exercise of stock options and release of stock awards	222,036	2,043

Net cash provided by (used in) financing activities	506,775	(723,734)

Net decrease in cash and cash equivalents	(453,841)	(1,272,092)
Cash and cash equivalents at beginning of period	13,682,779	8,027,353

Cash and cash equivalents at end of period	$13,228,938	$6,755,261

Supplemental disclosure of cash flow information
Interest paid	$5,749	$13,382

Cash payments of income taxes	$102,436	$117,311

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Summary of Significant Accounting Policies

The Company’s accounting policies require it to apply methodologies, estimates and judgments that have significant impact on the results reported in the Company’s financial statements. The Company’s Annual Report on Form 10-K includes a discussion of those policies that management believes are critical and requires the use of complex judgment in their application. There have been no material changes to the Company’s accounting policies, or the methodologies or assumptions applied under them, since December 31, 2011.

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

Investments

At March 31, 2012, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on significant other observable inputs which are considered Level 2 securities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended March 31, 2012 and 2011, the Company recognized $2,208 and $2,915 in interest earnings and no unrealized holding gains or losses. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. The Company has a 39.92% membership interest in Blue Viking Storage, LLC (“BV”), a distributor of garage organizer systems. For the three months ended March 31, 2012 and 2011, the Company’s share of loss from affiliated entities was approximately $200 and $1,000, respectively, and is included in the Company’s consolidated operating results. The Company’s initial investment of $195,000, reduced by its share of losses and increased by its share of income, to approximately $188,000 is included in “Other assets” on the Company’s Consolidated Balance Sheets at March 31, 2012. At December 31, 2011, the carrying value of the investment was approximately $188,000.

For the three months ended March 31, 2012 and March 31, 2011 the Company made payments to BV for purchases of garage storage products and consulting services of approximately $32,000 and $69,000, respectively. At March 31, 2012 and December 31, 2011, the amount due BV was approximately $8,000 and $29,000, respectively.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Goodwill

The amount of goodwill at March 31, 2012 and December 31, 2011 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment or decline in value may have occurred. The Company performed an impairment test as of December 31, 2011. During the three months ended March 31, 2012, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2011 analysis.

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

Three Months Ended March 31, 2012
Balance at beginning of period	$135,913
Provision for warranty expenses	39,226
Warranty costs incurred	(26,446)

Balance at end of period	$148,693

Intangible Assets

Intangible assets other than goodwill consist of license agreements which allow the Company to sell certain products in selected markets. The gross carrying value of intangible assets was $252,505 at March 31, 2012 and December 31, 2011, and accumulated amortization was $199,900 and $193,587, respectively. During the three months ended March 31, 2012 and 2011, the Company did not incur any costs to renew or extend its intangible assets. Amortization expense was approximately $6,300 for the three months ended March 31, 2012 and 2011.

Recently Adopted Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The Company adopted this new standard effective January 1, 2012. The adoption of this guidance did not have an effect on the Company’s results of operations or financial position.

In September 2011, the FASB issued an ASU that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after assessing qualitative factors an entity determines that is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the current two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to test goodwill for impairment under the current two-step process. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted this new standard effective January 1, 2012. The adoption of this guidance did not have an effect on the Company’s results of operations or financial position.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

In September 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. In December 2011 the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been indefinitely deferred. The Company adopted this new standard effective January 1, 2012. The adoption of this guidance only has an impact on financial presentation and disclosure.

3.	Information About Segments

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

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Home Improvement Product Lines:
Kitchen refacing and countertops	$38,473	$36,294
Bathroom refacing	2,971	1,940
Organizers	782	756

Total Home Improvement revenues	$42,226	$38,990

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

4.	Fair Value (Continued)

Assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are as follows:

	Fair value measurement at reporting date using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,617,880	$2,617,880	$0	$0
Marketable securities:
Municipal bond funds	818,716	0	818,716	0

Total assets	$3,436,596	$2,617,880	$818,716	$0

	Fair value measurement at reporting date using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,617,292	$2,617,292	$0	$0
Marketable securities:
Municipal bond funds	816,510	0	816,510	0

Total assets	$3,433,802	$2,617,292	$816,510	$0

5.	Inventories

Inventories, net of applicable reserves, consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$1,882,388	$1,814,256
Work-in-progress	1,849,502	1,987,999

Total	$3,731,890	$3,802,255

6.	Credit Facilities

As of March 31, 2012 and December 31, 2011, the Company had no debt. The Company has a credit agreement with Wells Fargo Bank (the “Credit Agreement”). The Credit Agreement is secured by accounts receivable and other rights to payment, general intangibles, inventory and equipment of the Company’s domestic subsidiaries. The Company’s domestic subsidiaries are guarantors.

The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At March 31, 2012, the Company had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on borrowings is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Company’s prior loan agreement with Frost National Bank provided for a line of credit and a term loan. On March 31, 2011, the Company paid off the term loan in the amount of $889,000. The term loan was payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25% maturing on August 10, 2013.

The Company’s Credit Agreement contains covenants which require the Company to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and no cumulative net loss for the preceding 4 quarters. In addition, the Company’s Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires more than $2,000,000 million in cash in any fiscal year. The Company is in compliance with all restrictive covenants at March 31, 2012.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

7.	Commitments and Contingencies

Other Taxes

The Company is subject to audits in various jurisdictions from time to time for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in certain states related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however, the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at March 31, 2012. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. While the ultimate outcome of pending litigation and threatened lawsuits cannot be predicted with certainty, if decided adversely to or settled by the Company, individually or in the aggregate, the outcome may result in a liability material to the Company’s consolidated financial condition or results of operations. However, at this time, the Company believes that the ultimate resolution of these matters will not materially affect the consolidated financial position or results of operations of the Company.

8.	Capitalization

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market, at such times and such prices as the Company may determine appropriate. During the three months ended March 31, 2012, the Company did not repurchase any shares under the stock repurchase program. Cumulative repurchases under this program through March 31, 2012 were 376,018 shares, at a cost of approximately $1,111,000, of which all of the shares were cancelled and reclassified as authorized and unissued shares. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

9.	Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended March 31,
	2012	2011
Income applicable to common stockholders	$853,463	$560,473

Weighted average shares outstanding – basic	7,376,167	7,175,127
Effect of dilutive securities	216,865	181,613

Weighted average shares outstanding – diluted	7,593,032	7,356,740

Net income per share basic	$0.12	$0.08

Net income per share diluted	$0.11	$0.08

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2012 and 2011, approximately 0 and 40,000 common stock equivalents were not included in the computation of diluted net income per share, because the effect would have been anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2012 included herein, and our audited financial statements for the years ended December 31, 2011, 2010 and 2009, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom kitchen and bathroom cabinet refacing products and organizational storage systems for closets and garages.

We market, sell and install our products and installed services in the United States exclusively through The Home Depot under a service provider agreement (“SPA”) and a product supply agreement (“PSA”). At March 31, 2012 our home improvement business served The Home Depot in 69 markets covering 37 states. Our installed kitchen refacing products were available in all 69 markets encompassing approximately 1,810 The Home Depot stores and our installed bath products are offered in 23 markets, which include approximately 676 The Home Depot stores. Our kitchen refacing products are also available for purchase by The Home Depot customers or their designated installation contractor in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program in all US The Home Depot stores. In the DIY program, the customer, or their designated installation contractor, completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products.

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

Also during the fourth quarter 2011, we and The Home Depot agreed to test a new “installed” product category, “Replacement Kitchen Remodeling”. The pilot program commenced in late February 2012 in two markets in Florida. In connection with the test pilot, we are re-marketing customers who expressed an interest in kitchen refacing, however did not purchase our refacing products. We believe that these customers may be more interested in replacing their complete kitchen cabinetry rather than installing a refacing product. Under this program we purchase kitchen cabinetry and other related accessories from unaffiliated suppliers.

Results of Operations

Results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	(In Thousands) Three Months ended March 31,
	2012		2011
	$	%	$	%
Revenues	42,226	100.0	38,990	100.0
Costs of remodeling contracts	19,751	46.8	18,182	46.7

Gross profit	22,475	53.2	20,808	53.3
Costs and expenses:
Branch operations	1,821	4.3	1,921	4.9
Sales and marketing expense	16,248	38.5	14,843	38.1
General and administrative	3,013	7.1	3,090	7.9

Operating income	1,393	3.3	954	2.4
Interest expense	6	—	13	—
Other income (expense)	5	—	4	—

Income before income taxes	1,392	3.3	945	2.4
Income tax expense	539	1.3	385	1.0

Net income	853	2.0	560	1.4

Management’s Summary of Results of Operations.

New orders in the three months ended March 31, 2012 increased 7.4% to $46,373,000, from $43,187,000 in the same period last year reflecting continued strong demand for our kitchen and bath refacing products.

New orders for our kitchen refacing products increased 4.3%. The increase reflected a larger number of customer appointments in the current period which we attribute to The Home Depot’s emphasis of our product category in their marketing initiatives. Additionally, we believe our new line of Martha Stewart Living TM kitchen cabinet refacing products was well received by customers contributing to our increase in new orders. Our line of Martha Stewart Living TM cabinet refacing products provides a “refacing” solution to The Home Depot customers who prefer the look of the Martha Stewart Living TM line of cabinetry in a refacing product.

New orders for our bath products increased 51.6% to $3,606,000 in the first quarter 2012 from $2,379,000 in the same quarter last year. The increase in new orders is principally due to increased marketing activities generating an increase in the number of customer appointments.

In February 2012, we commenced a test pilot program with The Home Depot in which we began offering a new product category, Replacement Kitchen Remodeling, in two markets in Florida. In connection with the test pilot, we are re-marketing customers who expressed an interest in kitchen refacing, however did not purchase our refacing products. We believe that these customers may be more interested in replacing their complete kitchen cabinetry rather than installing a refacing product. In the first quarter 2012, we generated $151,000 in new orders for Kitchen Replacement products. In April 2012, we and The Home Depot agreed to expand this test program to all our markets in Florida, with the exception of the Jacksonville, FL market. We anticipate we will begin offering Replacement Kitchen Remodeling products in the remaining Florida Markets in June 2012.

Despite the increase in new orders, we continued to be challenged by the credit decline rate for our and The Home Depot customers. Since the recession in 2008, we have experienced a significant increase in the credit decline rate for our customers who are seeking to finance their home improvement project. Historically, approximately 85% of our customers elected to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. Prior to 2008, the credit decline rate averaged 7.0%. In the first quarter last year the credit decline rate was 17.5%. In the first quarter 2012, the number of customers seeking financing declined to 70.7% (as compared to our historical average of 85% of customers) and the credit decline rate increased to 24.6%. During the last 24 months we have continued to seek other alternatives to aid our customers in securing financing for their projects. Although we believe that credit decline rates will ultimately improve, we cannot predict the timing of this improvement. Therefore we will continue to seek financing alternatives for our customers to improve the financing approval rate.

For the three months ended March 31, 2012, revenues increased 8.3% to $42,226,000 from $38,990,000 in the three months ended March 31, 2011. The increase in revenues resulted from sustained increases in new orders for our kitchen and bath refacing products.

Gross profit for the first quarter 2012 was $22,475,000 or 53.2% of revenues, as compared with $20,808,000 or 53.3% of revenues in the same period last year. Gross profit as a percentage of revenue was unchanged as compared to the prior year period. The increase in gross profit in dollar terms reflects higher revenues in the period as compared to the first quarter last year. Gross profit margin as a percentage of revenues increased sequentially from 52.9% in the fourth quarter ended December 31, 2011 on favorable sales mix and manufacturing cost efficiencies in the first quarter 2012.

Net income was $853,000, or $0.11 per diluted share for the three months ended March 31, 2012, as compared with $560,000, or $0.08 per share in the same period last year.

Results of Operations – Detail Review

Revenues and new orders for the three months ended March 31, 2012 and 2011, and backlog of uncompleted orders at March 31, 2012 and 2011 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2012	2011	2012	2011	2012	2011
Kitchen refacing and Countertops	$38,473	$36,294	$41,810	$40,099	$22,588	$22,294
Bathroom refacing	2,971	1,940	3,606	2,379	2,183	1,514
Organization systems	782	756	806	709	426	447
Kitchen replacement	0	0	151	0	151	0

Total	$42,226	$38,990	$46,373	$43,187	$25,348	$24,255

Kitchen refacing and countertops – New orders for kitchen and countertop products were $41,810,000 in the three months ended March 31, 2012 as compared to $40,099,000 in the same period last year. The increase reflects an increase in the number of customer appointments resulting from marketing initiatives principally by The Home Depot and the successful introduction of our new line of Martha Stewart Living TM kitchen cabinet refacing products. This increase was partially offset by an increase in customer credit declines. Although the number of kitchen refacing customers seeking financing declined 4.9% in the first quarter 2012 as compared to the same period last year, the credit decline rate increased to 25.0% compared with 17.7%, respectively.

Revenues from kitchen refacing and countertop products increased 6.0% to $38,473,000 in the three months ended March 31, 2012, from $36,294,000 in the same period last year. The increase in revenues principally resulted from an increase in demand.

Bathroom refacing – Revenues from bathroom refacing products were $2,971,000 in the first quarter 2012 as compared with $1,940,000 in the first quarter 2011. The increase in revenues reflected a 51.6% increase in new orders to $3,606,000 in the first quarter 2012 from $2,379,000 in the same quarter last year. The increase in new orders is principally due to increased marketing activities generating an increase in the number of customer appointments.

Organization Systems – Revenues from organization systems products were $782,000 in the three months ended March 31, 2012 as compared to $756,000 in the prior year period. New orders for organization systems products were $806,000 and $709,000, respectively.

Kitchen Replacement – In February 2012 we commenced a test pilot program with The Home Depot in which we are offering a new product category, Replacement Kitchen Remodeling, in two markets in Florida. In connection with the test pilot, we are re-marketing customers who expressed an interest in kitchen refacing, however did not purchase our refacing products. We believe that these customers may be more interested in replacing their complete kitchen cabinetry rather than installing a refacing product. In the first quarter 2012, we generated $151,000 in new orders for Kitchen Replacement products. None of the orders were installed in the period as our cycle time from order date to completion date is estimated to be 60 days for Kitchen Replacement products. Consequently, we had no revenues for this product in the quarter ended March 31, 2012.

Gross profit for the first quarter 2012 was $22,475,000 or 53.2% of revenues, as compared with $20,808,000 or 53.3% of revenues in the same period last year. Gross profit as a percentage of revenue was unchanged as compared to the prior year period. The increase in gross profit in dollar terms reflects higher revenues in the period as compared to the first quarter last year.

Branch operating expenses were $1,821,000 or 4.3% of revenues in the first quarter 2012, as compared to $1,921,000, or 4.9% of revenues in the first quarter last year. Branch operating expenses are primarily comprised of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. The decrease in branch operating expense is principally due to reduced rent expenses, reflecting successful efforts to “right size” certain of our sales and installation centers, as well as lower lease rates on certain lease renewals.

Marketing expenses were $10,433,000 or 24.7% of revenues in the first quarter 2012 as compared with $9,308,000 or 23.9% of revenues in the first quarter last year. Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Also in connection with our third party in-store service provider, if certain performance criteria are met, a bonus is payable to the marketing firm, and if the criteria are not met, a certain refund is due us. Marketing expense in dollar terms in the first quarter 2012 increased principally due to higher advertising expenditures and increased marketing fees paid to The Home Depot as a result of higher revenues.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $5,815,000, or 13.8% of revenues for the first quarter 2012, as compared to $5,535,000, or 14.2% of revenues in the prior year first quarter. Sales expenses in dollar terms increased principally as a result of higher compensations costs, including salary ($123,000), commissions and incentives on higher sales volume ($120,000) and higher payroll taxes ($68,000).

General and administrative expenses were $3,013,000 or 7.1% of revenues in the first quarter 2012, as compared to $3,090,000 or 7.9% of revenues in the first quarter last year. The decrease in general and administrative expense as a percentage of revenue is primarily due to leverage of costs on higher revenues.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At March 31, 2012, we had approximately $13,229,000 in cash and cash equivalents and $819,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $20,904,000 at March 31, 2012 as compared to $19,725,000 at December 31, 2011.

Net cash utilized in operations was $714,000 in the three months ended March 31, 2012 as compared to $402,000 in the same period last year. Cash utilized in operations reflected an increase in accounts receivable of $2,202,000 in the first quarter 2012 and $2,176,000 in the same period last year. The increase in receivables principally reflects higher revenues at the end of the each respective period.

In the first quarter 2012, we utilized $245,000 for capital expenditures, principally consisting of machinery, equipment, computer hardware and software and furniture and fixtures. Capital expenditures in the first quarter 2011 were $145,000. We generated approximately $285,000 in proceeds in the first quarter 2012 from issuance of common stock upon the exercise of stock options as compared with $163,000 in the same period last year.

During the first quarter 2011, we utilized $889,000 to pay off and retire a term loan we had outstanding with Frost Bank.

We had no debt outstanding at March 31, 2012. We have a credit agreement with Wells Fargo Bank (Credit Agreement). The Credit Agreement replaced our prior loan agreement with Frost National Bank (“Frost Bank”). The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At March 31, 2012, we had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on the Credit Agreement is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Credit Agreement contains covenants which require us to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and have no cumulative net loss for the preceding four quarters. In addition, the Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires in any fiscal year $2.0 million cash. We are in compliance with all restrictive covenants at March 31, 2012.

On March 13, 2008, our Board of Directors authorized a repurchase program for up to $2.0 million of our outstanding stock. Any repurchase under our stock repurchase program may be made in the open market at such times and such prices as we may determine appropriate. Cumulative repurchases under this authorization through March 31, 2012 were 376,018 shares at a cost of approximately $1,111,000. During the first quarter 2012 and 2011 we did not repurchase any shares under this program.

We operate principally in leased facilities, and in most cases, management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Escalation charges imposed by lease agreements are not significant.

In connection with our business strategy, we may open sales and installation centers as we enter new markets or we may utilize our SCN program to expand into additional markets. If we open facilities, it would require expenditures for facility improvements, machinery, furniture and fixtures, inventory, product displays, sales kits and requires cash to fund operating losses during the initial months following the opening of a facility. In addition, our agreement with The Home Depot may provide opportunities to introduce additional products in markets we serve. Introducing additional products requires expenditures customarily associated with rolling out products in new territories.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, which includes a summary of the significant accounting policies and methods used by us in the preparation of our financial statements. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Standards Updates

In May 2011, the FASB issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The Company adopted this new standard effective January 1, 2012. The adoption of this guidance did not have an effect on the Company’s results of operations or financial position.

In September 2011, the FASB issued an ASU that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after assessing qualitative factors an entity determines that is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the current two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to test goodwill for impairment under the current two-step process. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted this new standard effective January 1, 2012. The adoption of this guidance did not have an effect on the Company’s results of operations or financial position.

In September 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. In December 2011 the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been indefinitely deferred. The Company adopted this new standard effective January 1, 2012. The adoption of this guidance only has an impact on financial presentation and disclosures.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we are not involved in VIE or off-balance sheet transactions.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2012. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2011 as filed with the SEC. There have not been any substantive changes to the Risk Factors described in our 2011 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter 2012, we did not repurchase any shares of our common stock. Our current common stock repurchase program was announced on March 18, 2008. Our Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under our stock repurchase program may be made in the open market at such time and such prices as our CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through March 31, 2012 were 376,018 shares at a cost of approximately $1,111,000.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on May 15, 2012 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS, INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(2)	Bylaws of U.S. Home Systems, Inc.

3.3(5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(2)	Common Stock specimen – U.S. Home Systems, Inc.

+10.1(6)	Amended and Restated 2000 Stock Compensation Plan

+10.2(7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3(8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4(9)	Non-Employee Director Compensation Plan

+10.5(9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6(9)	Form of Restricted Stock Agreement for Employees

10.7(10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8(10)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.9(11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

10.10(12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11(13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.9).

+10.12(14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.15(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

Exhibit Number	Description of Exhibit

+10.16(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17(16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18(17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21(17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22(18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23(19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24(20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.25(21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.26(22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.27(23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.28(24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.29(24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.30(24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31(24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32(25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

10.33(26)	Credit Agreement dated August 22, 2011 by and between U.S. Home Systems, Inc. and Wells Fargo Bank National Association (“Wells Fargo”).

10.34(26)	Revolving Line of Credit Note dated August 22, 2011 payable to Wells Fargo providing a $2.5 million credit line to U.S. Home Systems, Inc.

10.35(26)	Continuing Guaranty Agreement executed by U.S. Remodelers, Inc. dated August 22, 2011 to secure payment of indebtedness payable by U.S. Home Systems, Inc. to Wells Fargo.

Exhibit Number	Description of Exhibit

10.36(27)	Amended and Restated Non-Employee Director Compensation Plan which was approved by the Company’s compensation committee and board of directors on August 9, 2011 and was effective January 1, 2012.

21.1(27)	Subsidiaries of the Company.

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instance Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 10, 2011, and which is incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 27, 2012, and which is incorporated herein by reference.