Form 10-Q
period 2012-06-30
US HOME SYSTEMS INC
filed 2012-08-08
CIK 844789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012 there were 7,470,474 shares of the registrant’s common stock, $0.001 par value, outstanding.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Home Systems, Inc.

Consolidated Balance Sheets

	June 30, 2012		December 31, 2011
ASSETS	(Unaudited	)
Current assets:
Cash and cash equivalents	$13,735,643		$13,682,779
Marketable securities	821,556		816,510
Accounts receivable-trade, net of allowance for doubtful accounts of $26,549 and $75,902	8,807,587		5,768,948
Accounts receivable-other	472,799		611,640
Income tax receivable	22,175		22,175
Commission advances	1,420,286		1,072,250
Inventories	4,193,831		3,802,255
Prepaid advertising and marketing	2,343,208		1,908,021
Prepaid expenses	1,172,334		766,295
Deferred income taxes	862,798		856,750

Total current assets	33,852,217		29,307,623

Property, plant, and equipment, net	2,998,913		2,486,965
Goodwill	3,589,870		3,589,870
Other assets	251,278		463,863

Total assets	$40,692,278		$35,848,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,244,651		$5,607,866
Accrued wages, commissions, bonuses and vacation	2,841,446		2,044,694
Federal and state taxes payable	1,575,421		1,237,762
Other accrued liabilities	792,386		692,206

Total current liabilities	11,453,904		9,582,528
Deferred income taxes	581,162		581,162
Other liabilities, long-term	181,475		195,993
Stockholders’ equity:
Common stock – $0.001 par value, 30,000,000 shares authorized, 7,470,474 and 7,288,776 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	7,471		7,289
Additional paid in capital	15,340,859		14,677,025
Retained earnings	13,127,241		10,804,324
Accumulated other comprehensive income	166		—

Total stockholders’ equity	28,475,737		25,488,638

Total liabilities and stockholders’ equity	$40,692,278		$35,848,321

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2012	2011
Revenues from remodeling contracts	$45,765,830	$43,769,000
Cost of remodeling contracts	20,610,128	20,024,588

Gross profit	25,155,702	23,744,412
Costs and expenses:
Branch operations	1,776,678	1,915,301
Sales and marketing expense	16,741,958	15,760,030
General and administrative	3,374,907	3,398,582

Income from operations	3,262,159	2,670,499
Interest expense	6,773	2,225
Other income (loss)	(95,345)	7,700

Income before income taxes	3,160,041	2,675,974
Income tax expense	1,242,696	1,096,364

Net income	$1,917,345	$1,579,610

Net income per common share – basic	$0.26	$0.22

Net income per common share – diluted	$0.25	$0.21

Weighted average common shares outstanding:
Basic	7,465,963	7,234,738

Diluted	7,601,185	7,420,556

Dividends declared per common share	$0.03	$0.02

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months ended June 30,
	2012	2011
Revenues from remodeling contracts	$87,991,917	$82,758,913
Cost of remodeling contracts	40,361,074	38,206,607

Gross profit	47,630,843	44,552,306
Costs and expenses:
Branch operations	3,597,634	3,835,939
Sales and marketing expense	32,990,303	30,603,153
General and administrative	6,387,983	6,488,286

Income from operations	4,654,923	3,624,928
Interest expense	12,522	15,608
Other income (loss)	(90,088)	11,802

Income before income taxes	4,552,313	3,621,122
Income tax expense	1,781,505	1,481,039

Net income	$2,770,808	$2,140,083

Net income per common share – basic	$0.37	$0.30

Net income per common share – diluted	$0.36	$0.29

Weighted average common shares outstanding:
Basic	7,421,065	7,205,097

Diluted	7,596,332	7,389,822

Dividends declared per common share	$0.06	$0.02

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$1,917,345	$1,579,610	$2,770,808	$2,140,083
Foreign currency translation	166	—	166	—

Comprehensive income	$1,917,511	$1,579,610	$2,770,974	$2,140,083

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2012

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2012	7,288,776	$7,289	$14,677,025	$10,804,324	$—	$25,488,638
Issuance of common stock on stock option exercise and restricted stock awards	181,698	182	335,848	—	—	336,030
Tax benefits on options exercised	—	—	230,237	—	—	230,237
Stock compensation	—	—	97,749	—	—	97,749
Dividends on common stock	—	—	—	(447,891)	—	(447,891)
Foreign currency translations	—	—	—	—	166	166
Net income	—	—	—	2,770,808	—	2,770,808

Balance at June 30, 2012	7,470,474	$7,471	$15,340,859	$13,127,241	$166	$28,475,737

See accompanying notes.

U.S. Home Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$2,770,808	$2,140,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411,790	420,206
Stock compensation	97,749	156,315
Tax benefit applicable to exercise of stock options and release of stock awards	(230,237)	(5,683)
Net provision for bad debt	(31,270)	122,634
Loss on disposal of assets	9,994	28,983
Loss on sale of equity method investment	102,312	—
Unrealized gain on marketable securities	(814)	(2,419)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,775,288)	(2,362,111)
Inventories	(391,576)	482,774
Commission advances and prepaid expenses	(1,189,262)	(393,908)
Accounts payable	636,986	805,394
Accrued wages, commissions, bonuses and vacation	796,752	310,540
Income taxes	561,848	651,353
Other assets and liabilities, net	90,006	(63,597)

Net cash provided by operating activities	859,798	2,290,564
Cash flows from investing activities
Purchases of property, plant and equipment	(921,107)	(267,862)
Purchase of marketable securities	(4,232)	(5,717)
Other	—	1,530

Net cash used in investing activities	(925,339)	(272,049)
Cash flows from financing activities
Principal payments on lines of credit and debt	—	(888,889)
Dividends on common stock	(447,891)	—
Proceeds from issuance of common stock	336,030	272,170
Tax benefit applicable to exercise of stock options and release of stock awards	230,237	5,683

Net cash provided by (used in) financing activities	118,376	(611,036)

Effect of currency exchange rate fluctuations on cash and cash equivalents	29	—
Net increase in cash and cash equivalents	52,864	1,407,479
Cash and cash equivalents at beginning of period	13,682,779	8,027,353

Cash and cash equivalents at end of period	$13,735,643	$9,434,832

Supplemental disclosure of cash flow information:
Interest paid	$12,522	$15,608

Cash payments of income taxes	$755,036	$717,108

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

The accompanying interim consolidated financial statements of the Company and its wholly-owned subsidiaries as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited; however, in the opinion of management, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. All intercompany accounts and transactions are eliminated in consolidation. These financial statements should be read in conjunction with the consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Investments

At June 30, 2012, the Company’s short-term investments consist of bond mutual funds which are classified as trading. Trading securities are recorded at fair value based on significant other observable inputs which are considered Level 2 securities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended June 30, 2012 and 2011, the Company recognized $2,024 and $2,802 in interest earnings and an unrealized holding gain of $816 and $2,419, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized $4,232 and $5,717, respectively in interest earnings and an unrealized holding gain of $814 and $2,419, respectively. These amounts are included in “Other income” in the Company’s Consolidated Statements of Operations.

The equity method of accounting is used to account for investments in affiliated companies in which the Company does not exercise control and has a 20% or more voting interest. The Company had a 39.92% membership interest in Blue Viking Storage, LLC (“BV”), a distributor of garage organizer systems. On July 26, 2012, with an effective date of June 30, 2012, the Company agreed to sell its equity interest in BV for approximately $86,000. The Company recorded a loss on the sale of $102,000 which is included in Other income (loss) for the three and six months ended June 30, 2012. Closing of the transaction is expected to occur in August 2012. The Company’s share of equity investment income was $175 and $19 for the three and six months ending June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Company’s share of equity investment income (loss) was approximately $200 and $(1,000), respectively. The Company’s initial investment in BV was $195,000. At December 31, 2011, the carrying value of the investment was approximately $188,000 and was included in “Other assets” on the Company’s Consolidated Balance Sheets.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

For the three months ended June 30, 2012 and 2011, the Company made payments to BV for purchases of garage storage products and consulting services of approximately $46,000 and $54,000, respectively. For the six months ended June 30, 2012 and 2011, the Company made payments to BV for purchases of garage storage products and consulting services of approximately $78,000 and $123,000, respectively. At June 30, 2012 and December 31, 2011, the amount due BV was approximately $6,000 and $29,000, respectively.

Goodwill

The amount of goodwill at June 30, 2012 and December 31, 2011 is $3,589,870. Goodwill is not amortized to expense. However, the Company is required to test goodwill for impairment at least on an annual basis or more often if an event or circumstance indicates that an impairment or decline in value may have occurred. The Company performed an impairment test as of December 31, 2011. During the six months ended June 30, 2012, the Company determined that additional changes in market conditions did not necessitate updating the Company’s December 31, 2011 analysis.

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$148,693	$135,913
Provision for warranty expenses	71,296	110,522
Warranty costs incurred	(61,882)	(88,328)

Balance at end of period	$158,107	$158,107

Intangible Assets

Intangible assets other than goodwill consist of license agreements which allow the Company to sell certain products in selected markets. The gross carrying value of intangible assets was $252,505 at June 30, 2012 and December 31, 2011, and accumulated amortization was $206,213 and $193,587, respectively. During the six months ended June 30, 2012 and 2011, the Company did not incur any costs to renew or extend its intangible assets. Amortization expense was approximately $6,300 for the three months ended June 30, 2012 and 2011 and $12,600 for the six months ended June 30, 2012 and 2011. Amortization expense is estimated to be approximately $12,600 for the remainder of fiscal 2012, $25,000 and $9,000 for the years ended December 31, 2013 and 2014, respectively.

Comprehensive Income

Comprehensive Income includes Net Income adjusted for certain gains and losses that are excluded from Net Income under U.S. generally accepted accounting principles. Adjustments to Net Income and Accumulated Other Comprehensive Income consist primarily of foreign currency translation adjustments.

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenue, expenses and equity transactions are translated using the actual rate on the day of the transaction.

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

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The new standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this new standard effective January 1, 2012. The adoption of this guidance only has an impact on financial presentation and disclosure.

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

Revenues attributable to each of the Company’s product lines are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Home Improvement Product Lines:
Kitchen refacing and countertops	$40,965	$40,032	$79,438	$76,326
Bathroom refacing	3,870	2,980	6,841	4,920
Organizers	875	757	1,657	1,513
Other	56	—	56	—

Total Home Improvement revenues	$45,766	$43,769	$87,992	$82,759

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

As of June 30, 2012 and December 31, 2011, the Company’s financial assets utilizing Level 1 inputs included money market mutual funds for which quoted market prices are available. Financial assets utilizing Level 2 inputs included municipal bond funds. Fair value on these municipal bond funds is determined using a quoted market price. The Company did not have any financial assets utilizing Level 3 inputs.

Assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are as follows:

	Fair value measurement at reporting date using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,618,457	$2,618,457	$0	$0
Marketable securities:
Municipal bond funds	821,556	0	821,556	0

Total assets	$3,440,013	$2,618,457	$821,556	$0

	Fair value measurement at reporting date using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$2,617,292	$2,617,292	$0	$0
Marketable securities:
Municipal bond funds	816,510	0	816,510	0

Total assets	$3,433,802	$2,617,292	$816,510	$0

5. Inventories

Inventories, net of applicable reserves, consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$2,122,416	$1,814,256
Work-in-progress	2,071,415	1,987,999

Total	$4,193,831	$3,802,255

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

6. Credit Facilities

As of June 30, 2012 and December 31, 2011, the Company had no debt. The Company has a credit agreement with Wells Fargo Bank (the “Credit Agreement”). The Credit Agreement is secured by accounts receivable and other rights to payment, general intangibles, inventory and equipment of the Company’s domestic subsidiaries. The Company’s domestic subsidiaries are guarantors.

The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At June 30, 2012, the Company had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on borrowings is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Company’s prior loan agreement with Frost National Bank provided for a line of credit and a term loan. On March 31, 2011, the Company paid off the term loan in the amount of $889,000. The term loan was payable in monthly principal payments of $27,778, plus accrued interest at the prime rate plus 1.25% maturing on August 10, 2013.

The Company’s Credit Agreement contains covenants which require the Company to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and no cumulative net loss for the preceding 4 quarters. In addition, the Company’s Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires more than $2,000,000 million in cash in any fiscal year. The Company is in compliance with all restrictive covenants at June 30, 2012.

On August 6, 2012, the Company entered into a merger agreement with THD At-Home Services, Inc., a wholly-owned subsidiary of The Home Depot, Inc., providing for THD At-Home Services, Inc. to acquire the Company. Pursuant to the covenants of the Credit Agreement, the Company is required to obtain the consent of the Wells Fargo to the merger transaction.

7. Commitments and Contingencies

Other Taxes

The Company is subject to audits in various jurisdictions from time to time for taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. The Company is currently engaged in audit proceedings in certain states related to sales and use tax. The Company believes that it has adequately provided for all of the obligations for these taxes; however, the Company may be subject to additional sales and use tax obligations, penalties and interest assessments beyond the amount currently accrued at June 30, 2012. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

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

8. Equity

Treasury Stock

On March 13, 2008, the Board of Directors authorized the repurchase of the Company’s outstanding stock up to $2 million. Any repurchase under the Company’s stock repurchase program may be made in the open market, at such times and such prices as the Company may determine appropriate. During the six months ended June 30, 2012, the Company did not repurchase any shares under the stock repurchase program. Cumulative repurchases under this program through June 30, 2012 were 376,018 shares, at a cost of approximately $1,111,000, of which all of the shares were cancelled and reclassified as authorized and unissued shares. Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets until retired.

U.S. Home Systems, Inc.

Notes to Consolidated Financial Statements

9. Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income applicable to common stockholders	$1,917,345	$1,579,610	$2,770,808	$2,140,083

Weighted average shares outstanding – basic	7,465,963	7,234,738	7,421,065	7,205,097
Effect of dilutive securities	135,222	185,818	175,267	184,725

Weighted average shares outstanding – diluted	7,601,185	7,420,556	7,596,332	7,389,822

Net income per share – basic	$0.26	$0.22	$0.37	$0.30

Net income per share – diluted	$0.25	$0.21	$0.36	$0.29

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2012, 72 and 2 common stock equivalents, respectively, were not included in the computation of diluted net income per share, because the effect would have been anti-dilutive. For the three and six months ended June 30, 2011 approximately 25,000 and 33,000 common stock equivalents, respectively, were not included in the computation of diluted net income per share, because the effect would have been anti-dilutive.

10. Subsequent Events

On August 7, 2012, the Company’s board of directors declared a cash dividend for the second quarter of 2012 of $0.03 per share of common stock payable to stockholders of record on August 24, 2012. The dividend will be paid on September 13, 2012.

On August 6, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with THD At-Home Services, Inc., a Delaware corporation (“Parent”), which is a wholly-owned subsidiary of The Home Depot, Inc., and Umpire Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company with the Company continuing as the surviving corporation (the “Surviving Corporation”), upon the terms and subject to the conditions set forth in the Merger Agreement. Following the Merger, the Company will cease to be a publicly traded company and will become a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of common stock (other than certain expressly excluded shares) will be converted into the right to receive $12.50 in cash (the “Merger Consideration”).

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s stockholders, (ii) expiration or termination of the Hart-Scott-Rodino Act waiting period, (iii) absence of any order or injunction prohibiting the consummation of the Merger and (iv) subject to certain exceptions, the accuracy of the Company’s representations and warranties contained in the Merger Agreement and compliance by the Company with its covenants contained in the Merger Agreement. Although the Company and Parent have agreed in the Merger Agreement to use commercially reasonable efforts to consummate the Merger as promptly as practicable, these and other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay or failure in completing the Merger may adversely affect the Company.

The Merger Agreement contains certain termination rights for each of Parent and Merger Sub and the Company, and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $2,866,000, depending upon the circumstances of the termination of the Merger Agreement, if any. However, the termination fee will be $1,911,000 if, prior to 11:59 P.M. (Eastern time) on September 5, 2012, the Merger Agreement is terminated by the Company in order to enter into an acquisition agreement with respect to a superior proposal (as defined in the Merger Agreement) made by a qualified go-shop bidder (as defined in the Merger Agreement) or by Parent or Merger Sub and the event giving rise to the termination is the submission of an acquisition proposal (as defined in the Merger Agreement) by a qualified go-shop bidder.

On May 21, 2012, the Company entered into an agreement with Canadian Tire Financial Services Limited, a wholly owned subsidiary of Canadian Tire Corporation, Limited (collectively “Canadian Tire”), a Canadian retailer, to offer our kitchen and bath refacing products and services to Canadian Tire customers in Canada under the Canadian Tire Home Services® brand. Under this agreement, the Company was scheduled to commence operations in early July 2012 in the Greater Toronto Area, however, the Company has delayed the initiation of these services pending further discussion among the parties.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2012 included herein, and our audited financial statements for the years ended December 31, 2011, 2010 and 2009, and the notes to these financial statements included in the Company’s Annual Report on Form 10-K. Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and as expressed in such forward-looking statements.

Overview

We are engaged in the specialty product home improvement business. In our home improvement business, we manufacture or procure, design, sell and install custom kitchen and bathroom cabinet refacing products and organizational storage systems for closets and garages.

We market, sell and install our products and installed services in the United States exclusively through The Home Depot under a service provider agreement (“SPA”) and a product supply agreement (“PSA”). At June 30, 2012 our home improvement business served The Home Depot in 70 markets covering 42 states. Our kitchen refacing products are also available for purchase by The Home Depot customers or their designated installation contractor in conjunction with The Home Depot’s customer Do-It-Yourself (“DIY”) program in all US The Home Depot stores. In the DIY program, the customer, or their designated installation contractor, completes the installation of the home improvement project. In-store kitchen refacing displays provide information as to the availability of our products.

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

Recent Developments

On August 6, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with THD At-Home Services, Inc., a Delaware corporation (“Parent”), which is a wholly-owned subsidiary of The Home Depot, Inc., and Umpire Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company with the Company continuing as the surviving corporation (the “Surviving Corporation”), upon the terms and subject to the conditions set forth in the Merger Agreement. Following the Merger, we will cease to be a publicly traded company and will become a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of our common stock (other than certain expressly excluded shares) will be converted into the right to receive $12.50 in cash (the “Merger Consideration”).

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of our stockholders, (ii) expiration or termination of the Hart-Scott-Rodino Act waiting period, (iii) absence of any order or injunction prohibiting the consummation of the Merger and (iv) subject to certain exceptions, the accuracy of our representations and warranties contained in the Merger Agreement and our compliance with the covenants contained in the Merger Agreement. Although we and Parent have agreed in the Merger Agreement to use commercially reasonable efforts to consummate the Merger as promptly as practicable, these and other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay or failure in completing the Merger may adversely affect us.

The Merger Agreement contains certain termination rights for each of Parent and Merger Sub and us, and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $2,866,000, depending upon the circumstances of the termination of the Merger Agreement, if any. However, the termination fee will be $1,911,000 if, prior to 11:59 P.M. (Eastern time) on September 5, 2012, we terminate the Merger Agreement in order to enter into an acquisition agreement with respect to a superior proposal (as defined in the Merger Agreement) made by a qualified go-shop bidder (as defined in the Merger Agreement) or by Parent or Merger Sub and the event giving rise to the termination is the submission of an acquisition proposal (as defined in the Merger Agreement) by a qualified go-shop bidder.

We expect to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

On May 21, 2012, we entered into an agreement with Canadian Tire Financial Services Limited, a wholly owned subsidiary of Canadian Tire Corporation, Limited (collectively “Canadian Tire”), a Canadian retailer, to offer our kitchen and bath refacing products and services to Canadian Tire customers in Canada under the Canadian Tire Home Services® brand. Our operations under this agreement were scheduled to commence in early July 2012 in the Greater Toronto Area, however, we have delayed the initiation of these services pending further discussion among the parties.

Results of Operations

Results of operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	(In Thousands) Three Months ended June 30,
	2012		2011
	$	%	$	%
Revenues	45,766	100.0	43,769	100.0
Costs of remodeling contracts	20,610	45.0	20,025	45.8

Gross profit	25,156	55.0	23,744	54.2
Costs and expenses:
Branch operations	1,777	3.9	1,915	4.4
Sales and marketing expense	16,742	36.6	15,760	36.0
General and administrative	3,375	7.4	3,399	7.7

Operating income	3,262	7.1	2,670	6.1
Interest expense	7	—	2	—
Other income (loss)	(95)	0.2	8	—

Income before income taxes	3,160	6.9	2,676	6.1
Income tax expense	1,243	2.7	1,096	2.5

Net income	1,917	4.2	1,580	3.6

Management’s Summary of Results of Operations.

New orders in the three months ended June 30, 2012 increased 11.0% to $48,883,000, from $44,047,000 in the same period last year. The increase reflected continued strong demand for our kitchen and bath refacing products and our new kitchen replacement product line which we initiated in the first quarter of 2012.

New orders for our kitchen refacing products increased 10.3% principally resulting from an increase in our sales closing rate which we attribute to The Home Depot’s emphasis of our product category in their marketing initiatives. Additionally, we believe our new line of Martha Stewart Living TM kitchen cabinet refacing products was well received by customers contributing to our increase in new orders. Our line of Martha Stewart Living TM cabinet refacing products provides a “refacing” solution to The Home Depot customers who prefer the look of the Martha Stewart Living TM line of cabinetry in a refacing product.

New orders for our bath products increased 12.6% to $3,555,000 in the second quarter 2012 from $3,156,000 in the same period last year. The increase in new orders is principally due to increased marketing activities generating an increase in the number of customer appointments.

In February 2012, we commenced a test pilot program with The Home Depot in two markets in Florida in which we began offering a new product category, Replacement Kitchen Remodeling. In April 2012, we and The Home Depot agreed to expand this test program to all our markets in Florida, with the exception of the Jacksonville, FL market. In connection with the test pilot, we are re-marketing customers who expressed an interest in kitchen refacing, however did not purchase our refacing products. We believe that these customers may be more interested in replacing their complete kitchen cabinetry rather than installing a refacing product. In the second quarter 2012, we generated $325,000 in new orders for Kitchen Replacement products.

We continued to be challenged by the credit decline rate for our and The Home Depot customers. Historically, approximately 85% of our customers elected to utilize financing products, provided principally through The Home Depot, to fund their home improvement project. Customers must qualify under these programs to receive financing. Prior to 2008, the credit decline rate averaged 7.0% for all our products. In the second quarter last year the credit decline rate was 18.4%. In the second quarter 2012, the number of customers seeking financing declined to 68.0% and the credit decline rate increased to 23.5%. We continue to seek other alternatives to aid our customers in securing financing for their projects. Although we believe that credit decline rates will ultimately improve, we cannot predict the timing of this improvement.

For the three months ended June 30, 2012, revenues increased 4.6% to $45,766,000 from $43,769,000 in the three months ended June 30, 2011. The increase in revenues resulted from sustained increases in new orders. However, during the second quarter 2012, a key piece of production equipment was destroyed by a small fire in our manufacturing facility, negatively impacting our production output and second quarter revenues. No damage to other equipment or the facility was sustained. A new replacement machine was received and placed in service in mid-July and production output is returning to normal levels. The cost of the replacement equipment is covered by insurance.

Our backlog at June 30, 2012 increased 16.0% to $28,465,000 as compared to $24,533,000 at June 30, 2011. The increase in backlog reflects the record new order input combined with the disruption to our production output.

Gross profit for the second quarter 2012 was $25,156,000 or 55.0% of revenues, as compared with $23,744,000 or 54.2% of revenues in the same period last year. The increase in gross profit in dollar terms reflects higher revenues in the period as compared to the second quarter last year. The increase in gross profit margin as a percentage of revenues reflects a combination of sales product mix, higher selling prices which were put in place in the first quarter, and a favorable adjustment to our use tax reserve which is included in cost of remodeling contracts.

Net income was $1,917,000, or $0.25 per diluted share for the three months ended June 30, 2012, as compared with $1,580,000, or $0.21 per diluted share in the same period last year.

Results of Operations – Detail Review

Revenues and new orders for the three months ended June 30, 2012 and 2011, and backlog of uncompleted orders at June 30, 2012 and 2011 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2012	2011	2012	2011	2012	2011
Kitchen refacing and Countertops	$40,965	$40,032	$44,190	$40,056	$25,812	$22,319
Bathroom refacing	3,870	2,980	3,555	3,156	1,868	1,689
Organization systems	875	757	813	835	365	525
Kitchen replacement	56	0	325	0	420	0

Total	$45,766	$43,769	$48,883	$44,047	$28,465	$24,533

Kitchen refacing and countertops – New orders for kitchen and countertop products increased 10.3% to $44,190,000 in the three months ended June 30, 2012 as compared to $40,056,000 in the same period last year. The increase resulted from an increase in the mix of customer leads generated by the Home Depot in which our sales closing rate is higher than our other sources of customer lead generation. In addition, our new line of Martha Stewart Living TM kitchen cabinet refacing products contributed to our increase in new orders. This increase was partially offset by an increase in customer credit declines. Although the number of kitchen refacing customers seeking financing declined to 68.5% in the second quarter 2012 as compared to 80.0% in the same period last year, the credit decline rate increased to 24.3% compared with 20.2%, respectively.

Revenues from kitchen refacing and countertop products increased 2.3% to $40,965,000 in the three months ended June 30, 2012, from $40,032,000 in the same period last year. The increase in revenues reflects an increase in demand partially offset by the previously mentioned production disruption during the period.

Bathroom refacing – Revenues from bathroom refacing products were $3,870,000 in the second quarter 2012 as compared with $2,980,000 in the second quarter 2011. The increase in revenues reflected higher backlog at the beginning of the period and an increase in new orders in the second quarter to $3,555,000 from $3,156,000 in the second quarter last year. The increase in new orders is principally due to increased marketing activities generating an increase in the number of customer appointments.

Organization Systems – Revenues from organization systems products were $875,000 in the three months ended June 30, 2012 as compared to $757,000 in the prior year period. New orders for organization systems products were $813,000 and $835,000, respectively.

Kitchen Replacement – In February 2012, we commenced a test pilot program with The Home Depot in which we began offering a new product category, Replacement Kitchen Remodeling. In the second quarter 2012, we generated $325,000 in new orders for Kitchen Replacement products. Revenues for kitchen replacement products in the second quarter were $56,000.

Gross profit for the second quarter 2012 was $25,156,000 or 55.0% of revenues, as compared with $23,744,000 or 54.2% of revenues in the same period last year. The increase in gross profit in dollar terms reflects higher revenues in the period as compared to the second quarter last year. The increase in gross profit margin as a percentage of revenues reflects a combination of sales product mix, higher selling prices which were put in place in the first quarter, and a favorable adjustment to our use tax reserve which is included in cost of sales.

Branch operating expenses consist primarily of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $1,777,000 or 3.9% of revenues in the second quarter 2012, as compared to $1,915,000, or 4.4% of revenues in the second quarter last year. The decrease in branch operating expense is principally due to reduced rent expenses, reflecting successful efforts to “right size” certain of our sales and installation centers, as well as lower lease rates on certain lease renewals.

Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Also in connection with our third party in-store service provider, if certain performance criteria are met, a bonus is payable to the marketing firm, and if the criteria are not met, a certain bonus is due us. Marketing expenses were $10,462,000 or 22.9% of revenues in the second quarter 2012 as compared with $10,042,000 or 22.9% of revenues in the second quarter last year. Marketing expense in dollar terms in the second quarter 2012 increased principally due to higher marketing fees paid to The Home Depot as a result of higher revenues.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $6,280,000, or 13.7% of revenues for the second quarter 2012, as compared to $5,718,000, or 13.1% of revenues in the prior year second quarter. Sales expenses in dollar terms increased principally as a result of higher compensations costs, including salary ($133,000), commissions and incentives on higher sales volume ($399,000) and higher payroll taxes ($53,000).

General and administrative expenses were $3,375,000 or 7.4% of revenues in the second quarter 2012 as compared to $3,399,000 or 7.7% of revenues in the second quarter last year. General and administrative expense in dollar term remained relatively flat.

Other income (expense) in the second quarter 2012 includes a loss of approximately $102,000 on the sale of our membership interest in Blue Viking, LLC, a distributor of garage storage products.

Results of operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

	(In Thousands) Six Months ended June 30,
	2012		2011
	$	%	$	%
Revenues	87,992	100.0	82,759	100.0
Costs of remodeling contracts	40,361	45.9	38,207	46.2

Gross profit	47,631	54.1	44,552	53.8
Costs and expenses:
Branch operations	3,598	4.1	3,836	4.6
Sales and marketing expense	32,990	37.5	30,603	37.0
General and administrative	6,388	7.2	6,488	7.8

Operating income	4,655	5.3	3,625	4.4
Interest expense	13	—	16	—
Other income (loss)	(90)	0.1	12	—

Income before income taxes	4,552	5.2	3,621	4.4
Income tax expense	1,781	2.1	1,481	1.8

Net income	2,771	3.1	2,140	2.6

Management’s Summary of Results of Operations.

New orders in the six months ended June 30, 2012 increased 9.2% to $95,256,000, from $87,234,000 in the same period last year reflecting continued strong demand for our kitchen and bath refacing products.

New orders for our kitchen refacing products increased 7.2% principally resulting from an increase in our sales closing rate which we attribute to The Home Depot’s emphasis of our product category in their marketing initiatives. Additionally, we believe our new line of Martha Stewart Living TM kitchen cabinet refacing products was well received by customers contributing to our increase in new orders. Our line of Martha Stewart Living TM cabinet refacing products provides a “refacing” solution to The Home Depot customers who prefer the look of the Martha Stewart Living TM line of cabinetry in a refacing product.

New orders for our bath products increased 29.4% to $7,161,000 in the six months ended June 30, 2012 from $5,535,000 in the same period last year. The increase in new orders is principally due to increased marketing activities generating an increase in the number of customer appointments.

In February 2012, we commenced a test pilot program with The Home Depot in which we began offering a new product category, Replacement Kitchen Remodeling. In the six months ended June 30, 2012, we generated $476,000 in new orders for Kitchen Replacement products.

Despite the increase in new orders, we continued to be challenged by the credit decline rate for our and The Home Depot customers. In the six months ended June 30, 2012, the credit decline rate was 24.1% as compared to 17.9% in the same period last year.

For the six months ended June 30, 2012, revenues increased 6.3% to $87,992,000 from $82,759,000 in the six months ended June 30, 2011. The increase in revenues resulted from sustained increases in new orders for our kitchen and bath refacing products.

Gross profit for the six months ended June 30, 2012 was $47,631,000 or 54.1% of revenues, as compared with $44,552,000 or 53.8% of revenues in the same period last year. The increase in gross profit in dollar terms reflects higher revenues in the period as compared to the same period last year. Gross profit as a percentage of revenue reflected a 94 basis point improvement principally due to price increases offset by a 64 basis point reduction principally due to sales mix.

Net income was $2,771,000, or $0.36 per diluted share for the six months ended June 30, 2012, as compared with $2,140,000, or $0.29 per share in the same period last year.

Results of Operations – Detail Review

Revenues and new orders for the six months ended June 30, 2012 and 2011, and backlog of uncompleted orders at June 30, 2012 and 2011 attributable to each of our product lines were as follows (in thousands):

	Revenues		New Orders		Backlog
	2012	2011	2012	2011	2012	2011
Kitchen refacing and Countertops	$79,438	$76,326	$85,999	$80,155	$25,812	$22,319
Bathroom refacing	6,841	4,920	7,161	5,535	1,868	1,689
Organization systems	1,657	1,513	1,620	1,544	365	525
Kitchen replacement	56	0	476	0	420	0

Total	$87,992	$82,759	$95,256	$87,234	$28,465	$24,533

Kitchen refacing and countertops – New orders for kitchen and countertop products were $85,999,000 in the six months ended June 30, 2012 as compared to $80,155,000 in the same period last year. The increase resulted from an increase in the mix of customer leads generated by the Home Depot in which our sales closing rate is higher than our other sources of customer lead generation. In addition, our new line of Martha Stewart Living TM kitchen cabinet refacing products contributed to our increase in new orders. This increase was partially offset by an increase in customer credit declines. Although the number of kitchen refacing customers seeking financing declined to 69.4% in the six months ended June 30, 2012 as compared to 80.6% in the same period last year, the credit decline rate increased to 24.2% compared with 18.2%, respectively.

Revenues from kitchen refacing and countertop products increased 4.1% to $79,438,000 in the six months ended June 30, 2012, from $76,326,000 in the same period last year. The increase in revenues resulted from an increase in demand.

Bathroom refacing – Revenues from bathroom refacing products were $6,841,000 in the six months ended June 30, 2012 as compared with $4,920,000 in the same period last year. The increase in revenues reflected a 29.4% increase in new orders to $7,161,000 in the six months ended June 30, 2012 from $5,535,000 in the same period last year. The increase in new orders is principally due to increased marketing activities generating an increase in the number of customer appointments.

Organization Systems – Revenues from organization systems products were $1,657,000 in the six months ended June 30, 2012 as compared to $1,513,000 in the prior year period. New orders for organization systems products were $1,620,000 and $1,544,000, respectively.

Kitchen Replacement – In February 2012, we commenced a test pilot program with The Home Depot in which we began offering a new product category, Replacement Kitchen Remodeling. In the six months ended June 30, 2012, we generated $476,000 in new orders for Kitchen Replacement products. Revenues for kitchen replacement products in the period were $56,000.

Gross profit for the six months ended June 30, 2012 was $47,631,000 or 54.1% of revenues, as compared with $44,552,000 or 53.8% of revenues in the same period last year. The increase in gross profit in dollar terms reflects higher revenues in the period as compared to the same period last year. Gross profit as a percentage of revenue reflected a 94 basis point improvement principally due to price increases offset by a 64 basis point reduction principally due to sales mix.

Branch operating expenses consist primarily of fixed costs associated with each of our sales and installation centers, including rent, telecommunications, branch administration salaries and supplies. Branch operating expenses were $3,598,000 or 4.1% of revenues in the six months ended June 30, 2012, as compared to $3,836,000, or 4.6% of revenues in the same period last year. The decrease in branch operating expense is principally due to reduced rent expenses, reflecting successful efforts to “right size” certain of our sales and installation centers, as well as lower lease rates on certain lease renewals.

Marketing expenses consist primarily of marketing fees we pay to The Home Depot on each sale, commissions we pay to a third party in-store service provider on each sale in which the customer lead was originated by them, advertising, and personnel costs related to administration of our in-store marketing program and our marketing center. Also in connection with our third party in-store service provider, if certain performance criteria are met, a bonus is payable to the marketing firm, and if the criteria are not met, a certain refund is due us. Marketing expenses were $20,895,000 or 23.7% of revenues in the six months ended June 30, 2012 as compared with $19,350,000 or 23.4% of revenues in the same period last year. Marketing expense in dollar terms in the six months ended June 30, 2012 increased principally due to higher marketing fees paid to The Home Depot as a result of higher revenues.

Sales expenses, which consist primarily of sales commissions and bonuses, sales manager salaries, sales materials, and travel and recruiting expenses, were $12,095,000, or 13.7% of revenues for the six months ended June 30, 2012, as compared to $11,253,000, or 13.6% of revenues in the prior year first quarter. Sales expenses in dollar terms increased principally as a result of higher compensations costs, including salary ($256,000), commissions and incentives on higher sales volume ($518,000) and higher payroll taxes ($121,000).

General and administrative expenses were $6,388,000 or 7.2% of revenues in the six months ended June 30, 2012, as compared to $6,488,000 or 7.8% of revenues in the same period last year.

Other income (expense) for the six months ended June 30, 2012 includes a loss of approximately $102,000 on the sale of our membership interest in Blue Viking, LLC, a distributor of garage storage products.

Liquidity and Capital Resources

We have historically financed our liquidity needs through cash flows from operations, borrowing under bank credit agreements and proceeds from the sale of common stock. At June 30, 2012, we had approximately $13,736,000 in cash and cash equivalents and $822,000 in marketable securities. Working capital, defined as current assets less current liabilities, was $22,398,000 at June 30, 2012 as compared to $19,725,000 at December 31, 2011.

Net cash provided by operations was $860,000 in the six months ended June 30, 2012 as compared to $2,291,000 in the same period last year. Cash provided by operations reflected an increase in accounts receivable and prepaid expenses of approximately $3,964,000 in the six months ended June 30, 2012 as compared to $2,756,000 in the same period last year. The increase in receivables principally reflects higher revenues at the end of the each respective period.

In the six months ended June 30, 2012, we utilized $921,000 for capital expenditures, as compared to $268,000 in the same period last year. The increase in our capital expenditures principally reflects updating our in-store displays with our new products, including our new line Martha Stewart Living TM refacing products, software development, and manufacturing machinery. We expect capital expenditures of approximately $1,500,000 in 2012.

We generated approximately $336,000 in proceeds in the six months ended June 30, 2012 from issuance of common stock upon the exercise of stock options as compared with $272,000 in the same period last year. In addition, in the six months ended June 30, 2012 we utilized approximately $448,000 for the payment of dividends on our common stock. We did not begin to authorize the payment of dividends until the second quarter last year. We remain committed to providing value to our shareholders and, on August 7, 2012, our board of directors declared a cash dividend of $0.03 per share for the second quarter of 2012, payable on September 13, 2012.

During the first quarter 2011, we utilized $889,000 to pay off and retire a term loan we had outstanding with Frost Bank. We had no debt outstanding at June 30, 2012. We have a credit agreement with Wells Fargo Bank (Credit Agreement). The Credit Agreement replaced our prior loan agreement with Frost National Bank (“Frost Bank”). The Credit Agreement allows for borrowings up to $2.5 million for working capital. Borrowings and required payments under the Credit Agreement are based on an asset formula using accounts receivable and inventory. At June 30, 2012, we had no balance outstanding under the Credit Agreement and a borrowing capacity of $2,500,000. Interest on the Credit Agreement is payable monthly on the unpaid balance at LIBOR plus 2.75%. The Credit Agreement matures on August 22, 2014, at which time any outstanding principal and accrued interest is due and payable.

The Credit Agreement contains covenants which require us to maintain a debt to adjusted tangible net worth ratio of less than 2.0 to 1, and have no cumulative net loss for the preceding four quarters. In addition, the Credit Agreement contains other covenants, which among other matters, (i) limit the Company’s ability to incur indebtedness, merge, consolidate and sell assets; (ii) limit the company from making investment in fixed assets in any fiscal year in excess of an aggregate of $1,500,000, and (iii) limit any acquisition which requires in any fiscal year $2.0 million cash. We are in compliance with all restrictive covenants at June 30, 2012. On August 6, 2012, we entered into a merger agreement with THD At-Home Services, Inc., a wholly-owned subsidiary of The Home Depot, Inc., providing for THD At-Home Services, Inc. to acquire us. Pursuant to the covenants of the Credit Agreement, we are required to obtain the consent of the Wells Fargo to the merger transaction.

On March 13, 2008, our Board of Directors authorized a repurchase program for up to $2.0 million of our outstanding stock. Cumulative repurchases under this authorization through June 30, 2012 were 376,018 shares at a cost of approximately $1,111,000. During the six months ended June 30, 2012 and 2011 we did not repurchase any shares under this program. Consistent with the Merger Agreement, we do not intend to purchase any shares of our common stock under our repurchase program.

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

We believe we will be successful in executing our initiatives and that we will have sufficient cash, including cash generated by operations, and borrowing capacity under our credit facilities to meet our anticipated working capital needs for our current operations over the next twelve months, and that such capacity will be adequate to fund the expansion of our operations for the next 12-18 months. The Merger Agreement contains restrictions on our ability to issue debt or equity securities. If the Merger is not consumated and we need additional capital to execute our business strategy or fund our operations, we may have to issue equity or debt securities. If we issue additional equity securities, the ownership percentage of our stockholders will be reduced. If we borrow money, we may incur significant interest charges which could reduce our net income. Holders of debt or preferred securities may have rights, preferences or privileges senior to those of existing holders of our common stock. However, additional financing may not be available to us, or if available, such financing may not be on favorable terms.

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

Recently Adopted Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. We adopted this new standard effective January 1, 2012. The adoption of this guidance did not have an effect on our results of operations or financial position.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The new standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this new standard effective January 1, 2012. The adoption of this guidance only has an impact on financial presentation and disclosure.

In September 2011, the FASB issued an ASU that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after assessing qualitative factors an entity determines that is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the current two-step impairment test is unnecessary. If an entity concludes otherwise, then it is required to test goodwill for impairment under the current two-step process. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We adopted this new standard effective January 1, 2012. The adoption of this guidance did not have an effect on our results of operations or financial position.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we are not involved in VIE or off-balance sheet transactions.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

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

Foreign Currency Exchange Risk

In May of 2012, we announced an expansion into the Canadian market. Currently, we have minimal foreign currency exchange risk exposure with respect to our Canadian operations. This exposure may change over time as our business grows and adverse movements in exchange rates of the Canadian dollar relative to the U.S. dollar could have a material adverse impact on our financial results. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (Exchange Act), the Company’s management has carried out an evaluation, with the participation and under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2012. Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of its chief executive officer and chief financial officer. Based upon such evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger with THD At-Home Services, Inc.

We may be unable to obtain satisfaction of all conditions to complete our merger with THD At-Home Services, Inc., including the approval of our stockholders, in the anticipated timeframe.

On August 6, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with THD At-Home Services, Inc., a Delaware corporation (“Parent”), which is a wholly-owned subsidiary of The Home Depot, Inc., and Umpire Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company with the Company continuing as the surviving corporation (the “Surviving Corporation”), upon the terms and subject to the conditions set forth in the Merger Agreement. Following the Merger, the Company will cease to be a publicly traded company and will become a wholly-owned subsidiary of Parent.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), issued and outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive $12.50 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”), other than shares of Common Stock held by any of the Company’s stockholders who are entitled to and who properly exercise, and do not withdraw or lose, statutory appraisal rights.

Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s stockholders, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) absence of any order or injunction prohibiting the consummation of the Merger and (iv) subject to certain exceptions, the accuracy of the Company’s representations and warranties contained in the Merger Agreement and compliance by the Company with its covenants contained in the Merger Agreement. If any of these conditions are not satisfied, the Merger will not be consummated.

Although the Company and Parent have agreed in the Merger Agreement to use commercially reasonable efforts to consummate the Merger as promptly as practicable, these and other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay or failure in completing the Merger may adversely affect the Company.

Failure to complete our merger with Parent could negatively impact our business, financial condition, results of operations and our stock price.

As noted above, the conditions to the completion of the Merger may not be satisfied. If the Merger is not completed for any reason, we will be subject to several risks, including:

•

the current trading price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;

•	certain of our executive officers and/or directors may seek other opportunities;

•	we may be required to pay a termination fee of either $2,866,000 or $1,911,000 to Parent if the Merger Agreement is terminated under certain circumstances;

•	we expect to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the Merger is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or our stock price.

The announcement and pendency of the Merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations, or business prospects.

The announcement and pendency of the Merger could disrupt our business in the following ways, among others:

•	third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•

the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us.

Should they occur, any of these matters could adversely affect our stock price or harm the financial condition, results of operations, or business prospects of the Company.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for fiscal 2011 as filed with the SEC. Except as set forth above, there have not been any substantive changes to the Risk Factors described in our 2011 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in this Form 10-Q and in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter 2012, we did not repurchase any shares of our common stock. Our current common stock repurchase program was announced on March 18, 2008. Our Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. Any repurchase of common stock under our stock repurchase program may be made in the open market at such time and such prices as our CEO may from time to time determine. The program does not have an expiration date. Cumulative repurchases under this program through June 30, 2012 were 376,018 shares at a cost of approximately $1,111,000. However, consistent with the Merger Agreement we do not intend to purchase any shares of our common stock under our common stock repurchase program.

ITEM 6.	Exhibits.

(a) Exhibits. The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 8, 2012 on its behalf by the undersigned, thereto duly authorized.

U.S. HOME SYSTEMS INC.

By:	/s/ Murray H. Gross
Murray H. Gross, President and Chief Executive Officer

By:	/s/ Robert A. DeFronzo
Robert A. DeFronzo, Chief Financial Officer

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger between U.S. Pawn, Inc. and U.S. Remodelers, Inc. dated as of November 3, 2000

2.2(2)	Agreement and Plan of Merger dated February 13, 2001, by and between U.S. Pawn, Inc. and U.S. Home Systems, Inc.

2.3(3)	Agreement and Plan of Merger dated September 28, 2001, by and between Home Credit Acquisition, Inc., U.S. Home Systems, Inc., and First Consumer Credit, LLC and its members

2.4(4)	Agreement and Plan of Merger by and among Remodelers Credit Corporation, a wholly-owned subsidiary of U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc. dated October 16, 2002, and effective as of November 30, 2002

2.5(4)	Amendment No. 1 to Agreement and Plan of Merger entered into on November 30, 2002, by and among Remodelers Credit Corporation, U.S. Home Systems, Inc., Deck America, Inc., and Shareholders of Deck America, Inc.

3.1(2)	Certificate of Incorporation of U.S. Home Systems, Inc. as filed with the Secretary of State of Delaware on January 5, 2001

3.2(2)	Bylaws of U.S. Home Systems, Inc.

3.3(5)	Amended Article VI to the U.S. Home Systems Bylaws.

4.1(2)	Common Stock specimen – U.S. Home Systems, Inc.

+10.1(6)	Amended and Restated 2000 Stock Compensation Plan

+10.2(7)	Executive Cash Bonus Program adopted by Board of Directors of U.S. Home Systems, Inc. on February 5, 2004

+10.3(8)	U.S. Home Systems, Inc. 2004 Restricted Stock Plan approved by the stockholders on July 15, 2004.

+10.4(9)	Non-Employee Director Compensation Plan

+10.5(9)	Form of Restricted Stock Agreement for Non-Employee Directors

+10.6(9)	Form of Restricted Stock Agreement for Employees

10.7(10)	Term Note, effective as of February 10, 2006, in the principal amount of $1.2 million payable to the Frost Bank by U.S. Home.

10.8(10)	Deed of Trust, Security Agreement – Assignment of Rents, effective as of February 10, 2006, in favor of Michael K. Smeltzer, as trustee, for the benefit of Frost Bank, as beneficiary, executed by U.S. Remodelers, as grantor, pledging the real property and improvements located in Charles City, Virginia (as described in the Deed of Trust) as security for indebtedness owed Frost Bank by U.S. Home.

10.9(11)	Service Provider Agreement between USR and The Home Depot effective May 1, 2006 (certain exhibits and schedules have been omitted and will be furnished to the SEC upon request).

10.10(12)	Modification Agreement dated January 1, 2007, by and between U.S. Home and Frost Bank relating to $1.2 million Term Note.

10.11(13)	Amendment dated February 28, 2008 to the Service Provider Agreement between USR and The Home Depot (Exhibit 10.9).

+10.12(14)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Murray H. Gross effective as of January 1, 2009.

+10.13(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Peter T. Bulger effective as of January 1, 2009.

+10.14(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Robert A. DeFronzo effective as of January 1, 2009.

+10.15(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Steven L. Gross effective as of January 1, 2009

Exhibit Number	Description of Exhibit

+10.16(15)	Amended and Restated Employment Agreement by and between U.S. Home Systems, Inc. and Richard B. Goodner effective as of January 1, 2009

10.17(16)	Separation Agreement and General Release of Claims dated February 17, 2009 (effective as of February 24, 2009) by and among U.S. Home Systems, U.S. Remodelers and Peter T. Bulger

10.18(17)	Second Amended and Restated Loan Agreement dated December 19, 2008 by and between U.S. Home Systems, Inc. and Frost Bank

10.19(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Home Systems, pledging collateral (as described in the Security Agreement) as security for indebtedness owed Frost Bank by U.S. Home Systems, Inc.

10.20(17)	Second Amended and Restated Security Agreement dated December 19, 2008 executed by U.S. Remodelers pledging collateral (as described in the Security Agreement) as security for indebtedness and Frost Bank by U.S. Home Systems, Inc.

10.21(17)	Second Amended and Restated Guaranty Agreement executed by U.S. Remodelers dated December 19, 2008 to secure payment of indebtedness payable to Frost Bank by U.S. Home Systems, Inc.

10.22(18)	First Amendment to Second Amended and Restated Loan Agreement dated May 1, 2009 by and between U.S. Home Systems and the Frost National Bank.

10.23(19)	Stock Purchase Agreement dated May 18, 2009 between U.S. Home Systems and Peter T. Bulger

10.24(20)	Stipulation and Settlement Agreement in connection with Kenneth John Lodge, et al. (Plaintiffs) vs. U.S. Home Systems, Inc. and U.S. Remodelers, Inc. (Defendants), Case No. CV07-05409 CAS pending in the United States District Court for the Central District of California, effective July 17, 2009, subject to approval of the U.S. District Court

10.25(21)	Settlement Agreement and Release dated January 20, 2010, in connection with Matthew Ozga (Plaintiff) vs. U.S. Remodelers, Inc. et al. (Defendants), Case No. 3:09-CV-05112JSW pending in the United States District Court for the Northern District of California, subject to approval of the U.S. District Court (Exhibits omitted and will be furnished to the SEC upon request.)

10.26(22)	Second Amendment to Second Amended and Restated Loan Agreement effective December 30, 2009, by and between U.S. Home Systems, Inc. and Frost Bank.

+10.27(23)	2010 Equity Incentive Plan effective March 15, 2010 and approved by stockholders of U.S. Home Systems on June 17, 2010

10.28(24)	Modification, Renewal and Extension Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc., U.S. Remodelers, Inc. and Frost Bank, which renews and extends to August 10, 2013 the maturity date of the term note in the original principal amount of $1,200,000

10.29(24)	Revolving Promissory Note dated September 2, 2010 in the principal amount of $2,000,000 payable to Frost Bank

10.30(24)	Third Amendment to Second Amended and Restated Loan Agreement effective September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.31(24)	Arbitration and Notice of Final Agreement dated September 2, 2010, by and between U.S. Home Systems, Inc. and Frost Bank

10.32(25)	Addendum dated February 8, 2011 to the Service Provider Agreement between U.S. Home Systems, Inc. and The Home Depot, extending the termination date of the SPA to February 25, 2014.

10.33(26)	Credit Agreement dated August 22, 2011 by and between U.S. Home Systems, Inc. and Wells Fargo Bank National Association (“Wells Fargo”).

10.34(26)	Revolving Line of Credit Note dated August 22, 2011 payable to Wells Fargo providing a $2.5 million credit line to U.S. Home Systems, Inc.

10.35(26)	Continuing Guaranty Agreement executed by U.S. Remodelers, Inc. dated August 22, 2011 to secure payment of indebtedness payable by U.S. Home Systems, Inc. to Wells Fargo.

Exhibit Number	Description of Exhibit

10.36 (27)	Amended and Restated Non-Employee Director Compensation Plan which was approved by the Company’s compensation committee and board of directors on August 9, 2011 and was effective January 1, 2012.

10.37(28)	Services Agreement dated May 21, 2012 by and among Canadian Home Systems, Ltd., (“CHS”) a wholly owned subsidiary of U.S. Home Systems, Inc. and Canadian Tire Financial Services Limited, a subsidiary of Canadian Tire Corporation, Limited, and U.S. Home Systems, as guarantor of the performance by CHS of its obligations under the Service Agreement. (Schedules and Exhibits have been omitted and will be furnished to the SEC upon request.)

10.38 (29)	Agreement and Plan of Merger, dated August 6, 2012, by and among THD At-Home-Services, Inc., Umpire Acquisition Corp., and U.S. Home Systems, Inc. (Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request).

10.39 (29)	Voting Agreement, dated as of August 6, 2012, by and among THD At-Home-Services, Inc., and each Stockholder and certain of their affiliates party thereto.

21.1(28)	Subsidiaries of the Company.

31.1 *	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL-related documents

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Previously filed as Exhibit B to the Company’s Proxy Statement which was filed with the Commission on December 15, 2000, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, which was filed with the Commission on April 2, 2001, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on November 27, 2001, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A which was filed with the Commission on February 5, 2003, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8K which was filed with the Commission on December 21, 2007, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 which was filed with the Commission on July 19, 2002, and which is incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Commission on April 6, 2004, and which is incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 21, 2004, and which is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Commission on March 29, 2005, and which is incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 16, 2006, and which is incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on August 10, 2006, and which is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 15, 2007, and which is incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 18, 2008, and which is incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on December 16, 2008, and which is incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K which was filed with the Commission on January 5, 2009, and which is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A which was filed with the Commission on February 23, 2009, and which is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2009, and which is incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on May 13, 2009, and which is incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 19, 2009, and which is incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on July 22, 2009, and which is incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on January 22, 2010, and which is incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 16, 2010, and which is incorporated herein by reference.
(23)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on June 23, 2010, and which is incorporated herein by reference.
(24)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 4, 2010, and which is incorporated herein by reference.
(25)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 9, 2011, and which is incorporated herein by reference.
(26)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q which was filed with the Commission on November 10, 2011, and which is incorporated herein by reference.
(27)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on March 27, 2012, and which is incorporated herein by reference.
(28)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on May 21, 2012, and which is incorporated herein by reference.
(29)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on August 7, 2012, and which is incorporated herein by reference.